Form 10-K
period 2007-12-31
GreenHunter Energy, Inc.
filed 2008-03-31
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File No. 001-33893
GREENHUNTER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4864036

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1048 Texan Trail, Grapevine, Texas 76051
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (972) 410-1044
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.001 par value)	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑
As of June 30, 2007, the aggregate market value of voting stock held by non-affiliates was $13,600,275 as computed by reference to the price at which the common equity was last sold.
The number of shares outstanding of the registrant’s common stock at March 14, 2008 was 19,759,173.

Part I
Item 1. Business
     Some of the information contained in this Description of Business may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “anticipate,” “expect,” “estimate,” “continue” or other such words. These types of statements discuss future expectations or contain projections or estimates. When considering such forward-looking statements, investors should consider the risk factors set forth in the “Risk Factors” section of this report. These risk factors and other unidentified factors could cause actual results to differ materially from those contained in any forward-looking statement.
Website Access to Reports
     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through our internet website, www.greenhunterenergy.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Incorporation and Organization
     GreenHunter Energy, Inc. (“GreenHunter”) was incorporated under the laws of the Delaware General Corporation Law (“DCGL”) in the State of Delaware on June 7, 2005 under the name BTHC IV, Inc. We were formed for the purpose of reincorporating BTHC IV, LLC, a Texas limited liability company, in the State of Delaware. BTHC IV, LLC was reincorporated in Delaware by means of a merger into GreenHunter on April 11, 2006.
     On December 6, 2006, GreenHunter Wind Energy, LLC (“Wind Energy”), a Wyoming limited liability company, completed a “reverse acquisition” with us. In exchange for all of the membership interest of Wind Energy, we issued 14,560,000 shares of Common Stock to the sole shareholder of Wind Energy, or 97.1% of all of the issued and outstanding stock of GreenHunter. Simultaneous with the closing of the transaction with Wind Energy, we changed our name to GreenHunter Energy, Inc. and increased the number of authorized shares of Common Stock to 100,000,000, consisting of 90,000,000 shares of Common Stock, having a par value of $.001 per share and 10,000,000 shares of preferred stock, having a par value of $.001 per share.
     GreenHunter was formed to be the first publicly traded renewable energy company based in the U.S. that provides to investors a portfolio of diversified assets in the alternative energy sector. Our corporate headquarters are located at 1048 Texan Trail, Grapevine, Texas 76051, and our phone number is (972) 410-1044.
Business
     GreenHunter’s business plan is to acquire businesses and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We intend to become a leading provider of clean energy products offering residential, business and other customers the choice to support clean energy generated from sources such as wind, solar, geothermal and biofuels (biodiesel and ethanol). Headquartered in Grapevine, Texas, GreenHunter was formed with the aim of changing the way power and renewable energy fuels are produced and ultimately distributed. Our goal is to be more efficient and therefore more economic for returns to our shareholders.
     Renewable energy can be defined as energy from resources that cannot be depleted or are otherwise naturally replenished when the energy is used at a sustainable level or, in other words, energy obtained from sources that are essentially inexhaustible, unlike, for example, the fossil fuels, of which there is a finite supply. Renewable sources of energy include biofuels, biomass, wind, solar and geothermal energy.

     Renewable energy and energy technologies attracted a record $100 billion in investment worldwide in 2006, according to a report from the United Nations Environment Program (“UNEP”). The report forecasts that investors could put in $120 billion in 2007.
     Renewable energy sources today produce approximately 2% of the world’s energy, but presently account for 18% of world investment in power generation. Wind power leads the production, although solar and biofuels are growing more quickly from a smaller base. The wind sector had the most investment worldwide with 38% of the total; ahead of biofuels at 26% and solar power at 16%.
     The UNEP report attributes the sector’s boom to a range of global concerns that include climate change, increasing energy demand and energy security. Consumer awareness is growing, and both federal and state politicians are increasingly moving renewables up the agenda. Also spurring the alternative energy sector’s growth has been the persistently high price of oil, but the UNEP report notes that renewable energy investment is becoming more independent of the price of oil. Other useful considerations include:
•	Renewable energy and energy efficiency markets are becoming more global and enjoying easier access to capital markets;

•	Capital is generated from the venture investment community, the stock markets and internal refinancing, signaling the sector’s shift to a more mainstream status;

•	Energy efficiency is a significant but largely invisible market, attracting increasing attention as investors realize its important role in meeting rising energy demand; and

•	Capital investors appear to be more closely aligned with industry proponents in their view of anticipated growth.
     GreenHunter is currently focused on the renewable energy sectors of wind, biomass and biofuels. Our assets consist of leases of real property for future development of wind energy projects located in Montana, New Mexico and California, a former waste oil and chemical refinery that has been converted to a biodiesel refinery located in Houston, Texas, and a biomass power plant located in El Centro, California. It is our intention in the future to expand our renewable portfolio to possibly include solar, geothermal and ethanol (generated from other sources, not corn-based). We believe a unique opportunity exists at our El Centro, California holdings to possibly build a “renewable energy campus” that could include some or all of these alternative energy businesses, including solar, geothermal and sugarcane based ethanol.
     The following is a description of renewable energy assets currently owned and recently acquired by GreenHunter, including management’s discussion of the competitive strengths of the assets.
Biofuels
     Unlike other renewable sources, biomass can be converted directly into liquid fuels called “biofuels” to help meet transportation needs. The two most common types of biofuels are biodiesel and ethanol.
     Ernst & Young recently extended its renewable energy index process to include biofuels. The United States is at the top of the “All Biofuels Index” due to its recent strength and scale of development, its high gasoline and diesel consumption and its sophisticated financial markets.
Biodiesel basics
     Biodiesel is a clean-burning, non-toxic and biodegradable renewable fuel that is an alternative to petroleum diesel. Biodiesel is primarily used in blends with petroleum diesel as a fuel for trucks and automobiles, but can also be used as heating oil and in a variety of other applications, including marine transportation, electrical generation, farming equipment and mining operations.

     Biodiesel contains no petroleum and is a renewable fuel because it can be made from a variety of renewable raw materials, or “feedstocks”, including vegetable oils, animal fats and recycled cooking oils. Biodiesel performs comparably to petroleum diesel in terms of fuel economy, horsepower and torque and offers many benefits over petroleum diesel. The use of biodiesel reduces greenhouse gas emissions (both tailpipe emissions and emissions on a total lifecycle basis, including emissions created in the production of biodiesel), as well as other emissions such as particulate matter, carbon monoxide and unburned hydrocarbons. Biodiesel is more biodegradable than petroleum diesel and is also safer to transport due to the higher temperature at which biodiesel ignites, known as its flashpoint. The production of biodiesel may generate emissions credits, which can be traded on various exchanges, both nationally and internationally.
     Biodiesel can be used in its pure form as a direct substitute for diesel fuel or can be mixed at any level with petroleum diesel to create a biodiesel blend. This distinguishes biodiesel from ethanol, which can be blended with gasoline at higher levels only for use in specially modified engines and therefore is not generally used as a direct substitute for gasoline. A blended biodiesel fuel may offer improvements over low-sulphur, unblended petroleum diesel because its increased lubricity has the ability to extend engine life and reduce maintenance costs. In addition, biodiesel has a significantly higher cetane rating, which is a measurement of diesel ignition performance, than petroleum diesel. As a result, biodiesel can improve the ignition performance of diesel engines when it is used in blended or pure form.
     Biodiesel blends at various concentrations and can be used in diesel engines without modifications. Biodiesel blends vary according to geographic region and climate, but the most commonly-used blends generally range from a blend of 2% biodiesel and 98% petroleum diesel, or (“B2”), up to a blend of 20% biodiesel and 80% petroleum diesel, or (“B20”). We believe that worldwide usage of biodiesel will significantly increase in accordance with government instituted renewable fuels standards and blending mandates, as well as a general increase in the use of diesel.
Traditional Biodiesel Production Process
     Biodiesel is produced through a process called transesterification, which involves taking naturally-occurring carbon chain molecules, known as triglycerides, (found in items such as vegetable oils and animal fats), and converting them into methyl esters, (the chemical term for biodiesel.) This is achieved by reacting triglycerides with an alcohol such as methanol.
     GreenHunter BioFuels, Inc. shall produce biodiesel in a continuous combination process that has three U.S. patents pending.
     Triglycerides
     Biodiesel is the common name given to liquid fuel made from blending methyl esters with #2 diesel fuel. #2 diesel fuel is commonly known as “diesel” and is a petroleum fuel that has been available to consumers for decades. Methyl esters can be made from naturally-occurring, renewable sources of fats and oils (non-petroleum oils). Non-petroleum fats and oils are liquid compounds made up of glycerides that naturally occur in vegetable oil seeds (soybeans, corn, cotton, canola, rapeseed, palm, jatropha, etc.) as well as in living animals such as cattle, poultry and hogs. Glycerides are multi-part molecules that have a main body or core with one, two or three arms, or branches. The main body or core of a glyceride is a glycerin molecule. The arms, or branches, stemming from the glycerin core are special acid molecules called fatty-acids. Three fatty-acid branches connected to a glycerin core make up a fat/oil molecule that is technically known as a tri-glyceride. Two fatty-acid branches connected to a glycerin core make up a fat/oil known as a di-glyceride and one fatty-acid branch connected to a glycerin core make up a mono-glyceride. When fatty-acid branches break off a glyceride molecule and are present within an oil solution they are referred to as Free Fatty Acids or (“FFAs”). Non-petroleum fats and oils are typically made up of mostly triglycerides and FFAs.

     Transesterification
     Non-petroleum fats and oils can be made into methyl esters through a chemical reaction called transesterification. To cause transesterification (or, to cause fats and oils to become methyl esters), the fats and/or oils must be mixed with alcohol in the presence of a catalyst. A catalyst is a chemical that helps a chemical reaction proceed more quickly and thoroughly. GreenHunter will use methanol as the alcohol for the transesterification of vegetable oils and animal fats. Although the use of other alcohols is possible, they are not economically feasible at this time.
     The separation of FFAs and other compounds from whole triglycerides is known as “refining”. In its biodiesel process, GreenHunter will continuously refine fats and oils, and then use a continuous combination process that transesterifies the fats and oils to methyl esters. The combination aspect of the GreenHunter process will also make it possible to convert the separated FFAs and other compounds that were refined out of the triglycerides to methyl esters. GreenHunter will use a chemical reaction/process known as acid-esterification to convert FFAs and other compounds to methyl esters or to glyceride compounds that can, in turn, be converted to methyl esters. Acid-esterification is a chemical reaction where FFAs are mixed with a strong acid (GreenHunter will use sulfuric acid) in the presence of methanol. Acid-esterification changes FFAs into mono-glycerides, di-glycerides and methyl esters. The stream of acid-esterified material then rejoins the triglyceride stream going to the transesterification process. By recovering and converting the FFAs and other compounds to methyl esters, the GreenHunter process will be highly efficient, making the most methyl esters from every unit of fat/oil entering the GreenHunter process.
     The GreenHunter process will achieve feedstock conversion yields of approximately 99% for two reasons: First, the combination process allows recovery and conversion of FFAs and other compounds to methyl esters. Second, GreenHunter will use a distillation process to polish or purify its methyl esters. All but 1% (plus or minus) of the non-methyl ester compounds removed in the distillation process shall be recycled to the front of the GreenHunter process for another opportunity to be converted to desirable methyl ester product. The recycled material will consist of mono-glycerides, di-glycerides and tri-glycerides that were not successfully converted in their earlier exposure to the combination process.
     Glycerin
     The by-product of biodiesel or methyl ester production is glycerin. Glycerin is used as an ingredient in a wide range of products and applications, including pharmaceutical and personal care products, foods and beverages, animal feed and plastics. Glycerin can be sold in an unrefined form, in a partially processed form, or in a refined form. The GreenHunter process will not refine glycerin, but it will add value to the crude glycerin it produces by neutralizing the glycerin. Neutralizing glycerin makes it more fluid and pourable at cold temperatures. While dry, un-neutralized, crude glycerin will solidify in the range of 80 to 120 degrees F; dry, neutralized glycerin will remain liquid and pourable down to a range of 10 to 20 degrees F.
     Methanol
     The GreenHunter process will include the ability to recover and re-use all excess methanol used in the combination process. The GreenHunter BioFuels, Inc. facility located in Houston, Texas has a methanol distillation system/department that is five times larger than required to meet the direct needs of the 105 million gallon-per year biodiesel production capacity at the Houston site. As a result, GreenHunter BioFuels, Inc. has the ability and opportunity to source off-spec methanol from third-party sources, distill it and sell it as a secondary business at the same location.
Biodiesel Quality Standards
     GreenHunter methyl esters/biodiesel shall meet or exceed American Society of Testing Materials, or (“ASTM”), and European, or (“EN”), standards — ASTM D6751-07 and EN 14214.

     In the U.S, biodiesel quality is measured against the ASTM standard D6751-07, which specifies the 18 required properties of B100 biodiesel for use as a blend component with petroleum diesel fuel. This standard specifies, among other parameters, the maximum amounts of contents of certain matter including acid, free glycerine, total glycerine, water and sediment content, sulfated ash, total sulfur, copper corrosivity, carbon residue and phosphorous.
     In order to be designated biodiesel, you must meet the technical standards of ASTM 06751-07. The EN 14214 Standards are the European standards for biodiesel production. We cannot receive the various tax credits available to it if these standards are not met. It is anticipated that these standards will be met once the refinery begins operations. The capital budget for our refinery of approximately $30 million was developed with these minimal standards as part of the design process. We anticipate that our $150 million credit facility (see “Management’s Discussion and Analysis or Plan of Operation — Overview”) with a large European financial institution, our redeemable debenture offering, and the cash on hand from recent equity offerings, will meet our capital needs to complete the refinery construction and provide adequate working capital.
Feedstocks
     A wide range of feedstocks may be used to produce biodiesel, including vegetable oils (such as soybean and canola oils), palm oils, animal fats (such as tallows and lard), and yellow grease (such as recycled cooking oil and tallows blended together). Historically, the majority of biodiesel produced in North America has been made from soybean oil, whereas the majority of biodiesel produced in the European Union (“EU”) has been made from rapeseed, or canola oil. This is largely due to the proximity of supply of these two seed oils in these markets and the inability of many technologies to efficiently and economically convert feedstocks with higher FFAs, such as palm, animal fats and recycled oil, into biodiesel. Biodiesel producers choose which feedstock to use based on compatibility with their process technology, as well as price and local availability. Feedstock prices vary substantially over time and feedstocks themselves vary according to local agriculture, weather and soil conditions. In addition to rapeseed oil and soybean oil, potential feedstocks include palm oils and a wide variety of other vegetable oils, such as sunflower, corn and cotton oils. Yellow grease is used in considerably smaller volumes than pure vegetable oils. Our biodiesel production process will process feedstocks at conversion yields in excess of 98%.
     Additional feedstocks may be used to produce biodiesel in the future. For example, we believe that jatropha, an adaptable bush or tree that produces a toxic, inedible oil, has the potential to become an important source of feedstock for biodiesel in the near future because it adapts well to semi-arid, marginal soil locations where other higher-value food crops cannot be grown. Additionally, substantial amounts of capital are being spent around the world planting jatropha. Another potential feedstock is algae. Algae is comprised of approximately 40% triglycerides, and new methods to grow and harvest it on a commercial basis are currently being developed. Governments around the world have demonstrated a strong interest in each of these products as new, potentially abundant sources of cash crops for their countries.
     Biodiesel production costs are highly dependent on these feedstock costs. Typically, the costs of fats, oils or greases used to make biodiesel constitute a majority of the finished product cost. The economics of biodiesel production are primarily affected by the difference or between the prices of feedstocks, some of which are commodities (such as seed oils and palm oil), and the prices for refined biodiesel of ASTM or EN quality as compared to the prices for petroleum diesel. To produce biodiesel economically, a producer must seek to minimize feedstock and other production costs and maximize yield, which is the extent to which feedstock is fully converted into methyl esters. The relative cost of the various feedstocks depends largely on the content of free fatty acids (typically, the higher the FFA content, the lower the cost) and whether the feedstock may be used in the edible food market. Feedstock costs are also influenced by a number of other factors, including consumer demand for food quality feedstocks, industrial demand for non-food quality feedstocks, weather conditions, production levels, availability of feedstock export markets and government regulation including tax incentives. In order to minimize feedstock costs, we believe the ability to utilize a wide variety of feedstocks efficiently and interchangeably is imperative to gaining a competitive advantage in the biodiesel production market.

     Once our facility is completed in April 2008, we will be able to process the following feedstocks: soybean oil (refined or crude), palm oil (refined or crude), rapeseed oil, cotton seed oil, jatropha oil, animal fats (beef and poultry), castrol oil and canola oil.
     All of these feedstocks are currently available to us, both domestically and internationally, throughout the year.
Benefits of Biodiesel
     According to the National Biodiesel Board, environmental benefits in comparison to petroleum based fuels include:
•	Biodiesel reduces by as much as 65% the emission of particulates, which are small particles of solid combustion products. This can reduce cancer risks by up to 94% according to testing sponsored by the Department of Energy.

•	Biodiesel does produce the same or slightly more (up to 7% more) nitrogen oxide (“NOx”) emissions than petrodiesel, but these emissions can be reduced through the use of catalytic converters. As biodiesel contains no nitrogen, the increase in NOx emissions may be due to the higher cetane rating of biodiesel as well as higher oxygen content, which allows it to convert nitrogen from the atmosphere into NOx more rapidly. Properly designed and tuned engines may eliminate this increase.

•	Biodiesel has higher cetane rating than petrodiesel, and therefore ignites more rapidly when injected into the engine. It also has the highest energy content (B100) of any alternative fuel in its pure form.

•	Biodiesel is twice as biodegradable as petroleum oils and is non-toxic. Tests sponsored by the United States Department of Agriculture confirm biodiesel is less toxic than table salt and biodegrades as quickly as sugar.

•	In the United States, biodiesel is the only alternative fuel to have successfully completed the Health Effects Testing requirements (Tier I and Tier II) of the Clean Air Act (1990).
     In addition, the National Biodiesel Board lists the following advantages of biodiesel over other alternative fuels:
•	Today, diesel engines can run most biodiesel blends with no modifications.

•	Biodiesel does not need investments into new infrastructure. It can use the current distribution and retail infrastructure.

•	Biodiesel can be blended in any percentage with petrodiesel.

•	Biodiesel has the highest energy content (BTU) of any alternative fuel.

•	Harmful emissions (carbon monoxide, particulate matter and hydrocarbons) are reduced by more than 50% compared with petrodiesel.

•	Biodiesel is the only alternative fuel to pass Tier 1 and Tier 2 health effects testing required by the Clean Air Act.

•	Biodiesel has a positive energy balance.
     Biodiesel can capitalize on existing infrastructure to quickly and efficiently satisfy a portion of world energy needs.
Market Acceptance of Biodiesel
     According to the National Biodiesel Board:
     Domestic:
•	600 major fleets use biodiesel commercially.

•	More than 850 retail filling stations offer biodiesel to the public.

•	Our federal government has mandated the use of 4 billion gallons of renewable fuel in 2006, growing to 7.5 billion gallons in 2012.

•	Currently there are 171 plants either with producing biodiesel or being planned.
     International:
•	Asia Pacific will overtake North America by 2010

•	As economies mature, demand typically shifts from industrial use to transportation sectors

•	U.S. is gasoline focused regarding fuels whereas Asia is diesel-focused (gas oil)

•	Biodiesel will have far greater impact on road diesel balances than ethanol will have on gasoline balances
GreenHunter BioFuels, Inc. (formerly Channel Refining Corporation) Acquisition
     GreenHunter BioFuels, Inc., formerly known as Channel Refining Corporation, (“BioFuels”), a Texas corporation, was formed in 1994 to develop a 20 acre industrial parcel located on the Houston ship channel into a waste oil recycling facility. The property was acquired from private individuals who manufactured troop marine transport vessels for the U.S. military. BioFuels was the first processing operation located on this property. After the waste oil recycling facility was put into operation, the market to purchase used waste oil was dramatically affected by large utilities buying up the available market inventory at a higher price than BioFuels was capable of economically paying. BioFuels decided to invest in more sophisticated processing equipment to convert the waste oil recycling refinery into a specialty chemical manufacturing process. Prior to our acquisition, BioFuels was manufacturing base oils, lubricants, diesel fuels and naptha. Naptha is defined as an intermediate refined product distilled from crude oil. GreenHunter Energy acquired BioFuels on April 13, 2007. BioFuels did not produce any biodiesel or associated products prior to our acquisition.
     BioFuels has several key transportation and distribution attributes including:
•	Feedstock can be delivered by either barge, truck, rail or ship (across the channel)

•	Distribution of finished product can be either shipped by barge, delivered through an on-site truck terminal or possibly loaded onto bulk rail transport

•	An existing dock is capable of unloading 30 thousand barrels at any one time
     Prior to our acquisition, BioFuels did transport its finished products by barge and truck, but did not utilize the rail system located on the property. While it is management’s intention to utilize all three transportation methods once the plant has begun commercial operations, BioFuels is currently planning on utilizing only trucking to transport its commercial grade methanol during the first months of operation.
     BioFuels also has key site and processing attributes relevant to its new operation including:
•	35 thousand barrels of static storage

•	2,800 — 7,500 barrels per day of processing ability

•	Adequate water and power supplies

•	Sophisticated chemical processing instrumentation and controls

•	Additional processing equipment for market inefficiencies

•	Ample expansion area for increased production capacity

•	Ample open acreage for additional storage capacity
GreenHunter Strategy for the GreenHunter BioFuels Plant
     Our primary business objective is to convert most of the existing processing technology into the nation’s largest commercial biodiesel refinery. Additionally, we plan to be a fuels blender by constructing 700 thousand barrels of additional storage facilities. The business of producing biodiesel is not a seasonal business. It is our goal to accomplish this by executing the following business strategies:
•	Design and convert the existing facility to an initial 105 million gallons per year (“mmgy”) biodiesel refinery capable of utilizing multiple vegetable oil feedstocks and animal fats.

•	Install ample tankage for 700 thousand barrels of bulk storage capacity along with the ability to acquire feedstock and sell finished product at opportune times.

•	Maintain an approximate $0.50 per installed gallon capital cost. Management believes the current market for competitors ranges from $1.10 — $1.25 per installed gallon.

•	Reduce exposure to commodity price risk through hedging strategies while maintaining enough storage capacity to take advantage of market opportunities with physical supply.

•	Maintain cost control by self-performing as the general contractor in this project.

•	Become the low cost producer of BQ-9000 certified biodiesel and biodiesel blends.

•	Act to take advantage of the following federal/state tax incentives: Federal Biodiesel Excise Tax Credit of $1.00/gallon for straight agri-biodiesel or $.01/percentage point of agri-biodiesel in a petroleum based diesel blend.

•	Process contaminated methanol into a commercial grade methanol product. GreenHunter acquired a 45,000 bbl/month methanol processing tower which was located on the BioFuels site from a third party. This tower is unique in that methanol represents approximately 8-10% of the cost of goods sold in the manufacturing and refining of biodiesel. We will only utilize approximately 20% of the methanol tower’s total capacity. Therefore, it can contribute to lower operating costs by allowing us to purchase contaminated methanol and re-process it to a 99.85% methanol which can be used in the refining process at 40-50% below the cost of pure methanol. In addition, we will have additional methanol capacity to further process and sell to other biodiesel producers or support additional GreenHunter Energy refineries in the future. Very few other biodiesel producers in the U.S. have their own on-site methanol distillation tower.
     We believe that we will complete construction of this facility by the end of April 2008. During this phase of construction, the only operation we are currently conducting is the processing of contaminated methanol into a commercial grade methanol and the leasing of bulk tank storage to third paties. The capital budget of $30 million for refinery construction and an additional $17 million for additional storage facilities will be financed by using our existing capital, our credit facility with WestLB, and our redeemable debenture offering currently being marketed. The project is approximately 90% completed as of the end of March 2008.
     On December 20, 2007, BioFuels entered into a credit agreement with WestLB which provides a $38.5 million term loan facility and a $5 million working capital facility in connection with BioFuels’ development, construction and operation of a 105 million gallon per year diesel refinery, together with glycerin and methanol, and terminal assets located in Houston, Texas. The credit agreement allows for both a base rate and a LIBOR interest option and includes customary covenants and funding conditions. The credit agreement is secured by substantially all of BioFuels’ assets, excluding approximately 350 thousand barrels of planned terminal storage. The bank may, in its sole discretion, increase the credit facility up to an aggregate of $150 million (including this $43.5 million commitment) to include other biodiesel, methanol and glycerin production, terminal projects and other renewable energy projects of GreenHunter Energy and its subsidiaries.
     Even though not critical to our business, we are currently in the process of patenting up to three of our concepts as they relate to the processing of biodiesel at the facility. We have obtained all necessary permits including an air discharge permit at our biodiesel facility. We have committed capital to improve the foundations and containment areas surrounding our storage facilities which could be affected by flooding. We do not anticipate any significant capital expenditures relating to federal, state and local provisions concerning the environment in the foreseeable future.

Competitive Strengths
     There are approximately 171 biodiesel plants on production or currently being planned in the United States. We will market our biodiesel to users in (i) South Texas and the Gulf Coast and (ii) internationally. Currently more than 50% of US-produced biodiesel is sold in the European market.
     We believe that we are well positioned to achieve our primary business objectives and to execute our strategies due to the following competitive strengths:
•	We have substantially all of the necessary infrastructure in place to begin producing biodiesel by the end of April 2008.

•	The transportation infrastructure of barge, rail and truck provides maximum flexibility to receive and ship products at the most economic cost.

•	The ability to be both a producer and a terminal operator/blender provides significant opportunistic advantages for feedstock acquisition and finished product sales.

•	Our management team has substantial experience in both the oil and gas industry and environmental business and have historically been the lower-cost producers in these industries during their prior careers.

•	We plan to have sufficient storage facilities to create hedging opportunities due to control of physical product.

•	The future refinery location has transportation infrastructure that is unique in the biodiesel industry:
a.	Ability to bring in by barge or ship all raw materials either domestically or internationally,

b.	Rail service for raw materials and finished product shipping on-site, and

c.	Major interstate within 5 miles.
     The multiple transportation options of truck, rail, barge on site and the ability to load large ships nearby creates a competitive advantage over other biodiesel production locations within the Midwest and other landlocked facilities. Additionally, future access to interstate pipelines in the Houston Ship Channel area further defines our transportation abilities. In particular, our location provides the following:
a.	Located in one of the largest U.S. cities (Houston) which also has one of the highest rates of diesel fuel use per capita in the United States;

b.	Provides the ability to ship finished product by barge to either domestic or international destinations; and

c.	Provides the ability to economically access interstate pipelines to transport finished product to major northeast U.S. markets.
Sustainable Competitive Strategy
     Raw materials and finished product transportation assets are an integral part of GreenHunter Energy’s strategy to provide a sustainable competitive advantage. This combination of on-site and in close proximity of transportation/distribution assets that will be available for biodiesel transportation, should enable maximum diversification of feedstock acquisition as well as maximum transportation outlets. We strongly believe the future is embedded in the present, which is why we strategically used existing petroleum fuels-based transportation and distribution infrastructure rather than build new “greenfield” facilities.
     Prior to becoming operational, we have not contracted with specific customers whom we will sell our product to. We anticipate that we will sell our product to a variety of markets, including the wholesale transportation market, the marine market, the military market, municipalities and possibly in the European market, where the biodiesel market is more established. We do not anticipate that we will be dependent on a single or a few suppliers of feedstock or purchaser of our refined biodiesel, the loss of either could have a material adverse impact on our operation.

Ethanol
     The vast majority of ethanol produced in the U.S. is utilized as fuel. The choice of ethanol-based fuels as an alternative to gasoline has been somewhat controversial in the past, due in part to the subsidies required to make ethanol competitive with gasoline when oil was selling for less than $50 per barrel. Harvesting and production processes for corn-based ethanol also use significant amounts of energy to fuel tractors, fertilize corn fields, and convert the grain to ethanol, raising questions about the net energy benefits of ethanol. Many blenders add ethanol to gasoline to produce E-10, a blend of 10% ethanol and 90% gasoline that can be used by all cars without any engine, fuel system or other modifications.
     In the long term, questions also persist about the supply of biomass materials, particularly given that current production in the United States is based almost entirely on the corn crop. Ethanol production from corn can only be expanded so far before biofuel requirements start impinging on the food supply. New biotechnologies that allow for the manufacture of ethanol from the cellulose found in agricultural and forestry residues can alleviate some of these concerns.
     Researchers are currently investigating a variety of different non-edible “energy crops,” most notably switchgrass, which could reduce the cost of biomass fuel and electricity within the next decade. Waste streams, such as wood chips, sawdust, and pulp from the forest products industry or the organic fraction of municipal solid waste, can also be used to produce alcohol fuels and generate electricity. In his 2006 State of the Union address, President Bush touted cellulosic ethanol as a fuel of the future that could be made from switchgrass and wood chips and enunciated the goal that cellulosic ethanol should be “practical and competitive” with gasoline by 2012.
     We currently have no concrete plans for developing an ethanol business. Should we decide to pursue this business sector in the future, we intend to focus primarily on sugar cane-based ethanol production facilities rather than corn-based.
Biopower
     Biopower, or biomass power, is the use of biomass to generate electricity. Biomass is any organic matter which is available on a renewable or recurring basis, including trees, plants and associated residues; plant fiber; animal wastes; industrial waste; and the paper component of municipal solid waste.
     Biomass is considered to be a replenishable resource because it can be replaced fairly quickly without permanently depleting the Earth’s natural resources. By comparison, fossil fuels such as natural gas and coal require millions of years of natural processes to be produced. Therefore, mining coal and natural gas depletes the Earth’s resources for thousands of generations. Alternatively, biomass can easily be grown or collected, utilized and replaced.
     Energy crops involve a “closed-loop process” in that they are grown specifically for their ability to generate energy. Crops such as switch grass, cottonwood and sugar cane are attractive for fuel. Additionally, these crops are short rotation crops; they regrow after each harvest, allowing multiple harvests without having to replant. Manure from cattle feedlots and dairies can also be put to practical use as a renewable energy source and a biomass plant feedstock.
     Moreover, using biomass to create energy has positive environmental implications. Carbon dioxide is a naturally-occurring gas. Plants collect and store carbon dioxide to aid in the photosynthesis process. As plants or other matter decompose, or natural fires occur, CO2 is released. In the past 150 years, the period since the industrial revolution, carbon dioxide levels in the atmosphere have risen from around 150 ppm to 330 ppm, and are expected to double before 2050.

Mesquite Lake Resource Recovery Plant Acquisition
     Mesquite Lake Resource Recovery Plant (“Mesquite Lake”), is an 18.5MW waste-to-energy facility located in El Centro, California. This Imperial County facility was originally built in 1989 at a cost of approximately $68 million to process cow manure into power and operated until December 1994, when its Power Purchase Agreement (“PPA”) was repurchased by Southern California Edison. Several modifications were implemented during its operating life to improve plant performance leading to a 95% on-line capacity factor during its last year of operation. Currently, Mesquite Lake is not generating electricity and is in a dormant state.
     The facility was acquired by Chateau Energy, Inc. (“Chateau”) in June 2002. After acquiring Mesquite Lake, Chateau explored many options for the dormant facility. Within a twenty mile radius of the plant, there are approximately 400 thousand head of feedlot cattle which produce approximately 4 thousand tons a day of manure. In addition, California has an abundance of wood waste to be disposed of on an annual basis. Wood waste haulers typically dispose of wood waste in landfills or taken to other sources such as a biomass plant. With the increased pressure from the State and EPA on waste generators, the local cattle feedlot industry is now prepared to be an economic supplier of fuel for the plant.
     Chateau conducted a series of engineering studies to evaluate the condition of the plant equipment and further studies of the fuel source in an effort to improve manure as a fuel for the process. All of the third party reports appear positive and also provide economical solutions to re-powering the facility using pre-treated cattle manure. We acquired Mesquite Lake from Chateau on May 14, 2007. This project is in the development stage of engineering, budget establishment and procurement of contractors to complete refurbishment. We currently estimate a time schedule for the commencement of operations on or before June 30, 2009. There are no patents or other intellectual property rights associated with this facility. The business of producing electricity from biomass is not a seasonal business. While we currently have an agreement with Southern California Edison to provide electricity for 15 years, in the event that such agreement is terminated or expired, there are other utilities in the area to purchase electricity. In the unlikely event that we cannot enter into a power purchase agreement with a utility, the plant would be able to operate by accessing the merchant market.
     Mesquite Lake has a number of key project attributes:
•	Mesquite Lake has a new definitive power purchase agreement that has been executed with Southern California Edison. The agreement with Southern California Edison contains the following major terms:
•	Term of 15 years;

•	Renewable energy source: biomass (treated manure and wood waste);

•	Contract capacity 15 MW;

•	Start up deadline: December 31, 2009 and

•	Energy price received is a fixed price escalating annually.
•	Mesquite Lake has executed an interconnect agreement with Imperial Irrigation District and Southern California Edison.

•	Project proximity to manure sourced from cattle yards in the Imperial Valley is ideal.

•	Project qualifies for the Federal Production Tax Credit.

•	Facility should be able to use multiple biomass fuel sources at a large variance of heat rates.

•	Project will provide base load renewable power as opposed to intermittent power provided by other forms of renewable power projects.

     Mesquite Lake infrastructure:
•	The current day replacement costs for an 18.5 MW biomass facility is approximately $2.1 million per MW ($38.85 million). GreenHunter Energy has acquired and is in the process of refurbishing the facility at a cost of $1.1 million per MW ($20.18 million).

•	The electrical infrastructure of the plant is in excellent operational shape.

•	The power generation and distribution infrastructure of the plant is in very good condition with a limited amount of overhaul needed.

•	The original construction cost of plant in 1989 was $68 million.
GreenHunter Energy Strategy for the Mesquite Lake Plant
     Our primary business objective is to re-power the facility using existing biomass processing technology into a profitable electricity power plant. We intend to accomplish this by executing the following business strategies:
•	Find an optimal biomass fuel mix that will maximize profitability of the plant.

•	Execute long term supply contracts with local biomass producers.

•	Begin to produce our own biomass, investigate the possibility of planting a certain type of tree that will ultimately make the facility a closed-loop biomass facility.

•	Evaluate the feasibility of building an energy “campus” that includes solar power, wind, a biodiesel refinery and possibly an ethanol plant around the existing site location.
Competitive Strengths
     We believe that we are well-positioned to achieve our primary business objectives and to execute our business strategies due to the following competitive strengths:
•	We acquired this asset for $2.8 million. The estimated cost to restart this facility is $15 million, and a total cost (purchase price and a refurbishment) of $17.8 million, which is less than 30% of the original cost dating back to 1989.

•	We have a majority of all the necessary infrastructure in place to begin producing electricity during the first quarter of 2009.

•	We have a transmission interconnect in place.

•	We have a new 15 year power purchase agreement executed with a major utility.

•	We estimate our fuel source cost to be 10-25% below industry standard.

•	This power plant is the only one of its kind in the US capable of utilizing 100% cow manure to generate electricity.
     The Mesquite Lake biomass plant will require an estimated $15 million to refurbish and begin generating electricity. This project is currently finalizing engineering designs and final regulatory approval. We are currently evaluating utilizing a portion of our credit facility to finance the construction and start up of the Mesquite Lake Resource Recovery Facility.
Wind Energy
     Wind energy, the world’s fastest growing energy source, is a clean and renewable source of energy that has been in use for centuries throughout Europe and, more recently, in the United States and other nations, becoming an increasingly popular choice for new electricity generation around the world. Wind turbines, both large and small, produce electricity for utilities and homeowners and remote towns.
     North America is expected to continue as the second largest regional market in terms of total installed capacity, with anticipated average annual growth of approximately 25%.

Wind Energy Basics
     We have been harnessing the wind’s energy for hundreds of years. From old Holland to farms in the United States, windmills have been used for pumping water or grinding grain. Today, the windmill’s modern equivalent—a wind turbine—can use the wind’s energy to generate electricity.
     Wind turbines, like windmills, are mounted on a tower to capture the most energy. At 100 feet (30 meters) or more above ground, they can take advantage of the faster and less turbulent wind. Turbines catch the wind’s energy with their propeller-like blades. Usually, two or three blades are mounted on a shaft to form a rotor.
     A blade acts much like an airplane wing. When the wind blows, a pocket of low-pressure air forms on the downwind side of the blade. The low-pressure air pocket then pulls the blade toward it, causing the rotor to turn. This is called lift. The force of the lift is actually much stronger than the wind’s force against the front side of the blade, which is called drag. The combination of lift and drag causes the rotor to spin like a propeller, and the turning shaft spins a generator to make electricity.
     Wind turbines can be used as stand-alone applications, or they can be connected to a utility power grid or even combined with a photovoltaic (solar cell) system. For utility-scale sources of wind energy, a large number of wind turbines are usually built close together to form a wind plant or wind farm. Several electricity providers today use wind plants to supply power to their customers.
     Stand-alone wind turbines are typically used for water pumping or communications. However, homeowners, farmers, and ranchers in windy areas can also use wind turbines as a way to cut their electric bills.
     Small wind systems also have potential as distributed energy resources. Distributed energy resources refer to a variety of small, modular power-generating technologies that can be combined to improve the operation of the electricity delivery system.
Current GreenHunter Energy Wind Projects
     We currently have six wind projects that we are developing and a number of others in the “pipeline”. The projects are located in Montana (4 locations), California and New Mexico. Currently all our wind projects are in various stages of environmental impact studies, meteorological evaluations and various other regulatory approvals and processes. It is management’s current intention to acquire the necessary wind turbines and associated equipment in late 2008 or early 2009 to begin construction on one or more site locations.
     Management intends to utilize its existing financing sources or access new capital available in the market to fund our wind projects. The business of producing electricity from wind energy is not a seasonal business. We may be required to enter into a power purchase agreement with a utility to purchase the electricity generated by our properties in order to be successful in developing our wind assets. We may also choose to sell our wind power into the merchant market. We have budgeted $90 million to develop a 50MW wind farm. This capital is currently anticipated to be spent in the year 2008. In addition, beginning in 2009, we anticipate spending a minimum of $2 million per year developing our additional wind prospects.
Investment in MingYang
     GreenHunter executed a Subscription and Equity Transfer Agreement whereby GreenHunter will acquire a 6.30% equity interest in MingYang Wind Power Technology Co., Ltd, (“MingYang”) based in Guang Dong Province, People’s Republic of China (“PRC”) for approximately $10 million USD. GreenHunter’s investment has been approved by the appropriate governmental authorities to allow for a foreign investment in the PRC. We have certain anti-dilution protective provisions and preemptive rights in connection with our investment.

     MingYang is involved in the manufacturing of industrial scale wind turbines in the PRC. MingYang anticipates that once it reaches full production capacity at its new manufacturing plants within the next couple of years, it will become one of the largest manufacturers of wind turbines in the PRC. MingYang has existing orders from companies for installation of wind turbines within the PRC that exceed 1,000 MW.
     In addition, Wind Energy has executed a landmark master turbine supply agreement with MingYang. This agreement allows Wind Energy to potentially purchase more than 900 MW of new capacity for wind projects to be developed between 2008 and 2012 in North America.
     Key components of this transaction are as follows:
•	In 2008 Wind Energy will have the option to purchase up to 108 MW of turbines (1.5 MW sized machines) for new projects in the United States.

•	During 2009 through 2012, Wind Energy has the preferential right to purchase any turbines to be exported by MingYang to North America.

•	During 2008 through 2012, Wind Energy will have the right to purchase larger capacity turbines if MingYang manufacturers such turbines.

•	MingYang will provide maintenance services through a services agreement between the two companies.
     The following is a brief summary of each of our current wind projects:
     Montana
     Golden Sunlight Wind Project, Jefferson County
•	1,100 Acres under lease or renewal.

•	Potential for 40 turbines (60 MW).

•	Wind Strength: Measured monthly average of 15 MPH.

•	1 Meteorological tower installed December 2005 and 1 Meteorological tower installed January 2006 at 60 meter hub height.
     Kimmet Ranch Wind Project, Glacier County
•	2,750 Acres under lease.

•	Potential for 68 turbines (102 MW).

•	Wind Strength: Measured monthly average of 18 MPH.

•	Meteorological tower installed December 2005 at 60 meter hub height.

•	Interconnection with 115kV transmission line and proposed 230kV Montana — Alberta Tie Line.
     Townsend Wind Project, Jefferson County
•	5,500 Acres under lease.

•	Potential for 140 turbines (210 MW).

•	Wind Strength: Measured monthly average of 10 MPH.

•	Meteorological tower installed April 2006 at 60 meter hub height.

•	Interconnection to proposed Townsend substation and proposed Northern Lights 500kV DC line from Townsend to Las Vegas.
     Valley County Wind Project, Valley County
•	20,000 Acres under lease.

•	Potential for 50 turbines (75 MW).

•	Wind Strength: Measured monthly average of 18 MPH.

•	3 Meteorological towers collecting wind data in four locations over a two year period at hub heights of 40 meters and 60 meters.

•	Interconnection to 161 kV WAPA transmission line upgradeable to 230kV, or to Colstrip lines jointly with coal project, or with upgrades to WAPA lines to the east into North Dakota and Minnesota.
     California
     Ocotillio Wind Project, Imperial County
•	6,280 acres under lease.

•	Seeking monitoring and testing ROW.

•	Potential for 150 turbines (225 MW).

•	1 Meteorological tower proposed for third quarter 2008.
     New Mexico
     Gerhardt Wind Project, Guadalupe County
•	16,000 acres under lease.

•	Potential for 200 turbines (300 MW).

•	Wind Strength: Measured monthly average of 18 MPH.

•	1 Meteorological tower installed on September 2005 at 60 meter hub height.
Competition
     We are currently competing with other producers of wind energy for leases, equipment and access to transmission lines that are currently available. We believe we can favorably compete in this market based on our identified prospects, our already completed environmental and wind studies, and our access to wind turbines as compared to our competitors who have not yet identified a prospect or have access to new wind turbines.
Solar Energy
     Solar energy, provided by the sun, is constantly replenished and will not produce harmful pollution like fossil fuels. Solar energy may be used passively, such as to heat and light buildings, or technology may be used to harness the sun’s energy by collecting it and transforming it to generate electricity. Current technologies include photovoltaics, concentrating solar, solar hot water, and more.
     The basic economic difference between solar and conventional power is that a solar system’s cost is almost entirely fixed and paid for upfront, whereas conventional power is driven by variable costs over time which could include coal, natural gas, etc.
     GreenHunter’s current plan is to focus on utility scale solar prospects when a decision is made by the management team to expand to the solar energy industry. We are exploring possible investments in thin film photovoltaic (“PV”) manufacturing and concentrating solar power (CSP) technologies such as parabolic trough solar power. Commerciality of solar power is currently constrained by average prices that are considerably higher than that of conventional power.
     GreenHunter will also evaluate distributed generation components of solar power. Currently, solar power is attractive due to the opportunity to invest in emerging technologies in the distributed nature of PV. Distributed generation systems can provide savings through increased reliability, reduced needs for distribution infrastructure upgrades and reduced line losses. We currently have no concrete plans for developing our solar energy business.

Geothermal Energy
     Geothermal energy is a form of renewable energy derived from heat deep in the earth’s crust. This heat is brought to the near-surface by thermal conduction and by intrusion into the earth’s crust of molten magma originating from great depth. As groundwater is heated, geothermal energy is produced in the form of hot water and steam. The heated groundwater can be used for direct heating of homes and greenhouses, for vegetable drying, and for a number of other uses. These are known as direct uses of geothermal energy.
     Geothermal energy is also used for electricity production. Geothermal power generation is used today throughout the world where good geothermal resources exist, including many locations in the western United States. The U.S. continues to be the world leader in capacity and a wave of new development is underway that could double capacity within the next few years, helped by federal production tax credits.
     Three types of power plants are used to generate power from geothermal energy: dry steam, flash, and binary. Dry steam plants take steam out of fractures in the ground and use it to directly drive a turbine that spins a generator. Flash plants take hot water, usually at temperatures over 200°C, out of the ground, and allows it to boil as it rises to the surface, then separates the steam phase in steam/water separators, and then runs the steam through a turbine. In binary plants, the hot water flows through heat exchangers, boiling an organic fluid that spins the turbine. The condensed steam and remaining geothermal fluid from all three types of plants are injected back into the hot rock to pick up more heat. This is why geothermal energy is viewed as sustainable. The heat of the earth is so vast that there is no way to remove more than a small fraction even if most of the world’s energy needs came from geothermal sources.
     While we are actively looking for investments which relate to generating power with geothermal energy, we currently have not delineated a budget to develop this renewable business.
Research and Development
     We do not spend any funds on research and development at any of our business segments.
Employees
     As of March 7, 2008, we had 16 employees at the corporate office in Grapevine, Texas. There are 21 employees located at the biodiesel refinery in Houston, Texas and 3 employees working on behalf of GreenHunter Wind Energy, LLC.

     Item 1A. Risk Factors
Risks associated with our business
     We have a limited operating history and our business may not be as successful as we envision.
     We are a newly formed corporation with minimal operating history upon which to base the evaluation of our company’s assets. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to develop our existing leased wind assets and to acquire, develop and operate renewable energy businesses. GreenHunter will be subject to the risks involved with any speculative new venture. We have minimal present revenue and will not generate any significant revenue until, at the earliest, after the successful development of our existing wind assets or successful development of the biodiesel refinery. Due to many undeterminable market conditions, there can be no assurance that GreenHunter will be able to operate profitably in the future.
     Our lack of diversification may increase our risk.
     We expect our prime source of revenue will come from renewable energy assets that generate cash flow from the sale of biodiesel, methanol, wind, and biomass-created energy. Any diminution in the value of our assets or decrease in operating revenues could negatively affect our ability to become profitable. Further, the illiquid nature of the assets we intend to purchase could jeopardize our ability to satisfy our working capital needs or impair our ability to meet any debt obligations that may become due.
     We may not be able to effectively manage our acquisition and construction costs.
     We may suffer from increasing costs in retrofitting current acquisitions. While we have closed on the acquisition of the biodiesel refinery and biomass plant in El Centro, California, substantial costs will be incurred in retrofitting the former petroleum recycling facility into a biodiesel refinery and refitting the biomass plant. While we have attempted to project such costs, changes in engineering scope, increases in construction, labor, or capital expenses could impair our ability to successfully achieve our investment objectives.
     We have debt that could adversely affect our financial health and prevent us from fulfilling our obligations.
     We have now and will continue to have a certain amount of indebtedness. As of December 31, 2007, we had total indebtedness of approximately $16.9 million. We will incur additional indebtedness as we draw on our credit line with WestLB and continue to issue our 10% redeemable debentures. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. Also, our ability to obtain additional financing in the future may be impaired by our leverage. Our indebtedness could make it more difficult for us to satisfy our obligations; increase our vulnerability to general adverse economic and industry conditions; require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; force us to sell assets or seek additional capital to service our indebtedness which we may be unable to do at all or on terms favorable to us; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds.
     We are dependent upon our key personnel.
     Our operations and financial success will significantly depend on the continued success of our managerial personnel. Our managerial personnel will have the right to make all decisions with respect to management and operation of our business and affairs. We are dependent on the executive officers and key personnel of

GreenHunter Energy and their ability to attract and retain qualified personnel. Our profitability could be adversely affected in the event members of our management team become unable or unwilling to continue to direct our operations. At this time, we have not entered into any employment agreements with any of our management personnel. Further, our officers’ and directors’ allocation of their time to other business interests could at times have a negative impact on our ability to acquire, develop and manage our renewable assets and to consummate any business combinations. All of our officers and directors are required to commit their full work hour time to our business affairs, with the exception of Mr. Evans.
     We may not be able to meet our capital requirements.
     We will need to make substantial capital expenditures in connection with the refurbishment and construction of our biodiesel refinery in Houston, Texas and the refurbishment of our biomass plant in California. We currently intend to finance these projects utilizing our credit facility with WestLB and the marketing of a convertible bond offering to accredited investors. In the event we are not able to draw the entire $150 million credit facility or continue to successfully market our convertible bonds, we will not be able to meet our capital needs and complete our pending projects. Therefore, we will not have any immediate sources of cash or revenue. There can be no assurance that any additional debt or equity financing will be available to allow us to fund our capital requirements.
Risks Related to the Biodiesel Industry
     The biodiesel industry is highly dependent on a mix of legislation and regulation and any changes in legislation or regulation could harm our business, results of operations and financial condition.
     The competitiveness of biodiesel currently depends to a large extent on tax incentives and renewable fuel standards. We intend on blending our biodiesel at our facilities in Houston, Texas. As a result, we would be eligible to participate in the U.S. federal excise tax incentive program for biodiesel. We cannot assure you that the biodiesel fuels credit or any other government incentive programs will be renewed on similar terms, if at all. Any failure to renew such incentive programs at all or on similar terms could harm our business, financial condition and results of operations. In addition, the tax credit and other federal and state programs that benefit biodiesel generally are subject to U.S. and other government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures that might in the future be the subject of challenges.
     In recent years, the U.S. federal government has sought to stimulate the production and use of biodiesel fuel. The primary incentive is the biodiesel fuels credit, which was enacted as part of the American Jobs Creation Act of 2004 (Public Law No. 108-357). As codified under Section 40A of the Internal Revenue Code (26 U.S.C. 40A), the biodiesel fuels credit is equal to the ''biodiesel mixture credit’’ plus the ''biodiesel credit.’’ The biodiesel mixture credit is U.S.$0.50 per gallon of biodiesel used by the taxpayer in the production of a qualified biodiesel mixture (i.e., ''second use’’ biodiesel made from recycled cooking oil or grease that is blended with diesel fuel). The biodiesel credit is U.S.$0.50 per gallon of biodiesel that is not in a mixture with diesel fuel and that is either used by the taxpayer as fuel in a trade or business or is sold by the taxpayer at retail as vehicular fuel. Additionally, in the case of agri-biodiesel (i.e., ''first use’’ biodiesel produced from ''virgin oils’’ such as soybean oil or derived from animal fats), each credit is worth U.S. $1.00 per gallon rather than U.S. $0.50 per gallon. Finally, there is an additional U.S.$0.10 per gallon tax credit for small agri-biodiesel producers. The biodiesel fuels credit is only available for biodiesel that meets both the registration requirements for fuels and fuel additives established by the Environmental Protection Agency under section 211 of the Clean Air Act (42 U.S.C. 7545) and the ASTM D6751 standard.
     Although these tax incentives are scheduled to expire at the end of 2008, U.S. Congress is currently considering legislation that would extend the biodiesel fuels credit for an additional two years. As favorably reported by the Senate Finance Committee, the proposed Energy Advancement and Investment Act of 2007 would extend the credit through December 31, 2010. In addition, the proposed legislation would extend the small agri-biodiesel producer credit through December 31, 2012 on the first 15 million gallons of biodiesel production for producers with an annual capacity of 60 million gallons or less. As favorably reported by the House Ways and Means Committee, the proposed Renewable Energy and Energy Conservation Act of 2007 would extend the biodiesel fuels credit through December 31, 2010. In their current form, certain bills would amend current law to eliminate the availability of the credit on biodiesel fuel exports by making the credit available only with respect to biodiesel fuel produced and consumed in the United States
     The elimination or significant reduction in the biodiesel tax credits described above or other programs could harm our business, financial condition and results of operations.
     In the United States, the Energy Policy Act of 2005 (Public Law No. 109-58), for example, mandates a minimum amount of renewable fuel (biodiesel, ethanol, and other renewable fuels) to be used by petroleum refiners in the fuel supply market, increasing from 4.0 billion gallons in 2006 to 7.5 billion gallons by 2012. In addition, the statute established the Alternative Fuel Refueling Infrastructure Tax Credit, which provides an income tax credit for costs associated with installing alternative fuel pumps. The credit equals 30% of the cost for retailers (up to $30,000), as well as $1,000 for residential buyers. Qualifying pumps include, among others, those dispensing any mixture of biodiesel and diesel fuel containing at least 20% biodiesel. Recent legislative proposals continue to support the use of alternative fuels. Under the proposed Renewable Fuels, Consumer Protection, and Energy Efficiency Act of 2007 recently adopted by the U.S. Senate, for example, U.S. Congress would establish a renewable fuels standard intended to encourage the use of 36 billion gallons of renewable fuels annually by 2022.
     While these renewable fuel standards should stimulate demand for renewable fuels generally, we cannot assure you that there will be specific demand for biodiesel. Any waiver of, or failure to adopt, the renewable fuel standards could adversely impact the demand for biodiesel and may have a material adverse effect on our business, financial condition and results of operations.
     Our operations are subject to various regulatory schemes and failure to comply with such regulations could harm our business, results of operations and financial condition.
     All phases of designing, constructing and operating biodiesel production facilities present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, provincial, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with biodiesel fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines, penalties and liability, as well as potentially increased capital expenditures and operating costs. The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties, and may require us to incur costs to remedy such discharge.
     Furthermore, our planned operation in Houston, Texas will require, licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities. Our ability to obtain, amend, comply with, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain, amend to conform to our operations, or extend a license or a loss of any of these licenses or permits may have a material adverse effect on our business, financial condition and results of operations.

     Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our business, financial condition and results of operation.
     Our results of operations, financial condition and business outlook are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.
     Our financial results are substantially dependent on many different commodity prices, especially prices for feedstock, biodiesel, petroleum diesel and materials used in the construction of our production facilities. As a result of the volatility of the prices for these items, our financial results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the ability to hedge against certain feedstock price fluctuations is limited, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial costs and risks and may not be effective to mitigate these fluctuations.
     We depend on third parties for all of our feedstock supply. If such third parties are not able to complete their feedstock supply services or default on their agreement to provide us with feedstock or procure feedstock for us, we would be materially adversely affected. Irrespective of whether third parties perform under feedstock contractual arrangements with us, we may be forced to buy feedstock at uneconomic rates, or we may not have access to feedstock at all. Additionally, we may have difficulty selling our biodiesel if third parties with whom we contract under our off-taking agreements do not perform. These conditions may cause our operating results to suffer.
     As feedstocks comprise the primary input in producing biodiesel, changes in the price of feedstocks can significantly affect our business. The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstock is available at economical terms, which could have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstocks.
     Historically, the price of biodiesel has correlated closely to the price of petroleum diesel which is directly correlated to the price of crude oil. The price of petroleum diesel fluctuates substantially and is difficult to forecast due to factors such as political unrest, worldwide economic conditions, supply and demand, seasonal weather conditions, changes in refining capacity, fluctuations in exchange rates and natural disasters. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel production facilities and on our general financial condition. Price fluctuations for biodiesel fuel may also impact the investment market, and our ability to raise investor capital. Although market prices for biodiesel fuel rose to record levels during 2007 because of crude oil prices, there is no assurance that these prices will remain at high levels. Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our business, financial condition and results of operations.
     Biodiesel is marketed both as a pure and blended substitute for diesel, and as a result a decrease in petroleum diesel prices may reduce the price at which we can sell our biodiesel and materially and adversely affect our business, financial condition and results of operations.
     Competition due to advances in alternative fuels may lessen the demand for biodiesel and negatively impact our profitability.
     Alternative fuels, gasoline oxygenates, ethanol and biodiesel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that, like biodiesel, may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Additionally, there is significant research and development being undertaken regarding the production of ethanol from cellulosic biomass, the production of methane from anaerobic digestors, and the production of electricity from wind and tidal energy systems, among other potential sources of renewable energy. If these alternative fuels continue to expand and gain broad acceptance, we may not be able to compete effectively. This additional competition could reduce the demand for biodiesel, which would adversely affect our business, results of operations and financial condition.
     Adverse public opinions concerning the biodiesel industry in general could harm our business.
     The biodiesel industry is new, and general public acceptance of biodiesel is uncertain, especially in the United States. Public acceptance of biodiesel as a reliable, high-quality alternative to petroleum diesel may be limited or slower than anticipated due to several factors, including:
•	public perception that biodiesel is produced from waste vegetable oil or other lower-quality feedstocks, thereby resulting in lower quality fuel;

•	public perception that the use of biodiesel will require excessive engine modifications, or that engines running biodiesel will not reliably start in cold conditions;

•	actual or perceived problems with biodiesel quality or performance; and

•	concern that using biodiesel will void engine warranties.
     Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our biodiesel, which in turn could decrease our sales, harm our business and adversely affect our financial condition.
Risks Related To the Renewable Energy Industry
     Future Investments Limited Only to the Renewable Energy Industry.
     Since we are not limited to any particular target business in the renewable energy industry with which to complete an acquisition or business combination, we are unable to currently ascertain the merits or risks of any future business we may operate. We may consummate a business combination in the future with a company in any business we choose in the renewable energy industry (e.g., wind, solar, geothermal, biomass and biofuels) and are not limited to any particular type of business. While current acquisitions are detailed in the “Description of Business” section, there is minimal current information for you to evaluate the possible merits or risks of any other target businesses which we may acquire in the future. To the extent we complete a business combination with a financially unstable company, a company with unknown or non-quantifiable risks or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of such entity. Further acquisitions or business combinations with an entity in the renewable energy industry would be characterized by a high level of risk, and we may be adversely affected by currently unascertainable risks of that business. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.
     Competition may impair our success.
     The renewable energy marketplace is highly competitive and subject to rapid technological change, and we may be unable to successfully compete. We compete in the market for renewable energy products and services which is intensely competitive and subject to rapid technological change. Evolving industry standards, rapid price changes and rapid product obsolescence also impact the market. Our competitors include many domestic and foreign companies, most of which have substantially greater financial, marketing, personnel and other resources than we do. Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that render BioFuels’ and GreenHunter’s technologies, products or services obsolete or less marketable. Our success will be dependent upon our ability to develop products that are superior to existing products and products introduced in the future, and which are cost effective. In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace.
     Regulation and Legislation on Renewable Energy.
     The favorable regulatory climate for the renewable energy industry may not continue. The profitability of our renewable energy projects will be in part dependent upon the continuation of a favorable regulatory climate with respect to the continuing operations and the future growth and development of the renewable energy industry. Government regulations, subsidies, incentives and the market design currently have a favorable impact on the building of renewable energy facilities. If the current government regulations, subsidy and incentive programs or the design of the market are modified, GreenHunter’s projects may be adversely affected, which may have a material adverse effect on GreenHunter.
     Volatility in Pricing for Renewable Energy.
     The market price of renewable energy fuels is volatile and subject to significant fluctuations, which may cause our profitability to fluctuate significantly. The market price of renewable energy fuels is dependent on many factors, including the price of gasoline, which is in-turn dependent on the price of crude oil. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, and Saudi Arabia, countries comprising the former U.S.S.R., Venezuela, and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline. Unprofitable prices for the sale of renewable energy fuels may result from the significant fluctuations in market prices. In recent years, the price of crude oil, gasoline and renewable energy fuels have all reached historically unprecedented high levels. If the prices of gasoline and petroleum decline, we believe that the demand for and price of renewable energy fuels may be adversely affected. Fluctuations in the market price of renewable energy fuels may cause our profitability to fluctuate significantly.
     We believe that the production of renewable energy fuels is expanding rapidly, especially in the United States. There are a number of new plants under construction and planned for construction. We expect existing renewable energy fuel plants to expand by increasing production capacity and actual production. Increases in the demand for renewable energy fuels may not be commensurate with increasing supplies of renewable energy fuels. Thus, increased production of renewable energy fuels may lead to lower renewable energy fuel prices. The increased production of renewable energy fuels could also have other adverse effects. For example, increased renewable energy fuels production could lead to increased supplies of co-products from the production of renewable energy fuels. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of renewable energy fuels could result in increased demand for renewable energy fuel supplies. This could result in higher prices for such supplies and cause higher renewable energy fuels production costs and will result in lower profits. We cannot predict the future price of renewable energy fuels. Any material decline in the price of renewable energy fuels will adversely affect our sales and profitability.
     Dependence on Wind Resource(s).
     A portion of our business is dependent on the availability of wind resource(s). The strength and consistency of the wind resource at any of our wind projects will vary. Weather patterns could change or the historical data could prove to be an inaccurate reflection of the strength and consistency of the wind in the future. If there is insufficient wind resource, the assumptions underlying the economic feasibility as to the amount of electricity to be generated by any of our wind projects will not be met and income and cash flows will be adversely impacted. Our future evaluation of our wind projects will be based on assumptions about certain conditions that may exist and events that may occur in the future. A number of additional factors may cause the wind resource and energy capture at any of our wind projects to differ, possibly materially, from those initially assumed by management, including: the limited time period over which the site-specific wind data were collected; the potential lack of close correlation between site-specific wind data and the longer-term regional wind data; inaccurate assumptions related to wake losses and wind shear; the limitations in the accuracy with which anemometers measure wind speed; the inherent variability of wind speeds; the lack of independent verification of the turbine power curve provided by the manufacturer; the potential impact of climatic factors, including icing and soiling of wind turbines; the potential impact of topographical variations, turbine placement and local conditions, including vegetation; the power delivery schedule being subject to uncertainty; the inherent uncertainty associated with the use of models, in particular future-oriented models; and the potential for electricity losses to occur before delivery.
     Further, the wind resources may be insufficient for Wind Energy, a wholly-owned subsidiary of GreenHunter, to become and remain profitable. Wind is naturally variable. The level of electricity production at any of our wind projects, therefore, will also be variable. If there is insufficient wind resource at a project site due to variability, the assumptions underlying management’s belief as to the amount of electricity to be generated by any of our wind projects will not be met. Accordingly, there is no assurance that the wind resource will be sufficient for Wind Energy to become or remain profitable.
     Construction and Development Delays.
     Construction and development delays may adversely affect our business. Absent a successful business combination, the ability of BioFuels, Wind Energy and GreenHunter to generate revenues will depend upon the successful completion of the development, construction and operations of our existing wind assets, biodiesel refinery, and biomass plant. Capital equipment needs to be manufactured, shipped to our project sites, installed and tested. In addition, on-site roads, substations, interconnection facilities and other infrastructure all need to be either built or purchased and installed. There is a risk that the construction phase may not be completed, that either may be substantially delayed, or that material cost over-runs may be incurred, which may result in BioFuels, Wind Energy and GreenHunter being unable to make positive income.
     Volatility in the Market Price of Electricity.
     Our potential revenues, income and cash flow are subject to volatility in the market price for electricity. GreenHunter’s ability to generate revenue has exposure to movements in the market price of electricity, as sales to the power market are likely to be made at prevailing market prices. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy, as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment within the U.S. and to the power markets in other jurisdictions via interconnects and other external factors outside of the control of GreenHunter. Energy from wind generating facilities must be taken “as delivered” which necessitates the use of other system resources to keep the demand and supply of electric energy in balance. Accordingly, the potential revenue, income and cash flow may be volatile and adversely affect the value of GreenHunter.
     Licenses and Permits.
     We may be unable to obtain all necessary licenses and permits. BioFuels, Wind Energy and GreenHunter may not necessarily hold all of the licenses and permits required in connection with the construction and operation of most of our wind projects, biodiesel refinery, and biomass plant. The failure to obtain all necessary licenses or permits, including renewals thereof or modifications thereto, could result in construction delays of any of our wind projects or could otherwise have a material adverse effect on BioFuels, Wind Energy and GreenHunter.
     Interconnection Agreements.
     We may be unable to enter into a necessary interconnection agreement. BioFuels, GreenHunter Wind Energy and GreenHunter will be required to enter into certain interconnection agreements with electric utilities prior to selling electricity. The failure to enter into such interconnection agreements on terms that are acceptable to BioFuels, Wind Energy and GreenHunter could have a material adverse effect on BioFuels, Wind Energy and GreenHunter.
     Strict Liability for Toxic and Hazardous Materials; No Environmental Indemnity.
     Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto the property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. If any hazardous materials are found within the operations of BioFuels, Wind Energy and GreenHunter and are in violation of the law at any time, BioFuels, Wind Energy and GreenHunter may be jointly and severally liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after BioFuels, Wind Energy and GreenHunter sell any subject properties and may apply to hazardous materials present within the properties before BioFuels, Wind Energy and GreenHunter acquired the properties. If significant losses arise from hazardous substance contamination, the financial viability of BioFuels, GreenHunter Wind Energy and GreenHunter may be substantially and adversely affected. Management is not aware that any of our properties currently contain any toxic or hazardous materials.
Risks Relating to the Ownership of our Securities
     We may issue shares of our capital stock or debt securities to complete a business combination or acquire assets, which would dilute the equity interest of our stockholders and could cause a change in control of our ownership.
     Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of Common Stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. As of March 14, 2008, there are 70,240,827 authorized but unissued shares of our Common Stock available for issuance and 9,987,500 shares of preferred stock available for issuance. As of March 14, 2008, the number of shares of our common stock subject to outstanding options, warrants and the Company’s Series A convertible preferred stock was 13,148,024 (including 378,074 warrants to purchase common stock to be issued to our debenture holders on March 31, 2008). Although we have no commitments as of March 14, 2008 to issue any additional securities, we will, in all likelihood, issue a substantial number of additional shares of our Common Stock or preferred stock, or a combination of common and preferred stock, to the shareholders of a potential target or in connection with a related simultaneous financing to complete a business combination or asset purchase. The issuance of additional shares of our Common Stock or any number of shares of our preferred stock may:

•	significantly dilute the equity interest of shareholders in our Company;

•	subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded to holders of our Common Stock;

•	cause a change in control if a substantial number of our shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and possibly result in the resignation or removal of some or all of our present officers and directors; and

•	adversely affect prevailing market prices for our Common Stock.
     Similarly, our issuance of debt securities could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination or asset purchase were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contains covenants that require the maintenance of certain financial ratios or reserves, or change of control provisions, and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.
     Our ability to successfully effect a business combination and to be successful afterwards will be totally dependent upon the efforts of our key personnel, and others who will be hired to manage the acquired business and whom we would have only a limited ability to evaluate.
     Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. However, we cannot presently ascertain the future role of our key personnel in the target business. Although our current management expects to remain associated with us in senior management or advisory positions following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources familiarizing them with such requirements. This process could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
     Our officers and directors’ allocation of their time to other business interests could have a negative impact on our ability to develop our renewable assets and consummate a business combination.
     All of our officers are required to commit their full work hour time to our business affairs, with the exception of Mr. Evans. Due to existing board of director positions and other business interests that Mr. Evans maintains with other companies, Mr. Evans cannot commit 100% of his work hours to GreenHunter. However, all material corporate, strategic and financial decisions will be reviewed and ultimately decided by Mr. Evans.
     Our officers and directors may become affiliated with entities engaged in business activities similar to our own and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.
     Our officers and directors may become affiliated with entities engaged in business activities similar to our own. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

     Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.
     We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well-established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors may possess greater technical, human and other resources than we do, and our financial resources may be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to successfully complete an acquisition of a target business, our business plan will be thwarted and investors may lose their entire investment.
     We may be unable to obtain additional financing, if required, to complete a business combination, asset purchase or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination or asset purchase.
     We cannot ascertain the capital requirements for any particular transaction. If the net proceeds of any specific capital raise prove to be insufficient, either because of the size of the business combination or asset purchase, we may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination or asset purchase, we would be compelled to restructure the transaction or abandon that particular business combination or asset purchase and seek an alternative target. In addition, if we consummate a business combination or asset purchase, we may require additional financing to fund the operations or growth of the target. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.
     We depend on key management personnel, and the loss of any of these individuals could have a material adverse effect and make it more difficult to find a suitable company for a business combination.
     Our ability to successfully effect a business combination will be largely dependent upon the efforts of our management team. We have not entered into any employment agreements with any of our management team at this time, nor have we obtained any “key man” life insurance on any of their lives. The loss of any of their services could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking a suitable target business to effect a business combination.
     In the event we cannot comply with the requirements of the Sarbanes-Oxley Act of 2002 or we acquire a business that is unable to satisfy regulatory requirements relating to internal controls, or if its internal controls over financial reporting are not effective, our business and our stock price could suffer.
     As a recently reporting public company, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the end of 2008. In addition, it will also require and evaluation of any target business acquired by us. Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls, including an evaluation of any target businesses acquired by a company. In the event the internal controls over financial reporting of a target business cannot satisfy the regulatory requirements relating to internal controls or if these internal controls over financial reporting are not effective, we may not be able to complete a business combination with the target business without substantial cost or significant risks to our company or our management may be unable to certify as to the effectiveness of the internal controls and our auditor may be unable to publicly attest to this certification following the completion of a business combination. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal controls over financial reporting and our independent auditors’ attestation of that assessment may require the commitment of significant financial and managerial resources or may prevent a business combination with certain target businesses. If we fail to timely complete our evaluation, if our management is unable to certify the effectiveness of the internal controls of our company or the acquired business or if our auditors cannot attest to management’s certification, we could be subject to regulator scrutiny and loss of public confidence, which could have an adverse effect on our business and our stock price.
     Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.
     We have issued warrants to purchase 2,807,834 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If, and to the extent, these warrants are exercised, you may experience dilution to your holdings.
     We do not intend to pay dividends.
     We have never declared or paid any cash dividends on our capital stock. We currently intends to retain any future earnings for funding growth and, therefore, does not expect to pay any dividends in the foreseeable future.
     Shareholders do not have preemptive rights and therefore are subject to dilution.
     Our Certificate of Incorporation denies the holders of Common Stock the right to subscribe for additional shares of capital stock upon any issuance or increase thereof. As a result, upon the issuance by the Company of any additional shares of Common Stock or securities convertible into Common Stock or preferred stock of the Company subsequent to the Offering, our stockholders may be unable to maintain their pro rata ownership of Common Stock.
Item 2. Properties
     Through our acquisition of BioFuels in April 2007, we own a waste oil recycling facility on a 20 acre industrial parcel located on the Houston ship channel. Until July 2007, the facility was manufacturing base oils, lubricants, diesel fuels and naptha. Our primary business objective is to convert most of the existing processing technology into the nation’s largest commercial biodiesel refinery. We are currently designing and converting the existing facility into a 105 million gallon per year biodiesel refinery capable of utilizing multiple vegetable feedstocks and animal fats. In addition, we are in the process of installing 700 thousand barrels of bulk storage capacity on site. We are currently 90% completed in our conversion of this facility.
     Our Mesquite Lake Resource Recovery Plant is an 18.5 MW waste-to-energy facility located in El Centro, California. This plant is owned by GreenHunter BioPower, Inc., a wholly-owned subsidiary of GreenHunter. This Imperial County facility was originally built in 1989 to process cow manure into electricity and operated until December 1994. Several modifications were implemented during its operating life to improve plant performance leading to a 95% on-line capacity factor during its last year of operation. Currently, Mesquite Lake is not generating electricity and is in a dormant state. Our primary business objective is to re-power the facility using existing biomass processing technology into a profitable electricity power plant.

     On November 30, 2007, we purchased real estate including two office buildings comprising approximately 20,200 usable square feet of space located in Grapevine, Texas for use as our corporate headquarters. The purchase price of the real estate was approximately $3.7 million.
Item 3. Legal Proceedings
     GreenHunter is currently not a party to any legal proceedings.
Item 4. Submission of Matters to a vote of Security Holders
     There were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise, during 2007.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock began trading on the American Stock Exchange on January 2, 2008, under the symbol “GRH”. Prior to trading on the AMEX, there was no public market for our common stock. From January 2, 2008 through March 14, 2008, the high and low closing price per share was $20.50 and $13.50, respectively and the average daily trading volume for our common stock for the same period was 4,200 shares, as reported by the AMEX.
     On March 14, 2008, the last reported closing price of our common stock on the American Stock Exchange was $18.50 per share. As of March 14, 2008, there were 609 record holders of our common stock.
     We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of our business activities.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	4,031,500	$5.60	—

Total	4,031,500	$5.60	—

     Recent Sales of Unregistered Securities
     The following information relates to all securities issued or sold by us within the past three years and not registered under the Securities Act of 1933. Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission which relates to transactions exempt from registration under the Securities Act of 1933. There were no underwriters employed in connection with any of the following transactions.
     On March 9, 2007, GreenHunter Energy entered into a Securities Purchase Agreement with three institutional investors whereby such investors agree to acquire an aggregate of $15 million of GreenHunter Energy securities.

Such securities consisted of $12.5 million of Series A Convertible Preferred Stock, $2.5 million of common stock and 1.5 million warrants to acquire common stock. Such purchase was accomplished in three separate tranches as follows:
     (i) March 12, 2007 — $5 million of securities, comprised of $2.5 million of Series A Convertible Preferred stock, $2.5 million of common stock (500,000 shares) and 500,000 warrants to acquire common stock with a strike price of $7.50 per share.
     (ii) April 5, 2007 — $5 million of securities, comprised of $5 million of preferred stock and 500,000 warrants to acquire common stock with a strike price of $7.50 per share.
     (iii) May 15, 2007 — $5 million of preferred stock and 500,000 warrants to acquire common stock with a strike price of $7.50 per share.
     On April 5, 2007, the Company sold the following securities to 41 accredited investors: one million shares of common stock and 500,000 warrants to acquire common stock with a strike price of $7.50 per share for an aggregate consideration of $5 million.
     On April 13, 2007, the Company acquired all the capital stock of Channel Refining Corporation for $11.3 million, consisting of cash and 450,000 shares of common stock (valued at $2.25 million ($5 per share)).
     On May 14, 2007, the Company acquired the Mesquite Lake Resource Recovery Facility for $7.335 million, consisting of cash and 800,000 shares of common stock (valued at $4.0 million ($5 per share)).
     On October 16, 2007, the Company sold 200,000 shares of common stock for an aggregate consideration of $2,000,000 to an institutional investor.
     On November 30 and December 14, 2007, the Company sold the following securities to accredited investors: 1,809,118 shares of common stock and 807,834 warrants to acquire common stock with a strike price of $18.00 per share for an aggregate consideration of $20.7 million.
     On December 20, 2007, we issued 10,950 shares of our common stock, in lieu of cash, valued at $120 thousand for commissions paid on the private placement, and we also issued 50,000 shares of our common stock valued at $500 thousand for fees related to two separate definitive agreements with MingYang.
Item 6. Selected Financial Data
     The following table presents our selected historical financial information as of and for the periods presented. The selected historical financial information has been derived from our audited financial statements.

	For the years ended December 31
	2007	2006	2005	2004	2003
Operating results
Revenues	$1,052,743	$—	$—	$—	$—
Material and freight	307,211	—	—	—	—
Operating expenses	451,588	—	—	—	—
Project costs	276,505	1,016,931	1,087,642	715,706	40,800
General and administrative(b)	11,783,113	676,881	357,327	223,054	1,585
Operating loss(b)	(11,884,301)	(1,728,500)	(1,454,482)	(942,570)	(42,385)
Net loss(b)	(12,034,342)	(1,760,195)	(1,454,210)	(942,570)	(42,385)
Preferred dividends	(1,657,671)	—	—	—	—
Net loss to common stockholders(b)	$(13,692,013)	$(1,760,195)	$(1,454,210)	$(942,570)	$(42,385)
Net loss per common share	$(0.80)	$(0.12)	$(0.10)	$(0.06)	$(0.00)

	For the years ended December 31
	2007	2006	2005	2004	2003
Balance sheet (end of period)
Cash and cash equivalents	$18,750,394	$64,786	$36,461	$13,305	$13,415
Property and equipment, net	32,668,032	114,040	109,451	40,341	—
Total assets	59,497,285	698,308	632,781	101,506	13,415
Long-term debt	16,716,738	2,851,259	—	—	—
Total liabilities	21,097,191	3,333,505	326,146	291,661	—
Preferred Stock	12,500,000	—	—	—	—
Total stockholders’ equity (deficit)	$38,400,094	$(2,635,197)	$(306,635)	$(190,155)	$13,415

(a)	On April 13, 2007, we acquired 100% of the capital stock of CRC, a specialty chemical manufacturer for cash of $6.6 million, notes payable of $1.6 million and 450,000 shares of common stock with a value of $2.1 million. The period ended December 31, 2007 includes CRC’s operations beginning April 14, 2007.

(b)	We issued 4,031,500 common stock options to employees and directors during 2007 valued at $6.3 million.

(c)	During 2007, we issued $12.5 million in Series A 8% Convertible Preferred Stock along with 1,250,000 common stock warrants pertaining to the preferred which were valued at $950 thousand and treated as a preferred stock dividend. We also paid $708 thousand in cash dividends on the Convertible Preferred Stock.

(d)	We purchased an 18.5 mega watt (nameplate capacity) biomass plant for $1.4 million in cash and 300,000 shares of our common stock, valued at $1.4 million, during 2007. In addition we acquired a power purchase agreement connected with the plant for 500,000 shares of our common stock valued at $2.3 million.

(e)	In November 2007 we acquired real estate including two office buildings for use as our headquarters for $3.7 million, financed in part by a loan of $3.1 million from a bank.

(f)	During 2007, we issued $7.3 million of 10% Series A Senior Secured Redeemable Debentures for net proceeds of $6.6 million.

(g)	During December 2007, we entered into a credit agreement with a bank which provides a $38.5 million term loan facility and a $5 million working capital facility in connection with the construction of our biodiesel plant in Houston, Texas. At December 31, 2007 the total amount outstanding on the term and working capital portions of the credit was $1.7 million and none, respectively.

(h)	During 2007 we issued 3,509,118 shares of our common stock in private placements of securities to accredited investors, along with 2,807,834 warrants to purchase our common stock at a weighted average exercise price of $10.52 per share. Proceeds from these private placements were approximately $29.1 million, net of selling costs.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion contains forward-looking statements that involve risks and uncertainties (see “Forward-Looking Statements” above). Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements and accompanying notes included herewith.
Overview
     Prior to April 13, 2007 we were a start up company in the development stage pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We currently have ongoing business initiatives at GreenHunter in wind, biodiesel, methanol and biomass. We intend to become a leading provider of clean energy products.
     We believe that our ability to successfully compete in the renewable energy industry depends on many factors, including the location and low cost construction of our planned facilities, development of strategic relationships, achievement of our anticipated low cost production model, and including recruitment of experienced management.

BioFuels
     On April 13, 2007, we purchased 100% of the outstanding stock of Channel Refining Corporation (“CRC”) subsequently renamed GreenHunter BioFuels, Inc. (“BioFuels”), a specialty chemical and waste oil manufacturer with facilities located in Houston, Texas. CRC’s operations principally consisted of producing petroleum diesel and naphtha from contaminated sources of trans-mix or other petroleum based products. Our interest in CRC was not for its existing operations, but was for the existing location for a biodiesel manufacturing, storage and terminal operation located along the Houston Ship Channel which would allow for multiple land and water based transportation options and the possibility of sourcing raw material from worldwide supplies.
     We are currently building a 105 million gallon per year capacity biodiesel refinery on this site location which will contain terminal operations and 700 thousand barrels of bulk product storage, as well as the ability to process up to 45,000 barrels per month of contaminated methanol (a chemical used in biodiesel production) and a 200 million pound per year capacity glycerin (a byproduct of biodiesel manufacturing) refinery on site. The specialty chemical and waste oil operation previously based on trans-mix raw material was continued through July 2007, and processing of contaminated methanol commenced in September 2007. We expect construction of the biodiesel refinery to be completed in April 2008 and commercial production of biodiesel to begin the following month. We expect the glycerin refinery to be completed by July 2008 and to become operational in August 2008. We expect to have completed the construction of approximately 350 thousand barrels of terminal storage by May 2008 and the remainder to be completed by the end of 2008. We do not expect to operate at a profit before our biodiesel refinery is completely constructed and operational.
     On November 8, 2007, we acquired 7.2 megawatts of diesel-powered electrical generators with the intention of converting these generators to run on biodiesel fuel and to build a peaking power plant for the sale of power into the electrical grid serving the Houston Ship Channel area. The generators were purchased for approximately $650 thousand and the total installed cost of the plant when completed is expected to be approximately $1.5 million. The plant is expected to be operational prior to the end of 2008.
BioPower
     In May 2007 we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in El Centro, California, which we intend to refurbish during 2008. At the same time we acquired this plant, we acquired a power purchase agreement with a major southern California utility to take the full electric production output capacity of the plant when operational. We expect to begin refurbishment of this plant in the second quarter of 2008 and to commence power generation during early 2009. The current plan is that the plant will operate on a combination of wood and manure-based fuels.
Wind Energy
     Until April, 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to potential wind energy farm locations in Montana, New Mexico and California and continue to operate and gather data produced from wind measurement equipment located on these sites. We also continue to seek additional potential development sites, particularly those that would be near our other renewable energy projects. The nature of these wind energy projects necessitates a longer term than our other projects before they become operational, if ever. We expect to commence construction on at least one of our Montana wind farms in 2008, which would involve construction of a ten megawatt wind farm. We expect this wind farm to become operational by the first quarter of 2009. Power will most likely be sold into the merchant market.
     One of the biggest challenges facing wind energy companies is the availability of wind turbines. To address this challenge, on November 28, 2007, we entered into a master wind turbine supply agreement with Guandong MingYang Wind Power Technology Co., LTD (hereinafter referred to as “MingYang”), a Chinese Company. This agreement provides that MingYang will supply 22 1.5 megawatt (MW) capacity wind turbines to the

Company in 2008 at a price of ten million Chinese RMB each (approximately $1.37 million per turbine at the exchange rate in effect at December 31, 2007). The agreement also provides for the availability of fifty additional 1.5 MW wind turbines in 2008 at a price to be negotiated, as well as the preference to purchase any size of wind turbines supplied by MingYang for use on our wind farm projects in North America through December 31, 2012. We estimate that the total capacity of wind turbines that would be available under this agreement could approach 900 MW through 2012. We are also seeking additional supply agreements with other domestic and foreign manufacturers.
     We also entered into an agreement with MingYang on November 28, 2007 to invest 75 million RMB (approximately $10.3 million at the exchange rate in effect at December 31, 2007) for a 6.3% equity interest in MingYang. This investment required approval by the government of the Peoples Republic of China. We made a deposit of 7.5 million RMB (approximately $1.01 million) on December 5, 2007. The necessary approvals were achieved during the first quarter of 2008, and the remaining 67.5 million RMB (approximately $9.25 million at the exchange rate in effect at December 31, 2007) investment will be made during the remainder of 2008. We believe this investment will further our goal of developing renewable energy sources on a worldwide basis.
Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006:
     Since we acquired 100% of the common stock of CRC on April 13, 2007, our operating results in the 2007 period included CRC’s operating results from April 14, 2007 through December 31, 2007, while the comparable period in 2006 does not reflect any operating results from CRC.
     Biofuels Revenues and Operating Costs
     For the year ended December 31, 2007, we had revenues from methanol sales of $341 thousand, fuel oil sales of $616 thousand and processing revenue of $96 thousand. We also had material and freight costs of $307 thousand and operating expenses of $452 thousand. Revenue and material and freight costs from CRC’s specialty chemical operations were replaced with revenue and material and freight costs from methanol processing beginning in September 2007.
     Wind Energy Operating Costs
     We incurred project costs associated with our wind energy projects of $277 thousand in the 2007 period compared to $1.0 million in the 2006 period; the decline was due to the winding down of preliminary engineering and environmental work in 2006 and the transition into a phase where we are concentrating on acquisition of additional wind data on the projects.
     Depreciation Expense
     Depreciation expense was $119 thousand during the 2007 period versus $35 thousand during the 2006 period, due primarily to the acquisition of CRC. We did not record any depreciation on the adjustment to fair value of equipment and infrastructure of $8.2 million recorded pursuant to the CRC acquisition as these costs are included with the biodiesel plant under construction.
     General and Administrative Expense
     General and administrative expense was $11.8 million during the 2007 period versus $677 thousand during the 2006 period. The 2007 period included employee stock option expense of $6.3 million as the result of issuing 4,031,500 common stock options with a weighted average exercise price of $5.60 per share to employees in 2007. No stock options were granted in the 2006 period. The 2007 period also included general and administrative expense of $641 thousand due to BioFuel’s operations versus none in the 2006 period. Other increases in general and administrative expense were due to increases in salaries and benefit costs due to an increase in the number of employees (including executive and other management staff) to manage the increased scope of operations in 2007, as well as increases in travel related expenses, professional fees, office and other expenses, all of which were directly related to the increased scope of operations in 2007 when compared to 2006. We expect to hire additional employees both on an operations related level as well as management and administrative staff as our projects come online. We also expect future office and related costs will continue to grow as we expand operations, and we expect professional fees and various other administrative costs will increase due to the public registration of our common stock and related reporting requirements.
     Operating Loss
     Our operating loss was $11.9 million in the 2007 period versus a loss of $1.7 million in the 2006 period, due principally to the increase in general and administrative expense which was offset by a reduction in project costs. Our Wind Energy segment generated an operating loss of $697 thousand during 2007 as compared to an operating loss of $1.7 million during 2006 due to a decrease in project costs as we completed the preliminary engineering and environmental phases and have transitioned into a phase where we are concentrating on the acquisition of wind data. Our BioFuels and BioPower segments generated operating losses of $98 thousand and $422 thousand, respectively, during 2007. Both of these segments began during 2007. Our unallocated corporate operating losses were $10.7 million during 2007, which included $6.3 million of stock compensation. Prior to 2007, all corporate activities were allocated to the Wind Energy segment as this was our primary focus.
     Other Income and Expense
     Interest income was $373 thousand in the 2007 period versus $487 in the 2006 period due to interest which was earned on the investment of funds raised from our issuances of common and preferred stock in 2007. Interest and other expense was $523 thousand in the 2007 period versus $32 thousand in the 2006 period due to the issuance of the convertible notes in December 2006 and the issuance of notes payable to the former CRC stockholders in April 2007.
     Net Loss
     We realized a net loss of $13.7 million in the 2007 period compared to a net loss of $1.8 million during the 2006 period due to the increases in our operating loss and interest expense which were partially offset by the increase in interest income in the current period. Dividends on our preferred stock were $1.7 million in the 2007 period versus none in the 2006 period due to the issuance of our Series A 8% preferred stock and common stock warrants related to the preferred stock during the 2007 period. The dividend included $708 thousand in cash payments and $950 thousand in non-cash expense which was based on the value of the warrants issued in connection with the preferred stock. Our net loss to common stockholders was $13.7 million in the 2007 period versus $1.8 million in the 2006 period, primarily due to the non-cash employee stock option expense of $6.3 million and the dividend expense of $1.7 million recorded in the 2007 period. Our net loss per share increased to $0.80 in the 2007 period, up from $0.12 in the 2006 period.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005:
     Revenues
     We were a development stage company and had no operating revenues in either period.
     Operating Costs
     Operations in both periods consisted of conducting preliminary assessment of developmental, operational and environmental issues for the various wind projects. These assessments were conducted with the assistance of a professional engineering firm experienced in wind project development in our areas of interest. During the second half of 2006, the then President and Chief Operating Officer and part owner of our company indicated a preference for living in and conducting principal project development operations in Europe, which was not acceptable to the other owner. This led to the buyout of the President’s ownership interest and his resignation from our company. As part of the buyout, the former President received all right and title to one of the Montana projects as well as cash. We then made the decision to reduce expenditures on the remaining wind projects to a level to facilitate the scientific gathering of data to further evaluate these projects and to finish certain environmental work that was necessary. Our decision was due in part to the lack of near term availability of wind turbines in the market as well as the need to wait for additional transmission capacity to become available in our areas of interest. As a result of these actions, project costs declined 7% in the 2006 period to $1.0 million from $1.1 million in the 2005 period.
     Depreciation Expense
     Depreciation expense increased 265% in the 2006 period to $35 thousand from $10 thousand in the 2005 period due to the increased number of wind measurement devices being employed in the project areas for a full year.
     General and Administrative Expense
     General and administrative expense increased 89% to $677 thousand in the 2006 period versus $357 thousand in the 2005 period. The principal reasons for this increase were an increase in employee expense of $182 thousand due to the addition of two management employees and an increase in professional fees of $114 thousand.
     Operating Loss
     Our operating loss increased 19% to $1.7 million in the 2006 period from $1.5 million in the 2005 period primarily as a result of higher general and administrative costs.
     Other Income and Expense
     Interest and other expense increased to $32 thousand in 2006 from none in 2005 due to the conversion of membership contribution to a note payable to stockholder of $2.9 million in December 2006.
     Net Loss
     Our net loss increased 21% to $1.8 million from $1.5 million due primarily to the increase in our operating loss and the increase in interest and other expense. Net loss per share increased 21% to $0.12 in the 2006 period versus a net loss of $0.10 per share in the 2005 period.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of December 31, 2007, we had cash and cash equivalents of approximately $18.8 million and working capital of $15 million as compared to cash and cash equivalents of $65 thousand and a working capital deficit of $238 thousand in the prior period. These increases in cash and working capital were due to the financing activities described below.
Financing Activities
     Notes Payable
     As part of the purchase price of BioFuels, we issued notes payable totaling $2.0 million in principal value to the previous stockholders. The notes were for a term of seven years at an annual interest rate of 5% payable quarterly, with interest-only payable for the first two years and equal quarterly amortization of principal plus interest over the remaining five years. We recorded these notes at a discounted value of $1.6 million based on their estimated risk adjusted borrowing rate of 10%, and will accrete the discount over the life of the notes. We made principal payments of $25 thousand per month for August through December 2007 to one holder of these notes in lieu of consulting services to be paid over the same period. During February 2008, we and the note holders agreed for us to exchange 125,865 shares of our common stock for the remaining $1.6 million of principal value outstanding of these notes. Interest was paid through the date of the exchange.
     On November 30, 2007, we purchased real estate including two office buildings comprising approximately 20,200 usable square feet of space located in Grapevine, Texas for use as our corporate headquarters. The purchase price of the real estate was approximately $3.7 million. We obtained a bank loan of approximately $3.1 million in connection with this purchase. The terms of the loan include monthly payments of interest-only at prime minus 85 basis points (.85%) for two years and monthly principal and interest payments thereafter amortized on a 25 year basis, with all remaining unamortized principal becoming due on November 30, 2017.
     Convertible Debt
     On December 5, 2006, prior to our reverse merger with it, Wind Energy distributed $2.8 million to its sole member, Investment Hunter, LLC (hereinafter called “Investment Hunter”), which then loaned these funds back to Wind Energy at an annual interest rate of 15% with principal and interest due on the later of December 31, 2006 or on such date as GreenHunter closed on a private placement of our equity securities in which net proceeds to us were not less than $4 million. Interest accrued through December 31, 2006 was $31 thousand. On January 1, 2007, the promissory note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of approximately $2.9 million with interest at an annual rate of 10% first due on December 31, 2007. In December 2007, the note was amended to allow interest due at December 31, 2007 to be added to the principal balance of the note rather than be paid. On January 1, 2008 the note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10% first due on December 31, 2008. The note is convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest rolled into the note. The note may be converted at any time up to payment.
     10% Series A Senior Secured Redeemable Debentures
     On October 24, 2007, we closed on the first tranche of a new $60 million 10% Series A Senior Secured Redeemable Debenture offering (“Debentures”). The Debentures were offered in a private placement and have not been registered. The Debentures have a term of five years and will be exchangeable into freely tradable shares of GreenHunter once the required registration statement for the underlying securities becomes effective with regulatory authorities. Through December 31, 2007 approximately $7.3 million of these Debentures had been issued, resulting in proceeds of approximately $6.6 million net of selling expenses. Sale of the Debentures will continue through March 2008.
     Preferred Stock, Common Stock and Common Stock Warrants to Institutional Investors
     On March 9, 2007 we authorized and established a series of preferred stock that was designated as “2007 Series A 8% Convertible Preferred Stock” ( “Preferred Stock”). The series was constituted as 12,500 shares with a stated value per share initially set equal to one thousand dollars ($1,000).
     On March 12, 2007 we executed a securities purchase agreement with institutional investors whereby we agreed to issue to such institutional investors the following securities of our company for an aggregate consideration of $15 million: $12.5 million in aggregate principal amount of our Series A 8% convertible preferred stock, 500,000 shares of our common stock at $5.00 per share and 1,500,000 common stock purchase warrants at an exercise price of $7.50 per warrant (of which 1,250,000 warrants were allocable to the holders of the Series A 8% convertible preferred stock). Gross proceeds of $15 million ($14.95 million net of expenses) were received by us thereafter through May 15, 2007 from the issuance of the preferred and common stock and common stock warrants to these institutional investors. We allocated $4.62 to each share of common stock and $0.76 to each common stock warrant (as determined using the Black Scholes option pricing model) in establishing the fair value of these securities.
     The preferred stock provides for a cumulative dividend that may be payable, at our option in cash or shares of common stock at 115% of the cash dividend payable and using the 10-day average price per share of common stock. A holder of the Preferred Stock has the right to convert these shares at any time into shares of common stock at a conversion price of $5.00 per common share. We may force conversion at any time subject to certain conditions, two of which are: (i) two years have elapsed from March 12, 2007, and (ii) the 10- day average price per share of the common stock is greater than or equal to $7.50. After five years we may redeem the preferred stock for cash. Other provisions of the Preferred Stock include a liquidation preference, anti-dilution provisions, voting rights equal to the common shareholders and other protective provisions.

     Each common stock purchase warrant entitles the holder thereof to purchase one share of our common stock at $7.50 per share until the expiration date of five years after issuance. We can cause the warrant to be exercised after one year from March 12, 2007, if our common stock is trading at an average price over the prior 10 consecutive days of at least $12.50 per share. The warrants contain customary anti-dilution provisions. On June 30, September 28, and December 28, 2007 we paid cash dividends of approximately $207 thousand, $250 thousand and $250 thousand, respectively, on the preferred stock. Additionally, the estimated fair value of the warrants issued in connection with the preferred stock were treated as a dividend paid on the preferred stock upon their issuance, resulting in a non-cash dividend on preferred stock of $950 thousand.
     Private Placements of Common Stock and Common Stock Warrants
     During April 2007 we issued one million shares of our common stock at $5.00 per share along with 500,000 common stock purchase warrants in a private placement exempt from registration under the Securities Act of 1933. Total proceeds from the issue were $5 million before selling and other expenses. We allocated $4.62 to each share of common stock and $0.76 to each common stock warrant (warrant value determined using the Black Scholes option pricing model) in establishing the fair value of these securities. Each common stock purchase warrant entitles the holder thereof to purchase one share of our common stock at $7.50 per share at any time prior to the expiration date of April 5, 2012. We can cause the warrants to be exercised after April 5, 2008 if our common stock is trading at an average price over the prior ten consecutive days of at least $12.50 per share. The warrants contain customary anti-dilution provisions.
     On October 16, 2007 and November 30, 2007 we issued 200 thousand and 30 thousand shares, respectively, of our common stock in private placements of securities for proceeds of approximately $2.3 million before selling and other expenses.
     On December 20, 2007 we issued 1,779,118 of our common stock along with 807,834 warrants in a private placement. Proceeds from this private placement were approximately $19.2 million net of selling costs. Each warrant entitles the holder to purchase a share of the company’s common stock for $18.00 per share. The warrants are exercisable immediately and expire three years from the issue date. The warrants are callable by GreenHunter if our common stock trades at an average price at or above $24.00 per share for the previous ten trading days. We allocated $10.64 to each share of common stock and $2.72 to each common stock warrant (warrant value determined using the Black Scholes option pricing model) in establishing the fair value of these securities.
     Common Stock Issued for acquisition of Channel Refining Corporation
     On April 13, 2007 we issued 450 thousand shares of our common stock valued at $4.62 per share, for a total value of approximately $2.1 million in connection with the acquisition of CRC. Total consideration paid by us also included cash and notes payable.
     Common Stock Issued for acquisition of Biomass Plant and Power Purchase Agreement
     During May 2007, in connection with the acquisition of Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in El Centro, California, we acquired the existing power purchase agreement between the former owner of the facility and an electric utility company for 500,000 shares of our common stock valued at $4.62 per share, for a total value of approximately $2.3 million. We entered separately into a five year consulting agreement with the former owner that allows us the right to any deals developed by the consultant over the term of the agreement. The payment terms of the consulting agreement include an initial payment of 300,000 shares of our common stock valued at $4.62 per share, or approximately $1.4 million, which was allocated to the inactive 18.5 megawatt plant acquired, along with quarterly cash payments for the duration of the consulting agreement of $98 thousand beginning June 30, 2007.
     Employee Stock Options
     During 2007 the Board of Directors authorized the issuance of 4,031,500 of employee stock options to current directors and employees at prices ranging from $5 to $12.50 per share. The options have a life of ten years and

3,500,000 vest immediately while 531,500 vest in equal amounts over a three year period beginning with the date of grant.
     Nonrecourse Term Loan and Working Capital Loan
     On December 20, 2007, BioFuels entered into a credit agreement with a bank which provides a $38.5 million term loan facility and a $5 million working capital facility in connection with BioFuels development, construction and operation of a 105 million gallon per year diesel refinery, together with glycerin and methanol, and terminal assets in Houston, Texas. The term loan portion of the facility is for a term of six years and the working capital facility revolves annually, and both facilities have prime- (prime plus 3%) and LIBOR- (LIBOR plus 4%) based interest rate options. Minimum principal payments under the term facility are due quarterly with a minimum principal payment of 1.5% of the aggregate principal amount of the borrowings. Additional principal is due in the amount of 50% of the net cash flow (defined as revenue minus operating costs and debt service) generated during the quarter. The credit agreement includes customary covenants and funding conditions. The credit agreement is secured by substantially all of BioFuel’s assets, excluding approximately 350 thousand barrels of planned terminal storage. The bank may, in its sole discretion, increase the credit facility up to an aggregate of $150 million (including this $43.5 million commitment) to include other biodiesel, methanol and glycerin production, terminal projects, and other renewable energy projects of GreenHunter and our subsidiaries. As of December 31, 2007, GreenHunter BioFuels had utilized approximately $1.7 million of the $38.5 million term loan facility and none of the working capital facility and accrued approximately $5 thousand in interest expense.
     Prospective Sources of Bank Financing and Other Capital Resources
     We are currently seeking asset-backed working capital financing for the purchase of feedstocks and chemicals used in our Houston biodiesel, methanol, and glycerin refineries. The size of this revolving credit facility is expected to be approximately $100 million, which would allow for the purchase of raw material feedstocks and chemicals sufficient to produce B100 biodiesel and refined technical grade glycerin at the refineries’ rated capacity, plus allow for the purchase of a limited amount of petroleum diesel to blend into B20 and lower blends of biodiesel for sale into the domestic markets. Currently, most of the B100 production is expected to be sold into the world market, particularly the European markets. We are also considering the possibility of conducting toll processing of customer’s biodiesel at our Houston facility at “cost plus” terms. In this type of arrangement, we would not be responsible for supplying the feedstock to the process but would recover our processing costs and charge the customer a profit margin on each gallon of the customer’s feedstock that is produced.
Investing Activities and Future Requirements
     Capital Expenditures
     During 2007, we invested approximately $27.3 million in capital expenditures, including $6.6 million to acquire BioFuels, $14.5 million to build our renewable energy campus in Houston, $1.4 million to acquire the Mesquite Lake biomass plant and related assets, $3.7 million to acquire real estate and building for our corporate headquarters, $1.0 million to purchase the biodiesel co-gen assets, and $69 thousand for office equipment.
     Forecast
     For 2008, the Board of Directors has approved management requests for a capital expenditure budget of $170 million, including $65 million for the BioFuels business, $6 million for the BioPower business, $90 million for the Wind Energy business, and $9 million for the remainder of the MingYang equity investment. We will also need sufficient capital in 2008 to cover our general and administrative expenses, debt service, and preferred dividend payments, which have been budgeted at $6.6 million, $5.2 million and $1 million, respectively.
     BioFuels
     The total budgeted capital expenditures for BioFuels for 2008 is $65 million. Management estimates that the total construction costs of our Houston renewable energy campus will be approximately $56 million, consisting of $31 million for the biodiesel, methanol and glycerin refineries and $25 million for the terminal facility. Once in operation, we will require additional financing to cover our anticipated working capital needs to operate the refineries, including inventory carrying costs of approximately $100 million. The exact amount of our working capital requirement will be dependent on a number of factors, including the percentage of petroleum diesel to be blended with biodiesel and sold in domestic markets and the purchase and sales contract terms we are able to negotiate. We also intend to expand the material handling capacity of the Houston campus by constructing a pipeline from our facility to a deep water terminal on the Houston Ship Channel and to construct additional storage facilities on land to be leased at that site. We estimate the construction cost of the pipeline and one million barrels of additional storage to be approximately $57 million, with approximately $16 million to be spent in 2008 and the remainder in 2009. We also have budgeted for the acquisition of 22 acres of additional real estate adjacent to our Houston campus to be used for expansion of production, blending, and distribution facilities.
     BioPower
     BioPower has budgeted $6 million in capital expenditures in 2008, including refurbishment costs of $5.5 million for the Mesquite Lake biomass facility in El Centro, California and $500 thousand for conversion and installation of the biodiesel co-gen project at BioFuels’ Houston campus. An additional $8 million has been budgeted for 2009 to complete the refurbishment of the Mesquite Lake biomass facility.
     Wind Energy and MingYang Investment
     Wind Energy has budgeted $90 million in 2008 for construction of the wind farm project in Montana and to purchase a total of 72 wind turbines from MingYang. We have also budgeted to invest approximately $10 million for a 6.3% equity interest in MingYang, of which $1.01 million was deposited in 2007 and the remainder is due in 2008.
Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.
     Consulting Agreement with Chateau
     We have granted Chateau (the entity from whom we purchased the bio-mass plant in May 2007) the non-exclusive right to represent us in the location and development of renewable energy and biofuel projects. Chateau shall be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects. We will pay a quarterly fee of $98 thousand to Chateau. The first quarterly payment of $98 thousand was paid on June 30, 2007 and will continue every quarter thereafter until the last payment of March 31, 2012.
     Master Wind Turbine Supply Contract with MingYang
     On November 28, 2007, we entered into a master wind turbine supply agreement with MingYang. This agreement provides that MingYang will supply twenty-two 1.5 megawatt (MW) capacity wind turbines to us during 2008 at a price of ten million Chinese RMB each (approximately $1.37 million per turbine at the exchange rate in effect at December 31, 2007).
     Investment in MingYang
     We executed a Subscription and Equity Transfer Agreement whereby we will acquire a 6.30% equity interest in MingYang Wind Power Technology Co., Ltd, (“MingYang”) based in Guang Dong Province, People’s Republic of China (“PRC”) for approximately $10 million USD. Our investment has been approved by the appropriate governmental authorities to allow for a foreign investment in the PRC. We have certain anti-dilution protective provisions and preemptive rights in connection with our investment. At December 31, 2007, we have made a deposit of $1.01 million related to this acquisition and have incurred related costs of approximately $700 thousand.
Weaknesses and Uncertainties that May Affect our Financial Condition
     The execution of our business plan is contingent upon our ability to obtain the requsite capital to design,

construct and commence operation of the BioFuels, BioPower, and Wind Energy facilities, to fund our equity interest in MingYang, and to fund our general and administrative expenses, financing costs and preferred dividend payments until these operations become profitable.
     The assumptions that we have used in our business plan have not been tested as we have not yet begun the production at any of our facilities except for methanol processing at our Houston location in September 2007. As a result, we have based our business plan on agreements that are not yet operational as well as on proposals that have not yet been finalized or implemented. Definitive versions of such agreements, documents, plans, or proposals may never be finalized or, when finalized, may contain terms or conditions that vary significantly from our assumptions or may not prove to be profitable or may otherwise not perform in accordance with our assumptions.
     We face uncertainty as to the actual construction cost for our proposed production facilities. We are acting as our own general contractor at our biodiesel site and plan to do so at our other facilities as well. Construction cost overruns may occur due to (i) change orders approved by us or (ii) delays in the construction of our proposed production facilities caused by numerous factors, including, but not limited to force majeure, the destruction of the production facilities by fire or other hazards, or an inability to obtain materials or labor in a timely manner.
     Additionally, our financial condition may be adversely impacted by delays in the completion of our production facilities. We have developed an ambitious timetable for completion of the financing, regulatory, design and engineering, and construction phases of our production facilities which is dependent upon the following factors: (i) how quickly we can obtain debt and equity-based capital required for the financing and construction of our production facilities; (ii) weather and seasonal factors that generally affect construction projects and (iii) construction delays or other events beyond our control. If it takes longer than we anticipate to complete the financing, obtain necessary permits, build the proposed production facilities or achieve commercial operations at the facilities, our costs of capital could increase. We could also be forced to seek additional sources of capital and would lose the additional revenues related to the products to be produced at the facilities, each of which could harm our business and make it more difficult to service our debt obligations.
     In our BioFuels business, we face additional uncertainty as to the cost and availability of feedstock and chemicals to produce biodiesel and glycerin as well as in the demand for and price of these products. Our ability to produce biodiesel profitably also depends on the continued availability of the $1 per gallon federal tax credit for blenders of biodiesel. This tax credit expires on December 31, 2008 and is currently being considered for extension until December 31, 2010 by the United States government. The government might also restrict the availability of this credit in a manner that might interfere with our plans to obtain feedstocks worldwide or in our plans to market our biodiesel production worldwide.
     We have designed our biodiesel refinery to be able to process the widest variety of vegetable oils and animal fats. We also have located our refinery along the Houston Ship Channel to take advantage of world wide supplies of these feedstocks. This does not guarantee that we will be able to obtain these supplies at a price adequate to return a profit to our business, however. Worldwide demand for food-based feed stocks such as vegetable oil and animal fats has recently inflated prices for these feedstocks such that many biodiesel producers have been forced to suspend operations. Our success will depend in the short term on our availability to seek out and obtain feedstocks from worldwide sources at adequate prices and blend these feedstocks to achieve a weighted average cost sufficient to operate profitably. In the long-term, our success will depend on stabilization of these feedstock supplies and prices and in finding other non-food based feedstocks, such as jatropha oil and algae based oils. Stability in our cost structure might also depend on our ability to virtually integrate some or all of our own feedstock sources, such as growing and processing our own supplies.
     We face an uncertain market demand for our biodiesel products. Currently, the most robust market exists in Europe, which has embraced the use of diesel powered engines, especially for vehicular use, to a much greater degree than in the United States. As a start-up producer, markets will be uncertain that we produce sufficient supply that meets European Union (“EU”) quality standards and this may result in our having to adjust our market price to operate for this uncertainty in the short-run. We also face uncertainty in transportation costs which could impact both the market for our biodiesel product and the costs of our feedstock supply.
     In the United States, the demand for our biodiesel product will depend on its acceptance as a substitute fuel for petroleum-based diesel and on mandates and incentives for its use enacted by federal, state, and local governments. Our ultimate success in developing a domestic market for our biodiesel product might also depend on our ability to create a distribution network and terminal operations to meet demand as and if it grows.
Critical Accounting Policies and Other
     The accompanying financial statements include the accounts of GreenHunter and our wholly-owned subsidiaries, Wind Energy, BioPower, and BioFuels, formerly known as CRC. All significant intercompany transactions and balances have been eliminated.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our estimates and assumptions are based on historical experience, industry conditions and various other factors which we believe are appropriate. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below. We believe the reported financial results are reliable and that the ultimate actual results will not differ significantly from those reported.
Project Costs
     Project costs to date have been incurred in the preliminary stage of wind project development and have therefore not been capitalized. These costs include transmission and interconnection studies and environmental, biological and preservation studies relating to specific sites. When incurred, costs directly attributable to the construction and acquisition of wind facilities will be capitalized and depreciated over their estimated lives.
Fair Value of Financial Instruments
     Our financial instruments, including cash and cash equivalents, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.
Revenue recognition
     We record revenues when the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Transportation, shipping and handling costs incurred are included in cost of products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.
Stock-Based Compensation.
     We issue shares of our common and preferred stock to employees and non-employees as stock-based compensation. We account for the services using the fair market value (as determined using the Black Scholes option valuation model) of the consideration issued.
Impairments

     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use the estimate of the related undiscounted cash flows over the remaining useful life of the fixed assets in measuring their recoverability. No impairments were indicated at December 31, 2007.
Asset Retirement Obligations
     In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We have not recorded any asset retirement obligations because we conduct refinery operations and will continue to do so in the future, we never intend to cease operations or retire all of our assets, and we cannot estimate costs that we do not intend to incur. We do not believe we are subject to any reclamation obligations either now or in the future.
Recent Accounting Pronouncements
     In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN No. 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 must be adopted as of the beginning of fiscal years beginning after December 15, 2006, with the cumulative effect reported as an adjustment to retained earnings at the adoption date. The adoption of FIN No. 48 did not have a significant effect on our reported financial position or earnings.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of SFAS No. 157 to have a significant impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of SFAS No. 159 to have a significant impact on our financial statements.
     In December 2007 the FASB issued SFAS 141R, “Business Combinations”. SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. This statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

Contractual Obligations and Commercial Commitments
     We have the following contractual obligations as of December 31, 2007.

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
Contractual Obligations:
Fixed-rate long-term debt(a)	5,011,385	—	4,236,385	775,000	—
Fixed-rate interest payments(a)	1,007,391	407,389	557,502	42,500	—
Nonrecourse Fixed-rate long-term debt(b)	2,211,763	335,796	1,280,651	595,316	—
Variable-rate long-term debt(c)	5,036,719	205,448	745,827	506,948	3,578,496
10% Series A Secured Redeemable Debentures(d)	10,937,795	741,247	2,223,741	7,972,807	—
Wind turbine agreement(e)	30,159,000	30,159,000	—	—	—
Consulting agreement	1,666,000	392,000	1,176,000	98,000	—
Operating leases	1,360,747	62,905	155,637	103,472	1,038,733

Total Contractual Obligations	57,390,800	32,303,785	10,375,743	10,094,043	4,617,229

(a)	Excludes effect of discount recorded on issuance of debt or accretion of this discount over life of the debt.

(b)	Assumes quarterly payments beginning 9/30/2008 at 10.25% interest.

(c)	Assumes 6.4% interest (7.25% prime minus 85 basis points) over the life of the note with principal payments, amortized on 25 year schedule, beginning January 20, 2009 and the remainder of the balance of the loan ballooning November 30, 2017.

(d)	Assumes 10% interest payments over their 5 year term.

(e)	Assumes purchase of 22 turbines at 10 million Chinese RMB each, using exchange rate in effect at December 31, 2007
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, variable interest entities, or financing partnerships. We provide trade guarantees on behalf of our 100% owned subsidiary BioFuels only. In addition, we have guaranteed the payment of principal and interest on the $2.0 million principal value notes payable (before discount) from BioFuels to the former stockholders of CRC (now BioFuels). This debt and interest is included in the long-term debt and interest listed in the table above.
Item 7A Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through December 31, 2007.
Commodity Price Risk
     Our biodiesel production will be dependent upon feedstock oils, which are derived from agricultural commodities such as soybeans and animal fats. Significant reductions in the harvest of these commodities due to a number of factors, including adverse weather conditions, domestic and foreign government farm programs and policies, and farmer planting decisions as well as changes in global demand and supply could result in increased feedstock oil costs which could increase our costs to produce biodiesel. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
Foreign Currency Exchange Risk
     Certain of our long-term purchase and sales contracts in the global market may have fixed price terms in currencies other than the U.S. Dollar. Any substantial fluctuations in these exchange rates as compared to the U.S. Dollar could negatively impact our financial condition. In the future, we may address these risks through the use of foreign currency derivatives or other financial derivatives.
     At December 31, 2007, we were exposed to foreign currency risk through our contract for the purchase of wind turbines which commits our company to purchase 22 wind turbines at a fixed price of 10 million renminbi (“RMB”) each during 2008.
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future we may enter into interest rate derivatives to change portions of our debt from floating to fixed or from fixed to floating. At December 31, 2007, we carried approximately $4.8 million in variable rate debt.
Item 8. Financial Statements and Supplementary Data
Our financial statements appear at the end of this Form 10-K. Please see the index to the financial statements in Item 15.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A(T). Controls and Procedures
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
     None
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     GreenHunter Energy’s directors and executive officers, including their ages and current positions with us and/or certain additional information, are set forth below.

Name	Age	Positions and Offices Held
Gary C. Evans	50	Chairman and Chief Executive Officer
Michael K. Studer	50	Director, President and Chief Operating Officer
Renato T. Bertani	54	Director
Stuart W. Ray	63	Director
James R. Sasser	71	Director
Ronald H. Walker	70	Director
Robert Zahradnik	54	Director
Morgan F. Johnston	47	Senior Vice President, General Counsel, and Secretary
David S. Krueger	58	Vice President and Chief Financial Officer

Gary C. Evans — Chairman and Chief Executive Officer
     Gary C. Evans is the Chairman and Chief Executive Officer and founder of GreenHunter Energy. Mr. Evans is also a principal in Global Hunter Holdings, L.P., the parent of Global Hunter Securities, LLC., entities active in both direct capital investments and investment banking activities for numerous high growth Chinese based enterprises.
     During twenty years ending in April 2005, Mr. Evans served as Chairman, President and Chief Executive Officer of Magnum Hunter Resources, Inc. (a New York Stock Exchange listed company) and Chairman and Chief Executive Officer of all of the Magnum Hunter subsidiaries since their formation or acquisition dating back to 1985. Mr. Evans founded the predecessor company, Hunter Resources, Inc., that was merged into and formed Magnum Hunter Resources, Inc. until its merger with Cimarex Energy, Inc. (NYSE: XEC) during June 2005 in a $2.2 billion transaction. Magnum Hunter Resources, Inc. was in the business of exploration and production of crude oil and natural gas. From 1978 to 1985, Mr. Evans was employed in the banking profession and was associated with the Mercantile Bank of Canada, where he held various positions including Vice President and Manager of the Energy Division of the Southwestern United States, and BancTexas, N.A. f/k/a/ National Bank of Commerce.
     Mr. Evans currently serves as the Lead Director of Novavax, Inc., a NASDAQ listed pharmaceutical company. Mr. Evans serves as an Individual Trustee of TEL Offshore Trust, a NASDAQ listed oil and gas trust. Mr. Evans also serves on the Board of Advisors of the Maguire Energy Institute at Southern Methodist University. Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs.
Michael K. Studer — Director, President and Chief Operating Officer
     Michael K. Studer has served as a Director and as the President and Chief Operating Officer of GreenHunter Energy since May 2006. During the 3 years prior to joining GreenHunter Energy, Mr. Studer was involved in investment activities in acquiring environmentally impacted real estate for redevelopment. During the prior 12 years, Mr. Studer was the Founder, President and Chief Executive Officer of Entact, Inc., an environmental services firm. Entact is the country’s largest provider of Engineering, Technical/Regulatory Analysis and Remediation Contracting Services to the private sector. With over 600 employees, Entact has completed projects in 35 states and 7 countries. Mr. Studer sold the company in 2003.
     Mr. Studer holds four patents for the processing and treatment of hazardous materials. Prior to founding Entact, Mr. Studer was Executive Vice President and the second largest shareholder in an environmental services company specializing in providing design/build services to the petroleum industry. This company completed the largest sole sourced design/build remediation project ($250 million) in the United States for a major oil company. Mr. Studer received a Bachelor of Business Administration from Texas Tech University in 1982.
Renato T. Bertani — Director
     Renato T. Bertani has been a director of the company since September 24, 2007. Mr. Bertani took over in March of 2007 as President and CEO of Thompson & Knight Global Energy Services, LLC, a subsidiary of Thompson & Knight dedicated to render business development and portfolio management services to energy industry.
     He previously served as President of Petrobras America, Inc., a subsidiary of the Brazilian state company based in Houston, where he was responsible for an investment plan and the construction a portfolio of exploration and production assets, as well as the company’s acquisition and planned expansion of a major refinery in Pasadena, Texas. Mr. Bertani dedicated over 30 years of professional and managerial services to Petrobras, having occupied several high level management positions, among them Director of International E&P activities and Managing Director of Petrobras UK.
     He has over 30 years of international experience in exploration and production projects, acquisitions and divestments in several Latin American countries (particularly Brazil, Colombia, Bolivia, and Argentina), West Africa, UK, and the Gulf of Mexico.
     Mr. Bertani is Vice President of the World Petroleum Council, responsible for the technical program for the next World Petroleum Congress that will take place in Madrid, in 2008, and President of the Brazil Texas Chamber of Commerce. He also serves in the advisory board of the Center for International Studies of the St. Thomas University. Mr. Bertani holds a PH. D. in Sedimentary Geology and Geochemistry from the University of Illinois.
Stuart W. Ray — Director
     Stuart W. Ray has been a board member since December 12, 2007. Mr. Ray is an executive with broad experience in the financial services and energy industry. He currently is a partner in Sonenshine Partners LLC, a boutique investment banking firm in New York City. He is also a partner in Urban American Partners LLC, which identifies, acquires and operates portfolios of working class housing in metropolitan areas. Mr. Ray helped found this company in 1998. Mr. Ray is also a director of SandRidge Energy, Inc. an energy company based in Oklahoma City, Oklahoma.
     From 1982 to 1998, Mr. Ray was a partner and managing director of BT Wolfensohn, the mergers and acquisitions arm of Bankers Trust, and Wolfensohn and Company which Bankers Trust acquired in 1996. Mr. Ray has broad experience advising global companies, including Daimler Benz, Baxter International, Perkin Elmer, Johnson & Johnson and AIG.
     From 1977 to 1980, Mr. Ray served in the US Department of Energy in Washington DC, under the Assistant Secretary of Policy where he was actively involved in policy development for solar and renewable energy initiatives and assisted in writing the President’s policies on solar and renewable energy. These efforts formed the basis for current government programs in this area.
     Mr. Ray received his Bachelor of Arts degree in 1965 from Harvard University and his MBA from Harvard Business School in 1970. Mr. Ray is a chartered financial analyst, a member of the CFA Institute, New York Society of Security Analysts, and the NASD.
Senator James R. Sasser — Director
     Senator James R. Sasser has been a director of the company since February 21, 2008. Senator Sasser has devoted more than a quarter century to public service. He practiced law in Nashville, Tennessee until he was elected to the United States Senate in 1976. He was a United States Senator from Tennessee for 18 years. Senator Sasser served as Chairman of the Senate Budget Committee as well as Chairman of various subcommittees on the Appropriations Committee, the Banking Committee and the Governmental Affairs committee.
     In 1995, Senator Sasser was appointed a Fellow at the Kennedy School at Harvard University. While at Harvard, he was appointed Ambassador to the People’s Republic of China by President Bill Clinton and served in that capacity for almost four years. He played a pivotal role in stabilizing Sino-US relations and traveled with President Jiang Zemin on his historic State visit to the United States in 1997.
     Senator Sasser serves on the Board of Trustees of the National Geographic Society, on the Board of the Elliott School of International Relations at George Washington University and is a member of the Council on Foreign Relations. He is presently a senior advisor to FedEx Corporation and senior counselor to APCO

Worldwide in Washington, DC. He has served as a consultant to other US corporations doing business in China, including Ford Motor Company, the former Unocal Corporation, and Brown-Forman Corporation.
     Senator Sasser was educated at Vanderbilt University where he received a Bachelor of Arts degree in 1958 and a Doctor of Jurisprudence degree from Vanderbilt Law School in 1961. In 1998, Senator Sasser was selected as a distinguished alumnus of Vanderbilt Law School. He has also served in the US Marine Corps.
Ronald H. Walker — Director
     Ronald H. Walker has been a director of the company since November 1, 2007. Prior to his retirement in 2001, Mr. Walker was a senior partner with Korn/Ferry International, the world’s largest executive search firm, for over 20 years. At Korn/Ferry, Mr. Walker’s client base included the Fortune 100 companies. Mr. Walker’s extensive record of government services includes Special Assistant to the President of the United States from 1969 to 1972 where he was the founder and first director of the White House Advance Office. In this position, he was responsible for planning and coordinating all Presidential travel both domestic and international. Those visits included all 50 states and 25 countries. He personally directed the preparations for the President’s historic trips to the People’s Republic of China and Russia.
     President Nixon appointed Mr. Walker the 8th Director of the National Park Service in December 1972 where he served until 1975. In this position, he was charged with the preservation and care of the country’s 300 National Park System areas encompassing 300 million acres of land. He administered a budget of $350 million and managed 15,000 employees who served the 230 million people that visit America’s parklands annually.
     Mr. Walker previously served as a consultant to the White House Personnel Office. He has also served as a senior advisor to four Presidents and on Special Diplomatic assignments abroad. In addition, he has served as a senior advisor to nine Republican Conventions, highlighted by his Chairmanship and position of CEO of the 1984 Republican National Convention held in Dallas, Texas. At the request of President Ronald Reagan, he also chaired the 50th Presidential Inauguration.
     Mr. Walker has served on numerous Boards, both public and private, including being a public sector member of the United States Olympic Committee (USOC), the National Collegiate Athletic Association (NCAA), Kennedy Center, Vice Chair of the President’s Council on Physical Fitness and Sports, past chairman of the Freedom’s Foundation at Valley Forge, the National Park Foundation, Grand Teton National Park Foundation, Ford’s Theatre, and Vice Chairman of the Bicentennial of the U.S. Constitution.
     Mr. Walker is a distinguished graduate from the University of Arizona with a BA in Government and American History. He also served in the US Army reaching the rank of captain.
Robert Zahradnik — Director
     Mr. Zahradnik has been a director of the company since December 13, 2007. Robert Zahradnik is the Operating Director of the Southern Ute Growth Fund. He has been employed by the Southern Ute Indian Tribe since 1988. He wrote the business plan for and was the first employee of Red Willow Production Company. He was President of Red Willow from 1992 until 2000. Red Willow is the Tribe’s Exploration and Production Company. During Mr. Zahradnik’s tenure Red Willow reserves increased from 0 to 500 billion cubic feet of gas. Red Willow Currently produces approximately 160 million cubic feet (net) of gas per day. As Operating Director, Mr. Zahradnik still functions as CEO of Red Willow.
     From 1989 through 2000 Mr. Zahradnik was also the Tribe’s Manager of Exploration and Production for the Tribe’s Department of Energy. In that capacity he was heavily involved in all of the Tribe’s major energy transactions (totaling more than $1 Billion U. S.). These transactions included energy acquisitions, capital expansion projects, large financial transactions, establishment of joint ventures, and large scale field operations.

These successful transactions resulted in the Tribe’s current $3.0 billion + investment portfolio, which led to the Tribes AAA credit rating from Fitch and Standard and Poor’s. Mr. Zahradnik earned a bachelor’s degree in Mechanical Engineering from Penn State in 1977.
     Pursuant to that certain Subscription Agreement dated December 10, 2007 by and between the Company and GF Private Equity Group, LLC, GF Private Equity Group has the right to nominate one member to the Company’s Board so long as GF Private Equity Group owns common stock that aggregates at least 5% of the outstanding common stock of the Company. In the event that GF Private Equity Group ceases to own 5% of such common stock, GF Private Equity Group representative is to resign within five business days of such event. Mr. Zahradnik has been named as GF Private Equity Group’s initial representative.
Morgan F. Johnston — Senior Vice President, General Counsel, and Secretary
     Morgan F. Johnston has served as Senior Vice President, General Counsel and Secretary of the company since March 1, 2007. From June 2005 until March 1, 2007, Mr. Johnston was a sole practitioner representing clients in corporate and securities law. He previously served as the Senior Vice President, General Counsel and Secretary of Magnum Hunter Resources, Inc. (MHR), a NYSE listed company, from January 1, 2003 to June of 2005. He served as MHR’s Vice President and General Counsel since April 1997 and also served as MHR’s Secretary since May 1996. Magnum Hunter Resources, Inc. was in the business of exploration and production of crude oil and natural gas.
     Mr. Johnston was in private practice as a sole practitioner from May 1996 to April 1997, specializing in corporate and securities law. From February 1994 to May 1996, Mr. Johnston served as general counsel for Millennia, Inc. and Digital Communications Technology Corporation, two AMEX listed companies. He also previously served as securities counsel for Motel 6 L.P., a NYSE listed company. Mr. Johnston graduated cum laude from Texas Tech Law School in May 1986 and was also a member of the Texas Tech Law Review. He is licensed to practice law in the State of Texas.
David S. Krueger — Vice President and Chief Financial Officer
     David S. Krueger has served as Vice President and Chief Financial Officer of GreenHunter since May 2006. From June 2005 to May 2006, Mr. Krueger was Vice President and Chief Financial Officer for Sulphur River Exploration, Inc. in Dallas, Texas. Sulphur River Exploration, Inc. is an independent oil and gas exploration, production, and operating company.
     Mr. Krueger served as Vice President and Chief Accounting Officer of Magnum Hunter Resources, Inc. from January 1997 to June 2005. Magnum Hunter Resources, Inc. was in the business of exploration and production of crude oil and natural gas. Mr. Krueger acted as Vice President-Finance of Cimarron Gas Holding Co., a gas processing and natural gas liquids marketing company in Tulsa, Oklahoma, from April 1992 until January 1997. Mr. Krueger served as Vice President/Controller of American Central Gas Companies, Inc., a gas gathering, processing and marketing company from May 1988 until April 1992. From 1974 to 1986, Mr. Krueger served in various managerial capacities for Southland Energy Corporation. Mr. Krueger, a certified public accountant, graduated from the University of Arkansas with a B.S. degree in Business Administration and earned his M.B.A. from the University of Tulsa.
Corporate Governance.
     The business, property and affairs of the Company are managed by the Chief Executive Officer under the direction of the Board of Directors. The Board has responsibility for establishing broad corporate policies and for overall performance and direction of the Company, but is not involved in the day-to-day operations. Members of the Board keep informed of the company’s business by participating in Board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with the Chief Executive Officer and other officers.
     The Board has adopted corporate governance guidelines that addresses significant issues of corporate governance and set forth the procedures by which the Board carries out its responsibilities. Among the areas addressed by the guidelines are director qualifications and responsibilities, Board committee responsibilities, selection and election of directors, director compensation and tenure, director orientation and continuing education, access to management and independent advisors, succession planning and management development, board meetings and board and committee performance evaluations. The Board’s Nominating/Corporate Governance committee is responsible for assessing and periodically reviewing the adequacy of these guidelines.
     The guidelines provide that at least a majority of the members of the Board must be independent as required by the American Stock Exchange corporate governance listing standards. The Board has affirmatively determined that all directors, with the exception of Mr. Gary C. Evans, Chairman and CEO and Mr. Michael K. Studer, President and COO, qualify as independent directors under these standards based on its review of all relevant facts and circumstances.
     The company also has an audit committee established in accordance with the requirements of the American Stock Exchange and the Securities Exchange Act of 1934, as amended. The audit committee is currently comprised of three independent directors: Mr. Stuart W. Ray, Chairman, Mr. Renato T. Bertani and Mr. Ronald H. Walker.
Code of Conduct and Ethics
          We have a code of conduct and ethics that applies to its officers, employees and directors. This code assists employees in resolving ethical issues that may arise in complying with our policies. Our senior financial officers are also subject to the code of ethics for senior financial officers. The purpose of these codes is to promote, among other things:
•	ethical handling of actual or apparent conflicts of interest;

•	full fair and accurate and timely disclosure in filings with the Securities and Exchange Commission and other public disclosures;

•	compliance with the law and other regulations;

•	protection of the Company’s assets;

•	insider trading policies; and

•	prompt internal reporting of violations of the codes.
     Both of these codes are available on our website at www.greenhunterenergy.com. We will provide these codes free of charge to stockholders who request them. Any waiver of these codes with respect to officers and directors of the company may be made only by the Board of Directors and will be disclosed to stockholders on our website, along with any amendments to these codes.
Section 16(a) Beneficial Ownership Reporting Compliance
Each of the following directors filed their original Form 3 after the requisite time period as required by Section 16(a) of the Exchange Act during the most recent fiscal year: Renato T. Bertani, Stuart W. Ray, Ronald H. Walker and Robert Zahradnik.

Item 11. Executive Compensation
Summary Compensation Table.
     The following table sets forth all compensation for the fiscal years ended 2007 and 2006 awarded to, earned by or paid to executive officers of GreenHunter.

		Salary	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Gary C. Evans — CEO*	2007	151,166		151,166
	2006	—	—	—

Michael K. Studer —	2007	142,619		142,619
President / COO*	2006	—	—	—

Morgan F. Johnston — Sr.	2007	141,723	—	141,723
Vice President, General	2006	—		—
Counsel and Secretary *

David S. Krueger — Vice	2007	143,910	—	143,910
President and CFO**	2006	100,000		100,000

Charles R. Rittenberry,	2006	171,386	—	171,386
CEO of CRC***

*	Mr. Evans, Mr. Studer and Mr. Johnston did not become employed by GreenHunter Energy, Inc. until March 1, 2007. Mr. Evans’ annual salary for 2007 was $200,000, Mr. Studer’s annual salary for 2007 was $200,000 and Mr. Johnston’s annual salary for 2007 was $175,000. Mr. Evans, Mr. Studer, Mr. Johnston and Mr. Krueger are the only current officers of GreenHunter Energy, Inc.

**	Mr. Krueger became employed by GreenHunter Energy, Inc. on May 10, 2006. Mr. Krueger’s annual salary for 2007 was $150,000.

***	Mr. Rittenberry ceased being an officer of BioFuels on April 13, 2007.
Outstanding Equity Awards at Fiscal Year-End.
     GreenHunter did not award any stock options or other equity incentive plan awards to any named executive officer during fiscal 2006 and there were no stock options or other equity incentive plan awards outstanding as of the end of fiscal 2006. In May of 2007, GreenHunter granted the following non-qualified stock options:

		Percent of total options
	Number of Securities	granted to employees in
Name	underlying options granted	fiscal year	Exercise Price ($/sh)*	Expiration Date
Gary C. Evans, CEO	—	—	—	—

Michael K. Studer ,	2,250,000	64%	5.00	May 5, 2017
President and COO

Morgan F. Johnston,	500,000	14%	5.00	May 5, 2017
Sr. Vice President, General Counsel and Secretary

David S. Krueger ,	550,000	15%	5.00	May 5, 2017
Vice President and CFO

*	There was no public market for our common shares on the date of grant of the option. Accordingly, the amounts set out in this column are based upon the fair market value per common share as estimated by us as at the date of grant of the option, which was $5.00.

Compensation Discussion and Analysis
Principles used to determine the nature and amount of remuneration
     The objective of our executive reward framework is to ensure reward for performance is competitive and appropriate for the results delivered. The framework aligns executive reward with achievement of strategic objectives and the creation of value for stockholders. Our performance depends upon the quality of our directors and executives. In order to attract, motivate and retain highly skilled directors and executives, we embody the following principles in our remuneration framework:
•	provide competitive remuneration to attract, motivate and retain high caliber directors and executives with appropriate skills and experience;

•	remunerate with a mix of short and long term components;

•	remunerate executives according to individual performance through cash bonuses; and

•	link executive remuneration to stockholder value through stock options and/or grants.
     The Board of Directors has processes in place to review the performance of the Board and our senior executives. Our Board takes into consideration elements such as the following in setting compensation policies:
•	milestones achieved by us;

•	share price;

•	free cash flow per share;

•	earnings per share; and

•	actual as compared to budgeted financial results.
     Our executive remuneration comprises of separate and distinct components. The framework provides a mix of fixed pay and a blend of short and long-term incentives. The executive remuneration framework currently has three components:
•	base pay;

•	short-term performance incentives in the form of cash bonuses; and

•	long-term incentives through participation in employee stock option grants.
     The combination of these comprises the executive’s total remuneration.
     Base pay and cash bonuses are paid in cash. Options, which constitute the current form of long-term equity incentive, take the form of options granted under terms delineated by our Board of Directors. Executive remuneration has provided grants of stock options in order to promote share ownership as a direct means of aligning the interests of executive officer’s with the interests of our stockholders.
Base pay
     Executives are offered a base pay that comprises the fixed component of their remuneration. Base pay is provided to meet competitive salary norms and reward good performance on an annual basis. Base pay for senior executives is reviewed annually to ensure the executive’s pay is competitive with the market. In setting base salaries, consideration is given to salary compensation of executive officers within our industry and the performance of the executive in previous years. It is the intention of the Board of Directors to pay base salaries to our executive officers that are commensurate with their qualifications and demonstrated performance that bring continuing and increasing value to our stockholders. The companies which we currently benchmark our executives’ compensation are as follows: Nova Biosource Fuels, Inc., Earth Biofuels, Inc., Pure Biofuels Corp., Allegro Biodiesel Corporation and Better Biodiesel, Inc.

Short-term incentives — Cash bonuses
     The executive is eligible to receive a cash bonus based at the discretion of the board of directors. The cash bonuses will be approved and granted to reward superior performance against short-term goals. We believe that paying such cash bonuses will:
•	promote the growth, profitability and expense control necessary to accomplish corporate strategic long-term plans;

•	encourage superior results by providing a meaningful incentive; and

•	support teamwork among employees.
     Each year, the Board of Directors will consider the appropriate targets and key performance indicators to link short-term incentives and the level of payout if targets are met. This includes setting any maximum cash bonuses that may be paid to an executive, and minimum levels of performance to trigger payment of short-term incentives.
Long-term incentives — Options and Grants
     Our long term incentives currently consist of stock option grants. The overall objective for our stock option grants is to provide an equitable and competitive means to reward our executive and other officers for their contribution to our long-range success. Our goal is to meet the following objectives:
•	link each participant’s remuneration to our long-term success through the appreciation of stock price;

•	align the interests of our officers with the interests of our stockholders, by linking the long-term value of the compensation to stockholder returns;

•	provide annual grants of options that are market competitive; and

•	improve our ability to attract and retain officers.
     The value of options granted is determined at the time of grant and there is a direct relationship between the value of a stock option and the market price of our common stock. We believe that granting stock options is an effective method of motivating our executive and other officers to manage our business in a manner consistent with the interest of our stockholders.
     The grants of stock options to our officers are based primarily on their performance, title and base pay. Options granted to-date have a ten year term and were vested immediately. However, future grants of stock options will generally vest in equal tranches over three years. Our policies for allocating compensation between long-term incentives (granting of options) and currently paid out compensation (base pay and short-term incentives) is to achieve the goals set above. The granting of options is currently the only form of non-cash compensation provided by us. Currently, the allocation between long-term and short-term incentives is determined by the Board of Directors having regard to the seniority and experience of the employee. Stock-option awards will generally be granted annually in conjunction with the review of the performance of our executives and other officers.
Compensation Committee Report
     The compensation committee of the company has reviewed and discussed the Compensation Discussion and Analysis with management of the company and has recommended to the Board of directors that such Compensation Discussion and Analysis be included in our annual report on Form 10-K.
Ronald H. Walker — Chairman
Renato T. Bertani
Stuart W. Ray

Director Compensation

					Change
					in Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Renato T. Bertani	13,328	—	41,587	—	—	—	54,915
Stuart W. Ray	2,739	—	15,358	—	—	—	18,097
Ronald H. Walker	9,356	—	22,142	—	—	—	31,498
Robert Zahradnik	2,602	—	15,358	—	—	—	17,960
     For fiscal 2006, GreenHunter did not pay any cash compensation to any directors for serving as such. For fiscal 2007, our directors (other than members of our management) will be entitled to receive an annual retainer of $50,000, payable quarterly, plus $1,000 per meeting of our board of directors, $500 per meeting of a committee of the board attended or $250 if such board member attends a board or committee meeting by telephone. These directors will also be reimbursed for all out-of-pocket expenses incurred in their capacities as members of the board. We also granted independent directors 100,00 stock options at an exercise price equal to the then market value vesting over a three year period. We currently maintain directors and officers liability insurance coverage with an aggregate policy limit of $5,000,000.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information regarding beneficial ownership of GreenHunter’s common stock as of March 14, 2008 held by (i) each of GreenHunter’s directors and named executive officers; (ii) all directors and named executive officers as a group; and (iii) any person (or group) who is known to GreenHunter to be the beneficial owner of more than 5% of any class of its common stock.
     Unless otherwise specified, the address of each of the persons set forth is in care of GreenHunter Energy, Inc., 1048 Texan Trail, Grapevine, Texas 76051.

	Name of Beneficial	Amount and Nature of
Title of Class	Owner	Beneficial Ownership(1)		Percent of Class(8)
Common Stock	Gary C. Evans	15,363,276	(2)	74.7
Common Stock	Michael K. Studer	2,382,000	(3)	10.7
Common Stock	Renato T. Bertani	—		—
Common Stock	Stuart W. Ray	—		—
Common Stock	James R. Sasser	—		—
Common Stock	Ronald H. Walker	—		—
Common Stock	Robert Zahradnik	—		—
Common Stock	Morgan F. Johnston	555,000	(4)	2.7
Common Stock	David S. Krueger	605,000	(5)	3.0
Common Stock	Investment Hunter, LLC	15,187,276	(6)	74.5
Common Stock	West Coast Opportunity Fund, LLC	4,267,500	(7)	18
Common Stock	All officers and directors as a group (9 persons named above)	18,487,276		78

1	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of GreenHunter’s common stock.

2	Consists of 14,560,000 shares held directly by Investment Hunter, LLC, 176,000 common stock purchase options at an exercise price of $18.91 per share and 627,276 shares to be issued upon conversion of a promissory note in the principal amount of $2,851,259 to common equity held by Investment Hunter LLC as of December 31, 2007. Gary C. Evans owns 100% of the capital stock of Investment

Hunter, LLC.

3	Consists of 2,250,000 common stock purchase options at an exercise price of $5.00 per share and 132,000 common stock purchase options at an exercise price of $18.91 per share.

4	Consists of 500,000 common stock purchase options at an exercise price of $5.00 per share and 55,000 common stock purchase options at an exercise price of $18.91 per share.

5	Consists of 550,000 common stock purchase options at an exercise price of $5.00 per share and 55,000 common stock purchase options at an exercise price of $18.91 per share.

6	Consists of 570,252 shares to be issued upon conversion of a promissory note in the principal amount of $2,851,259 held by Investment Hunter LLC.

7	Consists of 11,750,000 shares of Series A Preferred Stock convertible into 2,350,000 shares of common stock and 1,447,500 shares of common stock exercisable pursuant to common stock purchase warrants. Paul J. Orfalea, Lance W. Helfert and R. Atticus Lowe have shared voting and investment control over the securities held by West Coast Opportunity Fund, LLC.

8	A total of 19,759,173 shares of GreenHunter Energy’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner below, any options exercisable or securities convertible into common within 60 days have been included in the denominator.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons.
     On January 2, 2007, GreenHunter issued a promissory note in the principal amount of $2.8 million in favor of Investment Hunter, LLC, an entity controlled and owned by Mr. Gary Evans, Chairman and CEO. The note bears interest at the rate of ten percent (10%) per annum simple interest until the outstanding principal balance and any accrued interest are paid in full. Accrued interest was due and payable on December 31, 2007. In December 2007, the note was amended to allow interest due at December 31, 2007 to be added to the principal balance of the note rather than be paid. On January 1, 2008 the note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10% first due on December 31, 2008. The note is convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest rolled into the note. The note may be converted at any time up to payment.
     During 2007, GreenHunter rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $182 thousand for the 2007 year.
     The Company currently does not have a written, stand-alone policy for evaluating related party transactions. The entire Board of Directors reviews any related party transactions in which the Company is or will be a participant and that involves an amount exceeding $120 thousand. The Board’s review procedures include evaluating the following:
•	the nature of the relationships among the parties;

•	the materiality of the transaction to the company;

•	the related person’s interest in the transaction; and

•	the benefit of the transaction to the related person and to the company.
     Additionally, in cases of transactions in which a director or executive officer may have an interest, the Board also will evaluate the effect of the transaction on such individual’s willingness or ability to properly perform his or her duties at the company.
     Our loan from Investment Hunter, LLC described above was unanimously approved by our Board of Directors.

Item 14. Principal Accounting Fees and Services

	For the Year Ended December 31,
	2007	2006
Audit (a)	$79,501	$15,000
Tax preparation fees	10,576	7,643
All other fees (b)	40 078	2,550

TOTAL	$130,155	$25,193

(a)	Includes fees paid to Hein & Associates for the audit of BioFuels financial statements in association with the BioFuels acquisition during 2007.

(b)	Includes fees paid to Hein & Associates for the review of financial information filed in our Form 10.
     The Audit Committee generally makes recommendations to the Board regarding the selection of the independent registered accounting firm, reviews the independence of such accountants, approves the scope of the annual audit, approves the rendering of any material non-audit services by the independent accountants, approves the fee payable to the independent accountants and reviews the audit results. The Audit Committee approves all fees paid to our principal accountants.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Index to Financial Statements

(b) Exhibits

Exhibit
Number	Exhibit Title

3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1*	Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement

10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders

10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.

10.10*	Form of Power Purchase Agreement with Southern California Edison, dated December 21, 2006.

10.11†	Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.12†	Subscription and Equity Transfer Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007

10.13†	Master Turbine Supply Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007

21.1†	Subsidiaries of the registrant

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHunter Energy, Inc.
Date: March 31, 2008	By:	/s/ Gary C. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans Gary C. Evans	Chairman, and Chief Executive Officer	March 31, 2008

/s/ Michael K. Studer Michael K. Studer	Director, President and Chief Operating Officer	March 31, 2008

/s/ Morgan F. Johnston Morgan F. Johnston	Sr. Vice President, General Counsel and Secretary	March 31, 2008

/s/ David S. Krueger David S. Krueger	Vice President and Chief Financial Officer	March 31, 2008

/s/ Renato T. Bertani Renato T. Bertani	Director	March 31, 2008

/s/ Stuart W. Ray Stuart W. Ray	Director	March 31, 2008

/s/ Ronald H. Walker Ronald H. Walker	Director	March 31, 2008

INDEPENDENT AUDITOR’S REPORT
To the Shareholders
GreenHunter Energy, Inc.
We have audited the accompanying balance sheets of GreenHunter Energy, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ and members’ equity (deficit), and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenHunter Energy, Inc. as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 24, 2008

GREENHUNTER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,750,394	$64,786
Accounts receivable	118,709	—
Inventory	23,947	—
Prepaid expenses	513,712	179,482

Total current assets	19,406,762	244,268

FIXED ASSETS:
Land and improvements	2,868,837	—
Buildings	3,209,737	—
Methanol distillation system	2,252,292	—
Plant and other equipment	11,557,689	158,045
Accumulated depreciation	(162,632)	(44,005)
Construction in progress	12,942,109	—

Net fixed assets	32,668,032	114,040

OTHER ASSETS:
Power purchase agreement	2,310,000	—
Deferred financing costs	2,729,226	—
Other non-current assets	2,383,265	340,000

Total assets	$59,497,285	$698,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of notes payable, nonrecourse	$166,890	$—
Accounts payable	2,334,926	302,246
Accrued liabilities	1,878,637	180,000

Total current liabilities	4,380,453	482,246

NON-CURRENT LIABILITIES:
Notes payable, net of unamortized discount of $282,453	4,750,054	—
Notes payable, nonrecourse, less current portion	1,502,009	—
10% Series A redeemable debentures	7,328,290	—
Subordinated convertible note payable to related party	3,136,385	2,851,259

Total long-term liabilities	16,716,738	2,851,259

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 authorized shares, Series A 8% convertible preferred, $1,000 par value, 12,500 and 0 issued and outstanding, respectively	12,500,000	—
Common stock, $.001par value, 90,000,000 authorized shares, 19,759,173 and 15,000,055 issued and outstanding, respectively	19,759	15,000
Additional paid-in capital	43,771,708	1,549,163
Accumulated deficit	(17,891,373)	(4,199,360)

Total stockholders’ equity (deficit)	38,400,094	(2,635,197)

Total liabilities and stockholders’ equity (deficit)	$59,497,285	$698,308

GREENHUNTER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
REVENUE:
Methanol sales	$340,716	$—	$—
Fuel oil sales	616,458	—	—
Processing revenue	95,569	—	—

Total revenue	1,052,743	—	—

COSTS AND EXPENSES:
Material and freight	307,211	—	—
Operating expenses	451,588	—	—
Project costs	276,505	1,016,931	1,087,642
Depreciation expense	118,627	34,688	9,513
General and administrative (including stock option expense of $6,321,321in 2007)	11,783,113	676,881	357,327

Total costs and expenses	12,937,044	1,728,500	1,454,482

OPERATING LOSS	(11,884,301)	(1,728,500)	(1,454,482)

OTHER INCOME (EXPENSE):
Interest and other income	373,027	487	272
Interest, accretion and other expense	(523,068)	(32,182)	—

Total other income (expense)	(150,041)	(31,695)	272

Net loss	(12,034,342)	(1,760,195)	(1,454,210)

Dividends on preferred stock	(1,657,671)	—	—

Net loss to common stockholders	$(13,692,013)	$(1,760,195)	$(1,454,210)

Weighted average shares outstanding, basic and diluted	17,082,684	14,590,141	14,560,000

Net loss per share	$(0.80)	$(0.12)	$(0.10)

GREENHUNTER ENERGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2005 TO DECEMBER 31, 2007

			Additional			Total
	Preferred	Common	Paid in	Member	Accumulated	Equity
	Stock	Stock	Capital	Contributions	Deficit	(Deficit)
BALANCE, January 1, 2005	$—	$—	$—	$795,800	$(984,955)	$(189,155)
Members’ contributions	—	—	—	1,950,000	—	1,950,000
Net loss	—	—	—	—	(1,454,210)	(1,454,210)

BALANCE, December 31, 2005	—	—	—	2,745,800	(2,439,165)	306,635
Members’ contributions	—	—	—	1,948,000	—	1,948,000
Buyout of members’ interest	—	—	—	(309,125)	—	(309,125)
Conversion of member equity to debt	—	—	—	(2,820,000)	—	(2,820,000)
Reverse merger	—	15,000	1,549,163	(1,564,675)	—	(512)
Net loss	—	—	—	—	(1,760,195)	(1,760,195)

BALANCE, December 31, 2006	—	15,000	1,549,163	—	(4,199,360)	(2,635,197)
Issue 12,500 preferred shares in private placement	12,500,000	—	—	—	—	12,500,000
Issue 450,000 common shares to acquire GreenHunter BioFuels, Inc.	—	450	2,078,550	—	—	2,079,000
Issue 500,000 common shares to acquire power purchase agreement	—	500	2,309,500	—	—	2,310,000
Issue 300,000 common shares for fees on biomass plant acquisition	—	300	1,385,700	—	—	1,386,000
Issue 2,807,834 common stock warrants in private placement of preferred and common stock	—	—	3,717,308	—	(950,000)	2,767,308
Issue 4,131,500 common stock options to employees	—	—	6,321,321	—	—	6,321,321
Issue 3,448,168 common shares in private placement	—	3,448	27,442,260	—	—	27,445,708
Issue 60,950 shares for commissions on investments and private placements	—	61	499,939	—	—	500,000
Commission and fees paid on private placement of common shares	—	—	(1,532,033)	—	—	(1,532,033)
Cash dividends on preferred stock	—	—	—	—	(707,671)	(707,671)
Net loss	—	—	—	—	(12,034,342)	(12,034,342)

BALANCE, December 31, 2007	$12,500,000	$19,759	$43,771,708	$—	$(17,891,373)	$38,400,094

GREENHUNTER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	years ended december 31
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,034,342)	$(1,760,195)	$(1,454,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	118,627	34,688	9,513
Noncash stock compensation	6,321,321	—	—
Accretion of discount on notes payable	77,809	—	—
Changes in certain assets and liabilities, net of acquisition effect:
Accounts receivable	(54,153)	—	—
Inventory	129,615	—	—
Prepaid expenses	(252,511)	(46,299)	(98,010)
Accounts payable	1,571,373	176	34,485
Accrued liabilities	1,878,635	31,259	—

Net cash used in operating activities	(2,243,626)	(1,740,371)	(1,508,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset sales	40,000	—	—
Acquisition of CRC, net of cash acquired	(6,648,071)	—	—
Acquisition of Mesquite Lake	(1,426,566)	—	—
Other additions to property	(19,256,314)	(59,304)	(78,623)
Increase in deposits	(1,543,375)	—	(340,000)

Net cash used in investing activities	(28,834,326)	(59,304)	(418,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from stock and warrant issuances	42,713,016	—	—
Commissions and fees paid on stock issuances	(1,532,033)	—	—
Gross proceeds from redeemable debenture issuance	7,328,290	—	—
Increase in notes payable	4,826,406	—	—
Payment of notes payable	(205,000)	—	—
Payment of buyout obligation	(180,000)	(120,000)	—
Increase in convertible notes payable	285,126	—	—
Payment of advance from previous affiliate	(35,459)	—	—
Payment of deferred financing costs	(2,729,115)	—	—
Preferred dividends paid in cash	(707,671)	—	—
Member contributions	—	1,948,000	1,950,000

Net cash provided by financing activities	49,763,560	1,828,000	1,950,000

INCREASE IN CASH	18,685,608	28,325	23,155
CASH, beginning of period	64,786	36,461	13,306

CASH, end of period	$18,750,394	$64,786	$36,461

Cash paid for interest	$199,514	$—	$—
NONCASH TRANSACTIONS:
Property acquired for stock	$3,465,000	$—	$—

Property acquired for notes payable, net of discount	$1,639,738	$—	$—

Power purchase agreement acquired for stock	$2,310,000	$—	$—

Noncash preferred dividends	$950,000	$—	$—

Commissions paid in common stock	$500,000	$—	$—

Liability related to buyout of member interest	$—	$180,000	$—

Conversion of member equity to debt	$—	$2,820,000	$—

NOTE 1. Organization And Nature Of Operations
     GreenHunter Energy, Inc. (“GreenHunter”) was incorporated in the State of Delaware on June 7, 2005 under the name BTHC IV, Inc. We were formed for the purpose of reincorporating BTHC IV, LLC, a Texas limited liability company, in the State of Delaware. BTHC IV, LLC was reincorporated in Delaware by means of a merger into our company on April 11, 2006.
     On December 6, 2006, GreenHunter Wind Energy LLC (“Wind Energy”), formerly known as Wind Hunter, LLC, a Wyoming limited liability company, completed a “reverse acquisition” with GreenHunter. In exchange for all of the membership interest of Wind Energy, we issued 14,560,000 shares of Common Stock to the sole shareholder of Wind Energy, or 97.1% of all of the issued and outstanding stock of the company. Simultaneous with the closing of the transaction with Wind Energy, we changed our name to GreenHunter Energy, Inc. and increased the number of authorized shares of common stock to 100,000,000, consisting of 90,000,000 shares of common stock, having a par value of $.001 per share and 10,000,000 shares of preferred stock, having a par value of $.001 per share.
Nature of Operations
     GreenHunter’s business plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We intend to become a leading provider of clean energy products offering residential, business and other customers the choice to support clean energy generated from renewable sources. Prior to 2007, we were principally involved with development of potential wind farm locations in Montana, New Mexico and California through our wholly-owned subsidiary, Wind Energy. We were a development stage company and did not have any significant business operations through the first quarter of 2007.
     On April 13, 2007 we acquired Channel Refining Corporation (“CRC”), which we subsequently renamed GreenHunter BioFuels, Inc. (“BioFuels”). CRC conducted specialty chemical manufacturing operations at its plant site in Houston, Texas. On June 12, 2007 we formed GreenHunter BioPower, Inc. (“BioPower”) for the purpose of operating and owning assets which convert waste material to electricity. On May 14, 2007, BioPower acquired an inactive 18.5 megawatt (nameplate capacity) bio-mass plant located in Southern California (“Mesquite Lake”) which we intend to refurbish in 2008. See Note 6 for additional information on these acquistions.
Note 2. Principles of Consolidation and Basis of Presentation
     The accompanying financial statements include the accounts of GreenHunter and our wholly-owned subsidiaries, Wind Energy, BioFuels and BioPower. All significant intercompany transactions and balances have been eliminated.
Note 3. Summary of Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available at the date of the financial statements. Therefore, actual results could differ materially from those estimates. Significant estimates include the allocation of purchase price to assets and liabilities acquired and the assessment of assets for impairment.

Cash and Cash Equivalents
     Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. We have cash deposits in excess of federally insured limits.
Inventories
     Inventories consist of processed methanol and contaminated methanol feedstock to be processed in our Houston facility. Inventories are stated at the lower of cost or market (“LCM”). Cost is determined using the average method. See Note 7 for additional information on our inventories.
Property, Plant and Equipment
     Property plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following useful lives:

Computer and office equipment	5 to 7 years
Plant equipment	10 to 20 years
Land improvements	15 years
Buildings	31 years
     Depreciation expense of $119 thousand and $35 thousand was recorded for the years ending December 31, 2007 and 2006, respectively. As described in Note 6, fair value increases of $8.2 million were made to equipment and infrastructure purchased from CRC. These costs are not currently being depreciated as they are associated with the biodiesel plant currently under construction. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.
     Assets totaling $203 thousand within Buildings and $11.3 million within Plant and other Equipment on our balance sheet were not being depreciated at December 31, 2007, as they were not in use. They will be placed in use and subject to depreciation once construction is completed on the biodiesel and biomass plants. Items in Construction in Progress are not subject to depreciation while they are under construction.
Other Non-Current Assets
     Other assets at December 31, 2007 included approximately $1.7 million cash deposits related to our pending investment in a Chinese company (see Note 6 for additional information on this investment), $393 thousand in transmission service reservation deposits place with NorthWestern Energy to reserve capacity in the Northwestern transmission system, and $300 thousand in performance deposits related to our power purchase agreement with Southern California Edison (see Note 6 for additional information on this acquisition.)
Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We use the estimate of the related undiscounted cash flows over the remaining useful life of the applicable assets in measuring their recoverability. No impairments were indicated at December 31, 2007.

Asset Retirement Obligations
     In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We have not recorded any asset retirement obligations because we will conduct refinery operations and power generation predominately from waste materials, and plan to continue to do so in the future. We never intend to cease operations or retire all of our assets, and we cannot estimate costs that we do not intend to incur. We do not believe we are subject to any reclamation obligations either now or in the future.
Repairs and Maintenance
     We charge the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.
Revenue recognition
     We record revenues when the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Transportation, shipping and handling costs incurred are included in cost of products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board “(FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment (“SFAS No. 123”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R is effective for the period ending December 31, 2006, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we are required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We issue shares of our common and preferred stock to employees and non-employees as stock-based compensation. We account for the services using the fair market value of the consideration issued. See Note 10 for additional information on our stock-based compensation.
Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Prior to the reverse merger on December 5, 2006, we were a non-income tax paying entity, and taxable income and losses flowed through to our members for inclusion in their individual returns. Therefore, no provision for federal income tax was reflected in the statement of operations. After the reverse merger, we are taxed as a regular corporation. We acquired CRC on April 13, 2007. CRC had previously provided a valuation allowance on net deferred tax assets since it was not certain that these assets will be realized. CRC’s net operating loss (“NOL”) for income tax purposes from inception to October 31, 2006 was approximately $1.8 million. Following our acquisition of CRC, the NOL may be limited. Our total NOL at December 31, 2007 is approximately $5.8 million and will expire during 2027. No provision for income tax expense or benefit is reflected on the statement of operations for the year ended December 31, 2007 because we are uncertain as to our ability to utilize our NOL in the future.

     The following is an analysis of deferred income taxes as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets
Start-up costs	$888,414	$408,442
Project costs	1,057,447	963,436
Stock option expense	2,149,249	—
Net operating loss carryover	1,988,119	636,676

Total deferred tax assets	6,083,229	2,008,554

Deferred tax liabilities	5,355	5,355

Total deferred taxes	6,077,874	2,003,199

Less: Valuation allowance	(6,077,874)	(2,003,199)

Net deferred taxes	$—	$—
Income or Loss Per Common Share
     Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants and any other outstanding convertible securities. We have issued potentially dilutive instruments in the form of our convertible note payable, 8% Series A preferred stock, common stock warrants and common stock options granted to our employees. The total number of potentially dilutive securities at December 31, 2007 is 10,576,194. However, none of these instruments is included in the calculation of diluted loss per share because to include them would be anti-dilutive. There were no dilutive securities outstanding at December 31, 2006.
Note 4. Recently Issued Accounting Standards
     In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN No. 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 must be adopted as of the beginning of fiscal years beginning after December 15, 2006, with the cumulative effect reported as an adjustment to retained earnings at the adoption date. Upon adoption of FIN No. 48, we had no unrecognized tax benefits during the year ended December 31, 2007, and we recognized no adjustments for uncertain tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense; however, no interest and penalties related to unrecognized tax positions were accrued at December 31, 2007.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of SFAS No. 157 will have a significant impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of SFAS No. 159 will have a significant impact on our financial statements.
     In December 2006, the FASB approved FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement did not have an impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS 141R replaces the current standard on business combinations and will significantly change the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.
Note 5. Liquidity and Continued Operations
     As described more fully in Note 9, in March, April and May 2007 we raised $20.0 million (before fees and commissions) from the issuance of our common and preferred stock. In addition, during the fourth quarter we raised an additional $22.7 million (before fees and commissions) from the issuance of our common stock in a private placement, raised $7.3 million from the sale of redeemable debentures, and closed on a $38.5 million term loan facility as well as a $5 million working capital facility with a bank as a part of a $150 million aggregate project facility. See Note 8 for additional information on our notes payable. We will continue discussions with other lenders and capital market sources to provide additional funding for our contemplated capital expenditures and financing needs. We believe our current resources are adequate to meet our needs at least through 2008.
Note 6. Acquisitions
BioFuels
     On April 13, 2007 we acquired all of the outstanding shares of CRC for $10.8 million. Our purchase price consisted of $7.1 million in cash, $1.6 million in notes payable (net of discount of $360 thousand), and 450,000 shares of our common stock valued at $4.62 per share. The acquisition was treated as a purchase of CRC in accordance with the provisions of SFAS No. 141, Business Combinations. The agreement provided for an adjustment to the cash portion of the purchase price for working capital on hand to be settled within 60 days of closing, which reduced the cash portion of the closing price to $6.6 million and reduced the total purchase price to $10.4 million. Please see Note 8 for additional information on the notes issued in this transaction.
     The purchase price was allocated to the fair value of the net assets acquired. The purchase price allocation is preliminary and we expect to make any necessary adjustments by April of 2008. The following table summarizes the purchase price and related preliminary allocation to the net assets acquired at April 13, 2007:

Total Purchase Price:
Fair value of 450,000 shares of GreenHunter common stock	$2,079,000
Cash consideration	6,647,342
Notes payable (net of discount of $360,262)	1,639,738

Total	$10,366,080

Net Preliminary Purchase Price Allocation:
Net purchase price	$10,366,080
Historical net assets acquired	(419,146)

Excess purchase price	9,946,934
Adjustment of land to fair market value	(1,656,924)
Adjustment of inventory to fair market value	(136,361)
Adjustment of equipment and infrastructure to fair market value	(8,153,649)

Excess purchase price	$—

Historical net assets acquired were as follows:
Current assets	$162,746
Property, plant and equipment, net	981,915
Current liabilities	(576,765)
Liabilities owed to GreenHunter	(148,750)

Historical net assets acquired	$419,146

     CRC, a Texas corporation, was established in 1994 to develop a 20.62 acre industrial parcel of land located on the Houston ship channel into a waste oil recycling facility. Subsequently, CRC decided to invest in more sophisticated processing equipment to convert the waste oil recycling refinery into a specialty chemical manufacturing operation. CRC manufactured base oils, lubricants, diesel fuels and naphtha through July 2007. CRC’s operations were included in our consolidated financial statements beginning April 14, 2007.
     On March 23, 2007 we acquired all of the assets, rights and obligations related to additional equipment (more commonly referred to as a methanol distillation system) located on CRC’s site but belonging to a third party for cash consideration of approximately $804 thousand, which included payment of delinquent property taxes on the equipment. We began using this equipment for treatment of contaminated methanol for use by third parties in September 2007 and will eventually process contaminated methanol for use in our biodiesel operations.
     On November 8, 2007, we acquired 7.2 megawatts of diesel powered electrical generators with the intention of converting these generators to run on biodiesel fuel and to ultimately build a peaking power plant for sale of power into the electrical grid serving the Houston Ship Channel area. The generators were purchased for approximately $650 thousand and the total installed cost of this plant when completed is expected to be approximately $1.5 million. The plant is expected to be operational during the second quarter of 2008.
     Additionally, we are constructing a terminal operation on the CRC site for blending, storage and marketing of bio-diesel which we expect to complete during the second quarter of 2008.
BioPower
     During May 2007, we acquired an inactive 18.5 megawatt (nameplate capacity) bio-mass plant located in El Centro, California, Mesquite Lake, for cash consideration of $1.4 million. We also acquired the existing power purchase agreement between the former owner of the facility and an electric utility company for 500,000 shares of our common stock valued at $4.62 per share, for a total of $2.3 million. We entered separately into a five year consulting agreement with the former owner that allows us the right to any deals developed by the consultant over the term of the agreement. The payment terms of the consulting agreement included an initial payment of 300,000 shares of our common stock valued at $4.62 per share, or $1.4 million, which was allocated to the inactive 18.5 megawatt plant acquired, along with quarterly cash payments for the duration of the consulting agreement of $98 thousand per quarter beginning June 30, 2007 which are expensed as incurred. We allocated $2.8 million to the cost of the bio-mass plant and $2.3 million to the cost of the power purchase agreement. The power purchase agreement extends over 15 years beginning December 31, 2009 and will be amortized over its 15 year life once production begins. All purchase price allocations on Mesquite Lake are preliminary; we expect to finalize our purchase price allocation of these assets by May 2008. The allocation is not complete as of December 31, 2007 because we are waiting on the finalization of certain permits which may impact the value. We intend to refurbish the bio-mass plant and expect to place it in service during late 2008 or early 2009. Mesquite Lake was included in our consolidated financial statements beginning May 2007.
Wind Energy
     On November 28, 2007 we entered into two separate definitive agreements with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese company which is a manufacturer of wind turbines. The first agreement was for us to acquire a 6.3% equity interest in MingYang for approximately $10 million. This investment has been approved by the appropriate government authorities to allow for a foreign investment in the Peoples Republic of China. As of December 31, 2007, we had deposited approximately $1 million in connection with this investment. The second agreement was a master turbine supply agreement executed by Wind Energy and MingYang which allows Wind Energy to potentially purchase more than 900 megawatts in capacity of wind turbines manufactured by MingYang for use in wind projects to be developed between 2008 and 2012 in North America. In 2008, Wind Energy has agreed to purchase 33 megawatts capacity of wind turbines for approximately $30 million and has the option to purchase an additional 75 megawatts capacity of wind turbines for approximately $63.6 million.
     We issued 50 thousand shares of our common stock valued at $500 thousand for fees related to these two agreements on December 20, 2007. Please see Note 11 for additional information on our MingYang commitments.
Pro Forma Financial Information
     The following summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 2007 and 2006, as if the acquisitions of CRC and Mesquite Lake as well as the private placement of preferred stock described in Note 9 had occurred at the beginning of 2006. The pro-forma information includes the effect of adjustments for general and administrative expense, interest income, interest expense and preferred dividends. The pro-forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2006, nor are they necessarily indicative of future consolidated results.
PRO FORMA RESULTS OF OPERATIONS
(Unaudited)

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Total operating revenues	$1,597,637	$1,866,936

Operating costs and expenses	7,519,711	4,095,495
Employee stock option expense	6,321,321	—

Total operating costs and expenses	13,841,032	4,095,495

Operating loss	(12,243,395)	(2,228,559)
Other income and (expense)	(121,116)	(247,567)

Net loss	(12,364,511)	(2,476,126)
Dividends on preferred stock	(1,949,671)	(1,950,000)

Net loss to common stockholders	$(14,314,182)	$(4,426,126)

Net loss per common share, basic and diluted	$(0.77)	$(0.25)

Note 7. Inventories
     Our inventories consist of processed methanol and contaminated methanol feedstock to be processed by our Houston facility. Our inventories at December 31, 2007 consisted of the following:

Finished goods	$15,576
Raw materials	8,371

$23,947
Note 8. Notes Payable
     Notes Payable at December 31, 2007 consisted of the following:
Long-Term Debt:

Notes payable net of unamortized discount of $282,453, due December 31, 2013, 5%	$1,592,547
Note payable due November 31, 2017, 6.4% at December 31, 2007	3,157,507
Non-recourse construction loan facility, 10.25% at December 31, 2007	1,668,899
10% Subordinated convertible note due December 31, 2009	3,136,385
10% Series A Senior Secured Redeemable Debentures	7,328,290

16,883,628
Less current portion	(166,890)

Total Long-Term Debt	$16,716,738

     The following table presents the approximate annual maturities of debt:

2008	166,890
2009	3,820,233
2010	787,195
2011	749,044
Thereafter	11,642,719

$17,166,081

Notes Payable
     In connection with the acquisition of CRC, we issued $2 million principal value in notes payable to the former owners. The notes carry a term of seven years and bear an annual interest rate of 5% payable quarterly, with interest only payable for the first two years and equal quarterly amortization of principal plus interest over the remaining five years. We recorded these notes at a value of $1.6 million, with a discount of $360 thousand based upon its estimated risk-adjusted interest rate of 10%, Accretion of this discount will occur over the remaining lives of the notes. Accretion of $78 thousand was recorded for the year ended December 31, 2007. Beginning August 1, 2007, we agreed to make accelerated principal payments of $25 thousand per month through December 31, 2007 on one of these notes in consideration for cancelling a consulting services agreement with the note holder. The balance due on these notes at December 31, 2007 was $1.6 million, net of unamortized discount. Please see Note 15 for subsequent events related to this note.
     On November 30, 2007, we purchased real estate which included two office buildings comprising approximately 20,200 usable square feet of space located in Grapevine, Texas for use as our corporate headquarters. The purchase price of the real estate was approximately $3.7 million. We obtained a bank loan of approximately $3.1 million in connection with this purchase. The terms of the loan include monthly payments of interest only at prime minus 85 basis points (.85%) for one year and monthly principal and interest payments thereafter amortized on a 25 year basis, with all remaining unamortized principal becoming due on November 30, 2017.
Notes Payable — Nonrecourse
     On December 20, 2007, BioFuels entered into a credit agreement with a bank which provides a $38.5 million term loan facility and a $5 million working capital facility in connection with our development, construction and operation of a 105 million gallon per year biodiesel refinery, as well as glycerin and methanol, and terminal assets in Houston, Texas. The term loan portion of the facility is for a term of six years and the working capital facility revolves annually. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options.
     Minimum principal payments under the term facility are due quarterly with a minimum principal payment of 1.5% of the aggregate principal amount of the borrowings. Additional principal is due in the amount of 50% of the net cash flow (revenue minus operating costs and debt service) generated during the quarter. Additionally, if certain quarterly target principal amortizations are not met, the bank may take additional net cash flow in excess of the 50% to meet these targets.
     The credit agreement includes customary covenants and funding conditions. The credit agreement is secured by substantially all of BioFuel’s assets, excluding approximately 350 thousand barrels of planned terminal storage. The bank may, in its sole discretion, increase the credit facility up to an aggregate of $150 million (including this $43.5 million commitment) to include other biodiesel, methanol and glycerin production, terminal projects, and other renewable energy projects of GreenHunter and our subsidiaries. As of December 31, 2007, we had utilized $1.7 million of the $38.5 million term loan facility and none of the working capital facility and had accrued $5 thousand in interest expense. We were in compliance with the covenants at December 31, 2007.
Subordinated Convertible Note Payable to Related Party
     On December 5, 2006, prior to our investment in the company, Wind Energy distributed $2.8 million to its sole member, Investment Hunter, LLC. (hereinafter called “Investment Hunter”), which then loaned these funds back to Wind Energy at an annual interest rate of 15% with principal and interest due on the later of December 31, 2006 or on such date as GreenHunter closed on a private placement of our equity securities in which net proceeds to us were not less than $4 million. Interest accrued through December 31, 2006 was $31 thousand.
     On January 1, 2007 this note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $2.9 million, with interest at an annual rate of 10% first due on December 31, 2007. During December 2007, this note was amended to allow interest due at December 31, 2007 to be added to the principal balance of the note rather than be paid.
     On January 1, 2008 the note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10%. Interest is first due on December 31, 2008. The note is a general, unsecured obligation of GreenHunter and shall be subordinate to any and all of our secured loans. The note is convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest rolled into the note. The notes may be converted at any time up to payment. The balance due on this note at December 31, 2007 was $3.1 million.
10% Series A Senior Secured Redeemable Debentures
     On October 24, 2007 we closed on the first tranche of a new $60 million 10% Series A Senior Secured Redeemable Debenture offering (“Debentures”). The Debentures were offered in a private placement and have not been registered. The Debentures have a term of five years and may be exchangeable at our option into freely tradable shares of our common stock. If we choose to exchange the Debentures for shares of our common stock we would be required to first register the underlying securities. We have the right to call for redemption at any time. We shall be required to pay a redemption price, in cash and/or common stock, equal to the following percentage of the principal amount depending on the year after issuance: 105% during the first year, 104% during the second year, 103% during the third year, and 102% during the fourth year and continuing through maturity.
     Through December 31, 2007 approximately $7.3 million of the Debentures had been issued, resulting in proceeds of approximately $6.6 million net of selling expenses. Sale of the Debentures will continue into the second quarter of 2008, at which point the program will be cancelled. The balance due on the Debentures at December 31, 2007 was $7.3 million.
Note 9. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred	Common
	Stock	Stock	Warrants

Issue common shares for Reverse Merger	—	15,000,055	—

December 31, 2006	—	15,000,055	—

Issue preferred shares in private placement	12,500
Issue common shares to acquire GreenHunter BioFuels, Inc.		450,000
Issue common shares to acquire power purchase agreement		500,000
Issue common shares for fees on biomass plant acquisition		300,000
Issue common shares in private placement		3,448,168
Issue common shares for commissions on investments and private placements of common stock		60,950
Issue common stock warrants in private placement of preferred and common stock			2,807,834

December 31, 2007	12,500	19,759,173	2,807,834

Preferred Stock
     On March 9, 2007, we authorized and established a series of preferred stock that was designated as “2007 Series A 8% Convertible Preferred Stock” (“Preferred Stock”). The series was constituted as 12,500 shares with a stated value per share initially set equal to $1,000. On March 12, 2007, we executed a securities purchase agreement with institutional investors whereby we agreed to issue to such institutional investors the following securities of the company for an aggregate consideration of $15 million: $12.5 million in principal amount of our Series A 8% convertible preferred stock, 500 thousand shares of our common stock at $5.00 per share and 1.5 million common stock purchase warrants at an exercise price of $7.50 per warrant (of which 1,250,000 warrants were allocable to the holders of the Series A 8% convertible preferred stock).
     We allocated $4.62 to each share of common stock and $0.76 to each common stock warrant in establishing the fair value of these securities. Gross proceeds of $15 million ($14.95 million net of expenses) were received by us thereafter through May 15, 2007 from the issuance of the preferred and common stock and the common stock warrants to these institutional investors. The warrants are described further below.
     The preferred stock provides for a cumulative dividend that may be payable at our option in cash or shares of common stock at 115% of the cash dividend payable and using the 10-day average price per share of common stock. A holder of the Preferred Stock has the right to convert these shares at any time into shares of common stock at a conversion price of $5.00 per common share. We may force conversion at any time subject to certain conditions, two of which are: (i) two years have elapsed from March 12, 2007, and (ii) the 10- day average price per share of the common stock is greater than or equal to $7.50. After five years, we may redeem the preferred stock for cash. Other provisions of the Preferred Stock include a liquidation preference, anti-dilution provisions, voting rights equal to the common shareholders and other protective provisions. For the year ended December 31, 2007, we paid cash dividends of $708 thousand on the preferred stock.
     The parties involved in the securities purchase agreement noted above also executed a Registration Rights Agreement in connection with the securities purchase agreement. This registration rights agreement calls for us to use our best efforts to effect a registration covering the resale of all of the Registrable Securities within a specified time period (October 2008) noted in the agreement. Failure on our part to timely file a registration statement or a registration statement not being declared effective by the Securities and Exchange Commission within the terms of the agreement will result in liquidated damages payable in cash to any holder of our Registrable Securities equivalent to two percent (2.0%) of the pro-rata portion of the Purchase Price of such Investor’s Registrable Securities included in such Registration Statement at various dates per the agreement. These payments shall be capped at 10% of the total purchase price outstanding in any 12 month period. If we do not comply with terms of this agreement, we may be required to pay liquidated damages of $250 thousand and an additional $250 thousand for each month we do not comply with the terms of this agreement, up to a maximum amount of liquidated damages of $1.25 million. Under FSP EITF 00-19-2, we have determined that the likelihood of payment under this provision is not probable. Accordingly, no registration payment arrangement liability has been recorded as of December 31, 2007.
Common Stock
     During April 2007 we issued one million shares of our common stock at $5.00 per share along with 500,000 common stock purchase warrants in a private placement exempt from registration under the Securities Act of 1933. Total proceeds from the issue were $5.0 million before selling and other expenses. We allocated $4.62 to each share of common stock and $0.76 to each common stock warrant in establishing the fair value of these securities.
     During March 2007, in association with our preferred stock private placement described above, we issued 500,000 shares of our common stock at $5.00 per share.
     On October 16, 2007 and November 30, 2007, we issued 200,000 and 30,000 shares, respectively, of our common stock in private placements of securities. On December 20, 2007 we closed on two private placements of securities with accredited investors. We issued 1,615,668 shares of our common stock along with 807,834 warrants in one private placement and issued 102,500 shares of our common stock in the other. Proceeds from these fourth quarter private placements were approximately $22.7 million net of selling costs. We allocated $10.64 to each share of common stock and $2.72 to each common stock warrant in establishing the fair value of these securities.
     Also on December 20, 2007, we issued 10,950 shares of our common stock, in lieu of cash, valued at $120 thousand for commissions paid on the private placement, and we also issued 50,000 shares of our common stock valued at $500 thousand for fees related to two separate definitive agreements with MingYang. See Note 6 for further discussions on the agreements with MingYang.
Common Stock Warrants
     In association with the March 9, 2007 Preferred Stock placement, we issued 1.5 million common stock warrants. Each of these warrants entitle the holder thereof to purchase one share of our common stock at $7.50 per share until the expiration date of five years after issuance. We can cause the warrant to be exercised after one year from March 12, 2007, if our common stock is trading at an average price over the prior 10 consecutive days of at least $12.50 per share. The warrants contain customary anti-dilution provisions. Additionally, the warrants issued in connection with the preferred stock were treated as a dividend paid on the preferred stock upon their issuance, with a fair value of $950 thousand.
     In association with our April 2007 common stock placement, we issued 500,000 common stock warrants. Each common stock purchase warrant entitles the holder thereof to purchase one share of our common stock at $7.50 per share at any time prior to the expiration date of April 5, 2012. We can cause the warrants to be exercised after April 5, 2008 if our common stock is trading at an average price over the prior ten consecutive days of at least $12.50 per share. The warrants contain customary anti-dilution provisions.
     We estimated the fair value of the warrants issued in March and April of 2007 using the Black-Scholes option pricing method and the following assumptions:

Risk Free Interest Rate	4.01%
Expected Life (a)	2 years
Expected volatility (b)	52%
Dividend yield	—
Weighted average fair value of each warrant	$0.76

(a)	The warrants have a life of five years, but we expect to be able to force the exercise of the warrants in two years.

(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar renewable energy businesses.
     In association with our December 2007 common stock placement, we issued 807,834 common stock warrants. Each of these warrants entitles the holder to purchase a share of our common stock for $18.00 per share. These warrants are exercisable immediately and expire three years from the issue date. The warrants are callable by us if our common stock trades at an average price at or above $24.00 per share for the previous ten trading days.
     We estimated the fair value of these warrants using the Black-Scholes option pricing method and the following assumptions:

Risk Free Interest Rate	3.2%
Expected Life	3 years
Expected volatility (a)	58%
Dividend yield	—
Weighted average fair value of each warrant	$2.72

(a)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar renewable energy businesses.

     The following is a summary of warrant activity for the year ended December 31, 2007. There were no warrants issued or outstanding prior to January 1, 2007.

2007
	Number	Weighted
	of	average
	Warrants	Exercise Price
Outstanding — Beginning of Year	—	$—
Issued	2,807,834	10.52
Exercised	—	—
Redeemed	—	—
Expired	—	—

Outstanding — End of Year	2,807,834	$10.52
Note 10. Stock-Based Compensation
     In December 2004, FASB issued SFAS No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R is effective for the period ending December 31, 2006, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we are required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. During May 2007, the Board of Directors authorized the issuance of 3.5 million shares of stock options to current employees. The options were issued with an exercise price of $5.00 per share, which was in excess of the estimated fair value per share of $4.62 on that date. The options have a life of ten years and vest immediately upon issuance.
     During September 2007, the Board of Directors authorized the issuance of 120,000 shares of stock options to current employees. The options were issued at an exercise price of $10.00 per share, which was the estimated fair value per share on that date. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grate.
     During the fourth quarter of 2007, 400,000 shares of stock options were granted to the Board of Directors at prices ranging from $7.50 to $10.00 as compensation for joining the Board. Also during the fourth quarter 2007, the Board of Directors authorized the issuance of 11,500 shares of stock options to current employees at prices ranging from $12.00 to $12.50 per share. All of the options issued in the fourth quarter of 2007 have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.
     We recognized a total of $6.3 million of share-based compensation expense in our consolidated statement of operations for the year ended December 31, 2007 associated with these stock option grants. There were no options issued or outstanding prior to January 1, 2007. As of December 31, 2007, there was $2.4 million of total unrecognized compensation cost related to the unvested shares associated with these stock option grants which will be recognized over a weighted-average period of 2.9 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon exercise of the stock options.

     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method using the following assumptions.

	Valuation Date
	May 2007	September 2007	December 2007
Risk Free Interest Rate	4.9%	4.2%	3.5%
Expected Life (a)	5 years	6 years	6 years
Expected volatility (b)	38%	38%	39%
Dividend yield	—	—	—
Weighted average fair value of each stock option	$1.76	$3.98	$5.00

(a)	As determined by the simplified method under Staff Accounting Bulletin 107. The options have a life of ten years.

(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar renewable energy businesses.
     The following is a summary of stock option activity during the year ended December 31, 2007. There were no stock options issued or outstanding prior to January 1, 2007.

2007
Aggregate
	Number	Weighted	Intrinsic
	of	average	Value*
	Shares	Exercise Price	($000’s)
Outstanding — Beginning of Year	—	$—
Issued	—	—
Granted	4,031,500	5.60
Exercised	—	—
Cancelled	—	—
Outstanding — End of Year	4,031,500	5.60	$20,318,760

Exercisable — End of Year	3,500,000	$5.00	$20,302,160

*	The Aggregate Intrinsic Value was calculated using the December 31, 2007 stock price of $10.64.
     The following is a summary of stock options outstanding at December 31, 2007:

		Weighted Average
		Remaining
	Number of Options	Contractual Life	Number of
Exercise Price	Outstanding	(Years)	Exercisable Options
$5.00	3,500,000	9.38	3,500,000
$7.50	100,000	9.76	—
$10.00	420,000	9.84	—
$12.00	1,500	9.91	—
$12.50	10,000	9.92	—
Note 11. Commitments and Contingencies
     We entered into an agreement which grants Chateau, the entity from whom we purchased the biomass plant in May 2007 — see Note 6, the non-exclusive right to represent us in the location and development of renewable energy and biofuel projects. Chateau shall be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects. In consideration for these services, we will pay a quarterly fee of $98 thousand to Chateau. The first quarterly payment of $98 thousand was paid on June 30, 2007, and these payments will continue every quarter thereafter until the last payment in March 31, 2012.
     On November 28, 2007 we entered into two separate definitive agreements with MingYang, a manufacturer of wind turbines. The first agreement was for us to acquire a 6.3% equity interest in MingYang for approximately $10 million. This investment is conditional upon approval of the appropriate government authorities to allow for a foreign investment in the Peoples Republic of China. As of December 31, 2007, we had deposited approximately $1 million in connection with this investment. The second agreement was a master turbine supply agreement executed by Wind Energy and MingYang which allows Wind Energy to potentially purchase more than 900 megawatts capacity of wind turbines manufactured by MingYang for use in wind projects to be developed between 2008 and 2012 in North America. In 2008, Wind Energy has agreed to purchase 33 megawatts in capacity of wind turbines for approximately $30 million and has the option to purchase an additional 75 megawatts capacity of wind turbines for approximately $63.6 million.
Leases
     We have entered into several operating lease agreements for rights of way and wind easements. The leases run from 3 to 30 years and have renewal options. Leases may be terminated by our failure to construct wind or easement facilities in a specified time frame, or failure to operate those facilities for a twelve month period and the failure to pay rent. Rental and royalty payments under the leases are based on various factors including a percentage of gross revenue generated from of each of our wind turbines located on a property and the number of turbines or other facilities on a property. Each of the leases also specifies a minimum rent payment.
     Rental expenses for the years ended December 31, 2007 and 2006 were $69 thousand and $65 thousand, respectively. Future minimum lease payments due under these leases are as follows:

2008	$62,905
2009	52,165
2010	51,736
2011	51,736
2012 and thereafter	1,142,205

Total	1,360,747
Note 12. Related Party Transactions
     At December 31, 2007, we held a subordinated convertible note payable to Investment Hunter, LLC, an entity controlled and owned by Mr. Gary C. Evans, Chairman and CEO. The balance due on this note at December 31, 2007 was $3.1 million, which included accrued interest of $285 thousand. Please see Note 8 for additional information on this convertible note.
     During 2007, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $182 thousand for 2007.

Note 13. Quarterly Financial Data
     The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years.

	2007
	First	Second	Third	Fourth	Total Year

Sales	$—	$554,254	$157,773	$340,716	$1,052,743
Operating loss	(462,729)	(6,911,193)	(98,546)	(4,411,833)	(11,884,301)
Net loss	(721,902)	(7,881,811)	(1,284,500)	(3,803,800)	(13,692,013)
Net loss per share	$(0.05)	$(0.46)	$(0.07)	$(0.21)	$(0.80)
Weighted Average Shares	15,111,166	17,268,736	17,750,055	18,159,940	17,082,684

	2006
	First	Second	Third	Fourth	Total Year

Sales	$—	$—	$—	$—	$—
Operating loss	$(446,275)	$(498,123)	$(317,331)	$(466,770)	$(1,728,499)
Net loss	$(446,148)	$(498,748)	$(317,537)	$(497,762)	$(1,760,195)
Net loss per share	$(0.03)	$(0.03)	$(0.02)	$(0.03)	$(0.12)
Weighted Average Shares	14,560,000	14,560,000	14,560,000	14,679,580	14,590,141
Note 14. Segment Data
     We currently have three reportable segments: BioFuels, Wind Energy, and BioPower. Each of our segments is a strategic business unit which will offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. With the exception of our BioFuels segment, all of our segments are still in development stage with no significant operations.
     Our BioFuels segment will produce biodiesel, methanol and glycerin at its campus in Houston, Texas. We are currently building a 105 million gallon per year biodiesel refinery on this site location which will contain terminal operations and 700 thousand barrels of product storage as well as the ability to process up to 45 thousand barrels per month of contaminated methanol. The campus will also have a 200 million pound per year glycerin refinery. Until July of 2007, this segment continued the activities of its predecessor, CRC, and had revenues and costs associated with specialty chemical and waste oil operations. We commenced the processing of contaminated methanol in September of 2007 and plan for the remainder of our operations to begin after the first quarter of 2008.
     Our Wind Energy segment is currently in the development stage. We currently have six wind projects that we are developing in Montana, California and New Mexico. All of these projects are currently in various stages of environmental impact studies, meteorological evaluations and various other regulatory approvals and processes. We expect to commence construction on at least one of our Montana wind farms in 2008; we expect this wind farm to become operational by the first quarter of 2009 and to sell the power generated into the merchant market.
     Our BioPower segment is also currently in the development stage. We have purchased an inactive 18.5 megawatt (nameplate capacity) biomass plant in California which we intend to refurbish and place in service during late 2008 or early 2009. Our BioPower segment will produce energy from organic matter available at or near the plant site and has acquired an agreement to provide power generated from the plant to a utility located in Southern California.
     The accounting policies for our segments are the same as those described in Note 3. There are no intersegment revenues or expenses.

     Segment data for the three years ended December 31, 2007, 2006 and 2005 follows:

	2007
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$1,052,743	$1,052,743
Total Operating Costs	—	—	276,505	758,799	1,035,304
Depreciation expense	11,535	—	32,128	74,964	118,627
General and administrative	10,655,019	98,000	388,761	641,334	11,783,114

Operating income (loss)	(10,666,554)	(98,000)	(697,394)	(422,354)	(11,884,302)
Other income and expense	(120,374)	—	53,498	(83,164)	(150,040)

Net Income (Loss)	$(10,786,928)	$(98,000)	$(643,896)	$(505,518)	$(12,034,342)

Total Assets	$27,126,618	$5,103,566	$593,264	$26,673,837	$59,497,285
Capital Expenditures	$4,796,448	$1,426,566	$5,431	$21,102,506	$27,330,951

	2006
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$—	$—
Total Operating Costs	—	—	1,016,931	—	1,016,931
Depreciation expense	—	—	34,688	—	34,688
General and administrative	—	—	676,881	—	676,881

Operating income (loss)	—	—	(1,728,500)	—	(1,728,500)
Other income and expense	—	—	(31,695)	—	(31,695)

Net Income (Loss)	$—	$—	$(1,760,195)	$—	$(1,760,195)

Total Assets	$—	$—	$698,308	$—	$698,308
Capital Expenditures	$—	$—	$59,304	$—	$59,304

	2005
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$—	$—
Total Operating Costs	—	—	1,087,642	—	1,087,642
Depreciation expense	—	—	9,513	—	9,513
General and administrative	—	—	357,327	—	357,327

Operating income (loss)	—	—	(1,454,482)	—	(1,454,482)
Other income and expense	—	—	272	—	272

Net Income (Loss)	$—	$—	$(1,454,210)	$—	$(1,454,210)

Total Assets	$—	$—	$632,781	$—	$632,781
Capital Expenditures	$—	$—	$78,623	$—	$78,623
Note 15. Subsequent Events
     During February 2008 GreenHunter and the holders of the notes issued in the purchase of CRC agreed for us to exchange 125,865 shares of our common stock for the notes, which had a remaining principal balance of $1.6 million, net of unamortized discount. Interest due was paid in cash through the date of the exchange.

     During March 2008 we agreed to issue warrants to all Debenture holders (“Debenture Warrants”). We will issue one Debenture Warrant for each $25 of Debentures purchased through March 31, 2008. The Debenture Warrants will have a three-year term beginning March 31, 2008 and will entitle the holder to purchase one common share of our stock at an exercise price of $25. The Debenture Warrants will be callable by GreenHunter if our common stock trades over $30 per share over a 10-day trading period, beginning two years after issuance.
     During March 2008 we amended the terms of our credit agreement with WestLB to increase the size of the working capital facility from $5 million up to $10 million and to decrease the size of the construction facility from $38.5 million down to $33.5 million.