Form 10-Q
period 2008-03-31
GreenHunter Energy, Inc.
filed 2008-05-14
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33893
GREENHUNTER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4864036

(State or other jurisdiction of	(IRS employer identification No.)
incorporation or organization)
1048 Texan Trail, Grapevine, Texas 76051
(Address of principal executive offices)(Zip Code)
(972) 410-1044
(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark wether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2008: 19,884,350 shares of Common Stock, par value $0.001 per share.

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,718,928	$18,750,394
Restricted cash	16,507,790	—
Accounts receivable	140,599	118,709
Inventory	77,590	23,947
Prepaid expenses	1,315,772	513,712

Total current assets	29,760,679	19,406,762

FIXED ASSETS:
Land and improvements	2,868,837	2,868,837
Buildings	3,243,838	3,209,737
Methanol distillation system	2,252,292	2,252,292
Plant and other equipment	12,150,129	11,557,689
Automobiles	256,580	—
Accumulated depreciation	(251,039)	(162,632)
Construction in progress	28,778,298	12,942,109

Net fixed assets	49,298,935	32,668,032

OTHER ASSETS:
Power purchase agreement	2,310,000	2,310,000
Deferred financing costs	3,164,754	2,729,226
Deposits and other noncurrent assets	4,542,393	2,383,265

Total assets	$89,076,761	$59,497,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$23,305	$—
Current portion of notes payable, nonrecourse	4,481,609	166,890
Accounts payable	1,534,885	2,334,926
Accrued liabilities	3,363,994	1,878,637

Total current liabilities	9,403,793	4,380,453

NOTES PAYABLE, net of unamortized discount of $0 and $282,453, respectively	3,134,202	4,750,054
NOTES PAYABLE, nonrecourse	25,395,787	1,502,009
CONVERTIBLE NOTE PAYABLE	3,136,385	3,136,385
10% Series A REDEEMABLE DEBENTURES	10,279,430	7,328,290

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 authorized shares, Series A 8% convertible preferred, $1,000 par value, 12,500 issued and outstanding	12,500,000	12,500,000
Common stock, $.001par value, 90,000,000 authorized shares, 19,884,350 and 19,759,173 issued, respectively	19,885	19,759
Additional paid-in capital	51,400,732	43,771,708
Accumulated deficit	(26,171,033)	(17,891,373)
Unearned common stock in KSOP, at cost (1,200 and 0 shares, respectively)	(22,420)	—

Total stockholders’ equity	37,727,164	38,400,094

Total liabilities and stockholders’ equity	$89,076,761	$59,497,285

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MARCH 31,
	2008	2007

REVENUE:
Methanol sales	$129,777	$—
Terminal leasing	48,000	—

Total revenue	177,777	—

COSTS AND EXPENSES:
Material and freight	112,755	—
Operating expenses	38,750	—
Project costs	74,332	98,565
Depreciation expense	88,407	8,032
General and administrative (including stock compensation expense of $5,652,358 and $0 , respectively)	7,816,981	356,133

Total costs and expenses	8,131,225	462,730

OPERATING LOSS	(7,953,448)	(462,730)

OTHER INCOME (EXPENSE):
Interest and other income	287,750	13,067
Interest, accretion and other expense	(363,962)	(71,281)

Total other income (expense)	(76,212)	(58,214)

Net loss	(8,029,660)	(520,944)

Dividends on preferred stock	(250,000)	(200,959)

Net loss to common stockholders	$(8,279,660)	$(721,903)

Weighted average shares outstanding, basic and diluted	19,823,254	15,000,055

Net loss per share	$(0.42)	$(0.05)

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2007 TO MARCH 31, 2008

			Additional		Unearned
	Preferred	Common	Paid in	Accumulated	Shares in	Total
	Stock	Stock	Capital	Deficit	KSOP	Equity
BALANCE, December 31, 2007	$12,500,000	$19,759	$43,771,708	$(17,891,373)	$—	$38,400,094

Registration fees paid on common shares	—	—	(2,429)	—	—	(2,429)
Issue 117,998 shares for note payable exchange	—	118	1,874,871	—	—	1,874,989
Employer match of 5,512 shares to KSOP	—	6	104,226	—	—	104,232
Loan of 1,200 shares of common stock to KSOP	—	—	—	—	(22,420)	(22,420)
Cash dividends on preferred stock	—	—	—	(250,000)	—	(250,000)
Stock compensation including the issuance of 1,667 shares	—	2	5,652,356	—	—	5,652,358
Net loss	—	—	—	(8,029,660)	—	(8,029,660)

BALANCE, March 31, 2008	$12,500,000	$19,885	$51,400,732	$(26,171,033)	$(22,420)	$37,727,164

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	MARCH 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,029,660)	$(520,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	88,407	8,032
Noncash stock compensation	5,652,358	—
Amortization of deferred financing costs	48,231	—
Accretion of discount	10,917	—
Changes in certain assets and liabilities, net of acquisition effect:
Accounts receivable	(21,890)	(29,018)
Inventory	(53,643)	—
Prepaid and other expense	(1,014,674)	11,184
Accounts payable	(800,041)	(133,382)
Accrued liabilities	(1,242,590)	10,959

Net cash used in operating activities	(5,362,585)	(653,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(16,507,790)	—
Commissions paid on acquisitions	—	(25,000)
Additions to fixed assets	(13,276,551)	(7,397)
Increase in non-current deposits	(2,159,128)	(1,066,847)

Net cash used in investing activities	(31,943,469)	(1,099,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from stock and warrant issuance	—	9,701,441
Loan common stock to KSOP	(22,420)	—
Commissions and fees paid on stock issuance	(2,429)	(2,839)
Gross proceeds from redeemable debenture issuance	2,951,140	—
Increase in nonrecourse notes payable	35,456,497	71,281
Payment of nonrecourse notes payable	(7,248,011)	—
Payment of deferred financing costs	(610,189)	—
Preferred dividends paid in cash	(250,000)	—

Net cash provided by financing activities	30,274,588	9,769,883

CHANGE IN CASH	(7,031,466)	8,017,470

CASH, beginning of period	18,750,394	71,111

CASH, end of period	$11,718,928	$8,088,581

Cash paid for interest	$275,712	$—

NONCASH TRANSACTIONS:
KSOP company match in stock	$104,233

Noncash preferred dividends	$—	$200,959

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Note 1. Managements Representation
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, are unaudited. The December 31, 2007 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2008, and the results of operations for the three month periods ended March 31, 2008 and 2007, changes in stockholders’ equity for the three months ended March 31, 2008, and cash flows for the three month periods ended March 31, 2008 and 2007.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2007 Form 10-K. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the operating results that will occur for the full year.
     The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.
Nature of Operations
     GreenHunter’s business plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We intend to become a leading provider of clean energy products offering residential, business and other customers the choice to support clean energy generated from renewable sources. Prior to 2007, we were principally involved with development of potential wind farm locations in Montana, New Mexico and California through our wholly-owned subsidiary, GreenHunter Wind Energy, LLC (“Wind Energy”). We were a development stage company and did not have any significant business operations through the first quarter of 2007.
     On April 13, 2007 we acquired Channel Refining Corporation (“CRC”), which we subsequently renamed GreenHunter BioFuels, Inc. (“BioFuels”). CRC conducted specialty chemical manufacturing operations at its plant site in Houston, Texas. We are currently building a 105 million gallon per year capacity biodiesel refinery on this site location which also contains terminal operations, product bulk storage, as well as the ability to process contaminated methanol (a chemical used in biodiesel production).
     On May 14, 2007, we acquired an inactive 18.5 megawatt (nameplate capacity) bio-mass plant located in Southern California (“Mesquite Lake”). On June 12, 2007 we formed GreenHunter BioPower, Inc. (“BioPower”) for the purpose of operating and owning assets which convert waste material to electricity.
     Our Wind Energy segment is currently in the development stage. We continue to own rights to potential wind energy farm locations in Montana, New Mexico, Texas and California and continue to operate and gather data produced from wind measurement equipment located on these sites. We also continue to seek additional potential development sites, particularly those that would be near existing infrastructure or our other renewable energy projects.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Note 2. Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have any impact on the Company’s financial position or results of operations; however, we expand our disclosures according to the guidance. See Note 6 — Notes Payable.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 at January 1, 2008 did not have any impact on the Company’s financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 requires entities to report noncontrolling interests (formerly known as minority) as a component of shareholders’ equity on the balance sheet. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adoption on its financial positions and results of operations.
Note 3. Liquidity and Continued Operations
     For the period ending March 31, 2008, we raised approximately $2.7 million after selling expenses from the sale of redeemable debentures. We also borrowed approximately $28.2 million (net of working capital line repayments) under our non-recourse credit facility with a bank to finance construction at our Houston renewable energy campus. While we believe our current resources are adequate to meet our current operating needs through at least 2008, we will continue discussions with other lenders and capital market sources to provide funding for our contemplated capital expenditures and financing needs.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Note 4. Acquisitions
BioFuels
     On April 13, 2007 we acquired all of the outstanding shares of CRC for $10.8 million. Our purchase price consisted of $7.1 million in cash, $1.6 million in notes payable (net of discount of $360 thousand), and 450,000 shares of our common stock valued at $4.62 per share. The acquisition was treated as a purchase of CRC in accordance with the provisions of SFAS No. 141, Business Combinations. The agreement provided for an adjustment to the cash portion of the purchase price for working capital on hand to be settled within 60 days of closing, which reduced the cash portion of the closing price to $6.8 million and reduced the total purchase price to $10.7 million. See Note 6 for additional information on the notes issued in this transaction.
     The purchase price was allocated to the fair value of the net assets acquired. The following table summarizes the purchase price and related allocation to the net assets acquired at April 13, 2007:

Total Purchase Price:
Fair value of 450,000 shares of GreenHunter common stock	$2,079,000
Fair value of 117,998 shares of GreenHunter common stock exchanged for notes payable originally issued at acquisition	1,875,000
Cash consideration	6,772,342

Total	$10,726,342

Net Preliminary Purchase Price Allocation:
Net purchase price	$10,726,342
Historical net assets acquired	(419,146)

Excess purchase price	10,307,196
Adjustment of land to fair market value	(1,656,924)
Adjustment of inventory to fair market value	(136,361)
Adjustment of equipment and infrastructure to fair market value	(8,452,341)
Amortization of discount on notes payable to interest expense	(61,570)

Excess purchase price	$—

Historical net assets acquired were as follows:
Current assets	$162,746
Property, plant and equipment, net	981,915
Current liabilities	(576,765)
Liabilities owed to GreenHunter	(148,750)

Historical net assets acquired	$419,146

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

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
     Additionally, we are constructing a significant terminal operation (700,000 barrels) on the former CRC site for blending, storage and marketing of raw materials (feedstocks) and finished products (biodiesel, methanol and glycerin).
Wind Energy
     On November 28, 2007, we entered into two separate definitive agreements with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese company which is a manufacturer of wind turbines. The first agreement was for us to acquire a 6.3% equity interest in MingYang for 75 million Chinese Yuan (“RMB”), approximately $10 million US. This investment has been approved by the appropriate government authorities to allow for a foreign investment in the Peoples Republic of China. As of March 31, 2008, we had deposited approximately $3.2 million in connection with this investment. An additional sum of approximately $3.2 million was deposited on April 28, 2008 in connection with this investment. The second agreement was a master turbine supply agreement executed by Wind Energy and MingYang which allows Wind Energy to potentially purchase more than 900 megawatts in capacity of wind turbines manufactured by MingYang for use in wind projects to be developed between 2008 and 2012 in North America. In 2008, Wind Energy has agreed to purchase 33 megawatts capacity of wind turbines for approximately $30 million and has the option to purchase an additional 75 megawatts capacity of wind turbines, if available.
Note 5. Inventories
     Our inventories consist of processed methanol and contaminated methanol feedstock to be processed by our Houston facility. Our inventories at March 31, 2008 consisted of the following:

Finished goods	$13,133
Raw materials	64,457

$77,590

Note 6. Notes Payable
     Notes Payable at March 31, 2008 consisted of the following:

Long-Term Debt:
Note payable due November 31, 2017, 4.4% at March 31, 2008	$3,157,507
Non-recourse construction loan facility, 6.71% at March 31, 2008	29,877,396
10% Subordinated convertible note due December 31, 2009	3,136,385
10% Series A Senior Secured Redeemable Debentures	10,279,430

46,450,718
Less current portion	(4,504,914)

Total Long-Term Debt	$41,945,804

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Notes Payable
     On January 18, 2008, the remaining balance of the notes payable issued in connection with the acquisition of CRC in the face amount of $1.875 million were exchanged for 117,998 shares of our common stock valued at $15.89 per share, such price being the average ten day trading price ending on January 18, 2008. Due to our recent listing on the American Stock Exchange, the note holders and the Company did not believe that the closing price on January 18, 2008 was an accurate fair market value of the stock. Our recent listing caused abnormal volatilities in our trading volume and pricing, and we feel a ten day average smoothes out the volatility in the price of the stock. We believe that this price reflects a more reasonable estimate of the fair value of our stock at the time of the exchange. Because we did not use the closing quoted price of our stock on the date of the exchange, we moved to a Level II input as defined by SFAS 157. The remaining unamortized discount of $271,536 on the notes was applied to the purchase price of CRC.
Notes Payable — Nonrecourse
     On December 20, 2007, BioFuels entered into a credit agreement with a bank which provides a $38.5 million term loan facility and a $5 million working capital facility in connection with our development, construction and operation of a 105 million gallon per year biodiesel refinery, as well as glycerin and methanol, and terminal assets in Houston, Texas. During the period ending March 31, 2008, we amended the credit agreement to reduce the term loan portion of the facility to $33.5 million and to increase the working capital portion of the facility up to $10 million. The term loan portion of the facility is for a term of six years and the working capital facility revolves annually. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options. As of March 31, 2008, we had utilized $29.9 million of the $33.5 million term loan facility and had borrowed and repaid approximately $7.2 million under the working capital facility. We were in compliance with the covenants of the credit agreement at March 31, 2008.
Subordinated Convertible Note Payable to Related Party
     On January 1, 2008, the note plus accrued interest on our Convertible Note Payable to Investment Hunter, LLC (a related party — see Note 10) was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10%. Interest is first due on December 31, 2008. As of March 31, 2008, $78 thousand of interest had been accrued. The note is a general, unsecured obligation of GreenHunter and is subordinate to any and all of our secured loans. The note is convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest rolled into the note at the renewal. The notes may be converted at any time up to payment. The principal balance due on the Convertible Note at March 31, 2008 was $3.1 million.
10% Series A Senior Secured Redeemable Debentures
     Approximately $2.9 million of the 10% Series A Senior Redeemable Debentures (“Debentures”) were issued during the three months ended March 31, 2008. Through March 31, 2008 we have issued approximately $10.3 million of the Debentures since inception, resulting in proceeds of approximately $9.3 million net of selling expenses. Sales of the Debentures continued until April 30, 2008, at which point the program was cancelled, and all proceeds to be received from the sale of the Debentures shall occur no later than May 31, 2008.
     The Debentures were offered in a private placement and have not been registered. The Debentures have a term of five years from the date of issue and may be exchangeable at our option into freely tradable shares of our common stock. If we choose to exchange the Debentures for shares of our common stock, we would be required to first register the underlying securities. We have the right to call for redemption at any time. We shall be required to pay a

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
redemption price, in cash and/or common stock, equal to the following percentage of the principal amount depending on the year after issuance: 105% during the first year, 104% during the second year, 103% during the third year, and 102% during the fourth year and continuing through maturity.
Note 7. Income or Loss Per Common Share
     Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares for the potential dilution from stock options, stock warrants and any other outstanding convertible securities. We have issued potentially dilutive instruments in the form of our convertible note payable, 8% Series A preferred stock, common stock warrants and common stock options granted to our employees. The total number of shares underlying our potentially dilutive securities at March 31, 2008 is 13,560,525. However, none of these instruments is included in the calculation of diluted loss per share because to include them would be anti-dilutive. There were 1,076,192 potentially dilutive shares underlying our securities outstanding at March 31, 2007.
Note 8. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock, KSOP, and warrants during the periods reflected in our financial statements:

	Preferred	Common
	Stock	Stock	KSOP	Warrants
December 31, 2007	12,500	19,759,173	—	2,807,834

Issue 117,998 shares for note payable exchange	—	117,998	—	—
Employer match of 5,512 shares to KSOP	—	5,512	—	—
Issue 1,667 shares as stock compensation	—	1,667	—	—
Loan 1,200 shares to KSOP	—	(1,200)	1,200	—

March 31, 2008	12,500	19,883,150	1,200	2,807,834

Preferred Stock
     The parties involved in our March 12, 2007 private placement of preferred stock executed a Registration Rights Agreement. This registration rights agreement calls for us to use our best efforts to effect a registration covering the resale of all of the Registrable Securities within a specified time period (October 2008) noted in the agreement. Failure on our part to timely file a registration statement or a registration statement not being declared effective by the Securities and Exchange Commission within the terms of the agreement will result in liquidated damages payable in cash to any holder of our Registrable Securities equivalent to two percent (2.0%) of the pro-rata portion of the Purchase Price of such Investor’s Registrable Securities included in such Registration Statement at various dates per the agreement. These payments shall be capped at 10% of the total purchase price outstanding in any 12 month period. If we do not comply with terms of this agreement, we may be required to pay liquidated damages of $250 thousand and an additional $250 thousand for each month we do not comply with the terms of this agreement, up to a maximum amount of liquidated damages of $1.25 million. Under FSP EITF 00-19-2, we have determined that the likelihood of payment under this provision is not probable. Accordingly, no registration payment arrangement liability has been recorded as of March 31, 2008.
Common Stock
     During February 2008, we issued 117,998 shares, valued at $15.89 per share, of our common stock in a debt extinguishment transaction that retired the original notes issued in connection with the acquisition of CRC. See Note 6 for further discussions on the transaction. We also issued 5,512 shares at $18.91 per share of our common stock to the GreenHunter Energy, Inc. 401(k) Employee Stock Ownership Plan (“KSOP”) as a voluntary employer match for the 2007 plan year and issued 1,667 shares at $19.19 per share as an employment inducement grant.
KSOP
     We have established a KSOP and related trust as a long-term benefit for our employees. For the three month period ending March 31, 2008, we loaned the KSOP $22 thousand to purchase 1,200 shares of our common stock on the open market at an average price of $18.68 per share. The loan is interest free and due February 13, 2015. It is secured by 1,200 shares of our common stock.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Note 9. Stock-Based Compensation
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
     We recognized a total of $5.7 million of share-based compensation expense in our condensed consolidated statement of operations for the three month period ended March 31, 2008 associated with stock options granted through March 31, 2008 as well as 1,667 shares of common stock we issued at $19.19 per share as an employment inducement grant. There were no options issued or outstanding prior to May 2007. As of March 31, 2008, there was $14 million of total unrecognized compensation cost related to the unvested shares associated with these stock option grants which will be recognized over a weighted-average period of 1.2 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon exercise of the stock options.
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method. For the period ended March 31, 2008, the weighted average values for options issued are as follow:

Number of options issued	2,669,500
Weighted average stock price	$18.78
Weighted average exercise price	$18.13
Weighted average expected life (a)	5.56 years
Weighted average expected volatility (b)	28.8%
Weighted average risk free interest rate	2.9%
Weighted average dividend yield	—
Weighted average fair value of each stock option	$6.46

(a)	As determined by the simplified method under Staff Accounting Bulletin 107. The options have a life of ten years.

(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses.
     The following is a summary of stock option activity during the period ended March 31, 2008. There were no stock options issued or outstanding prior to May 2007.

	Number	Weighted	Aggregate
	of	average	Intrinsic Value*
	Shares	Exercise Price	($000's)
Outstanding — Beginning of Year	4,031,500	$5.60	—
Issued	—	—	—
Granted	2,669,500	$18.13	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding — End of Period	6,701,000	$10.60	$61,345,520

Exercisable — End of Period	3,971,000	$6.64	$52,043,640

*	The Aggregate Intrinsic Value was calculated using the March 31, 2008 stock price of $19.75.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
     The following is a summary of stock options outstanding at March 31, 2008:

	Number of	Weighted Average	Number of
	Options	Remaining Contractual	Exercisable
Exercise Price	Outstanding	Life (Years)	Options
$5.00	3,500,000	9.13	3,500,000
$7.50	100,000	9.52	—
$10.00	615,000	9.68	—
$12.00	26,500	9.78	—
$12.50	10,000	9.67	—
$16.70	1,500	9.85	—
$17.76	100,000	9.87	20,000
$18.00	50,000	9.95	—
$18.91	2,298,000	9.88	451,000
Note 10. Related Party Transactions
     At March 31, 2008, we held a subordinated convertible note payable to Investment Hunter, LLC, an entity controlled and owned by Mr. Gary C. Evans, Chairman and CEO. The balance due on this note at March 31, 2008 was $3.1 million, which included accrued interest of $285 thousand. See Note 6 for additional information on this convertible note.
     During the periods ending March 31, 2008 and 2007, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $95 thousand and $20 thousand for 2008 and 2007, respectively.
Note 11. Segment Data
     We currently have three reportable segments: BioFuels, Wind Energy, and BioPower. Each of our segments is a strategic business unit which will offer different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. With the exception of our BioFuels segment, all of our segments are still in development stage with no significant operations.
     Our BioFuels segment will produce biodiesel, methanol and glycerin beginning in 2008 at its campus in Houston, Texas. We are currently building a 105 million gallon per year biodiesel refinery on this site location which will contain terminal operations and 700 thousand barrels of product storage as well as the ability to process up to 45 thousand barrels per month of contaminated methanol. We plan for this campus to have a 200 million pound per year glycerin refinery beginning in 2008. Until July of 2007, this segment continued the activities of its predecessor, CRC, and had revenues and costs associated with specialty chemical and waste oil operations. We commenced the processing of contaminated methanol in September of 2007.
     Our Wind Energy segment is currently in the development stage. We currently have six wind projects that we are developing in Montana, California, Texas, and New Mexico. All of these projects are currently in various stages of environmental impact studies, meteorological evaluations, permit requests and various other regulatory approvals and processes.
     Our BioPower segment is also currently in the development stage. We have purchased an inactive 18.5 megawatt (nameplate capacity) biomass plant in California. Our BioPower segment will produce energy from

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
organic matter available at or near the plant site and has acquired an agreement to provide power generated from the plant to a utility located in Southern California.
     The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2007. There are no intersegment revenues or expenses.
     Segment data for the three month period ended March 31, 2008 and 2007 are as follows:

	March 31, 2008
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$177,777	$177,777
Total Operating Costs	—	—	74,332	151,505	225,837
Depreciation expense	38,148	—	9,564	40,695	88,407
General and administrative	6,760,060	123,787	253,413	679,721	7,816,981

Operating income (loss)	(6,798,208)	(123,787)	(337,309)	(694,144)	(7,953,448)
Other income and expense	(128,056)	—	887	50,957	(76,212)

Net Income (Loss)	$(6,926,264)	$(123,787)	$(336,422)	$(643,187)	$(8,029,660)

Total Assets	$22,274,217	$5,117,232	$578,947	$61,106,365	$89,076,761
Capital Expenditures	$364,273	$8,445	$39,133	$12,864,700	$13,276,551

	March 31, 2007
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$—	$—
Total Operating Costs	—	—	98,565	—	98,565
Depreciation expense	—	—	8,032	—	8,032
General and administrative	177,489	—	178,644	—	356,133

Operating income (loss)	(177,489)	—	(285,241)	—	(462,730)
Other income and expense	(58,214)	—	—	—	(58,214)

Net Income (Loss)	$(235,703)	$—	$(285,241)	$—	$(520,944)

Total Assets	$9,697,395	$—	$108,755	$—	$9,806,150
Capital Expenditures	$7,397	$—	$—	$—	$7,397
Note 12. Subsequent Events
     During March 2008, we agreed to issue warrants to all Debenture holders (“Debenture Warrants”) after the close of the Debenture program. We will issue one Debenture Warrant for each $25 of Debentures purchased through April 30, 2008. The Debenture Warrants will have a three-year term beginning April 30, 2008 and will entitle the holder to purchase one common share of our stock at an exercise price of $25. The Debenture Warrants will be callable by GreenHunter if our common stock trades over $30 per share over a 10-day trading period, beginning two years after issuance.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2007 and with the financial statements and accompanying notes included herein. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties (see “Forward-Looking Statements” above). Actual events or results may differ materially from those indicated in such forward-looking statements.
Overview
     Prior to April 13, 2007, we were a start up company in the development stage pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We currently have ongoing business initiatives at GreenHunter Energy, Inc. (“GreenHunter”) in wind through GreenHunter Wind Energy, LLC (“Wind Energy”), biodiesel and methanol through GreenHunter BioFuels, Inc. (“BioFuels”) and biomass through GreenHunter BioPower, Inc. (“BioPower”). We intend to become a leading provider of clean energy products.
     We believe that our ability to successfully compete in the renewable energy industry depends on many factors, including the location and low cost construction of our planned facilities, development of strategic relationships, achievement of our anticipated low cost production model, and recruitment of experienced management.
BioFuels
     On April 13, 2007, we purchased 100% of the outstanding stock of Channel Refining Corporation (“CRC”) subsequently renamed GreenHunter BioFuels, Inc., a specialty chemical and waste oil manufacturer with facilities located in Houston, Texas. CRC’s operations principally consisted of producing petroleum diesel and naphtha from contaminated sources of trans-mix or other petroleum based products. Our interest in CRC was not for its existing operations, but was for the existing location for a biodiesel manufacturing, storage and terminal operation located along the Houston Ship Channel, which would allow for multiple land and water based transportation options and the possibility of sourcing raw material from worldwide supplies.
     We are currently building a 105 million gallon per year capacity biodiesel refinery on this site location which will contain terminal operations and 700 thousand barrels of product storage, as well as the ability to process up to 45,000 barrels per month of contaminated methanol (a chemical used in biodiesel production) and a 200 million pound per year capacity glycerin (a byproduct of biodiesel manufacturing) refinery on site. The specialty chemical and waste oil operation previously based on trans-mix raw material was continued through July 2007, and processing of contaminated methanol commenced in September 2007. We expect construction of the biodiesel refinery to be completed in the second quarter of 2008 and commercial production of biodiesel to begin thereafter. We expect the glycerin refinery to be completed and operational during the third quarter of 2008. We expect to have completed the construction of approximately 350 thousand barrels of terminal storage by May 2008 and the remainder to be completed by the end of 2008. We do not expect to operate at a profit before our biodiesel refinery is completely constructed and fully operational.
     On November 8, 2007, we acquired 7.2 megawatts of diesel-powered electrical generators with the intention of converting these generators to run on biodiesel fuel and to build a peaking power plant for the sale of power into the

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
electrical grid serving the Houston Ship Channel area. The generators were purchased for approximately $650 thousand and the total installed cost of the plant when completed is expected to be approximately $1.5 million. The plant is expected to be operational during 2008.
BioPower
     In May 2007, we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in El Centro, California, which we intend to refurbish during 2008. At the same time we acquired this plant, we acquired a power purchase agreement with a major southern California utility to take the full electric production output capacity of the plant when operational. We expect to begin refurbishment of this plant in the second quarter of 2008 and to commence power generation during the first quarter of 2009. The current plan is that the plant will operate on a combination of wood, manure and agricultural-based fuels.
Wind Energy
     Until April 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to potential wind energy farm locations in Montana, New Mexico, California and Texas, and continue to operate and gather data produced from wind measurement equipment located on certain of these sites. We also continue to seek additional potential development sites, particularly those that would be near existing infrastructure or our other renewable energy projects. The nature of these wind energy projects necessitates a longer term outlook than our other projects before they become operational, if ever. We expect to commence construction on one of our Montana wind farms in 2008, which would involve construction of a ten megawatt wind farm. We expect this wind farm to become operational by the first quarter of 2009. Power would be sold into the merchant market.
     One of the biggest challenges facing wind energy companies is the availability of wind turbines. To address this challenge, on November 28, 2007, we entered into a master wind turbine supply agreement with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese Company. This agreement provides that MingYang will supply 22 1.5 megawatt (MW) capacity wind turbines to the Company in 2008 at a price of ten million Chinese RMB each (approximately $1.37 million per turbine at the exchange rate in effect at December 31, 2007). The agreement also provides for the availability of fifty additional 1.5 MW wind turbines in 2008 at a price to be negotiated, as well as the preference to purchase any size of wind turbines supplied by MingYang for use on our wind farm projects in North America through December 31, 2012. The total capacity of wind turbines that could be purchased under this agreement could potentially be more than 900 MW through 2012. We are also seeking additional supply agreements with other domestic and foreign manufacturers.
     We also entered into an agreement with MingYang on November 28, 2007 to invest 75 million RMB (approximately $10.3 million at the exchange rate in effect at December 31, 2007) for a 6.3% equity interest in MingYang. This investment required approval by the government of the Peoples Republic of China and other conditions to be met. We made a deposit of 7.5 million RMB (approximately $1.0 million) on December 5, 2007. The necessary governmental approvals were achieved during the first quarter of 2008, and we made an additional deposit of 15,312,967 RMB (approximately $2.2 million) on March 13, 2008 and 22,187,033 RMB (approximately $3.2 million) on April 28, 2008. The remaining 30 million RMB deposit (approximately $4.3 million at the exchange rate in effect at April 30, 2008) will be made during the remainder of 2008 after all further conditions are met. We believe this investment will further our goal of developing renewable energy sources on a worldwide basis.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Results of Operations
Period Ended March 31, 2008 Compared to Period Ended March 31, 2007:
     Since we acquired 100% of the common stock of CRC on April 13, 2007, our operating results in the three month period in 2007 does not reflect any operating results from CRC.
     Biofuels Revenues and Operating Costs
     For the period ended March 31, 2008, we had revenues from methanol sales of approximately $130 thousand and terminal leasing revenue of $48 thousand. We had material and freight costs of approximately $113 thousand (including barge rental expense of approximately $68 thousand) and operating expenses of approximately $39 thousand. The barge rental expense began on March 15, 2008. Barges will be used to bring raw material into our facility and to transport finished goods out of the facility.
     Wind Energy Operating Costs
     We incurred project costs associated with our wind energy projects of approximately $74 thousand in the 2008 period compared to approximately $99 thousand in the 2007 period. The decline was due to the winding down of preliminary engineering and environmental work in 2007 and the transition into a phase where we are concentrating on acquisition of additional wind data on the Montana, New Mexico and California wind projects.
     Depreciation Expense
     Depreciation expense was approximately $88 thousand during the 2008 period versus approximately $8 thousand during the 2007 period, due primarily to the operation of the methanol processing equipment at BioFuels and the increase in buildings and corporate equipment at the corporate level. We did not record any depreciation on the adjustment to fair value of equipment and infrastructure of approximately $8.5 million recorded pursuant to the CRC acquisition as these costs are included with the biodiesel plant under construction.
     General and Administrative Expense
     General and administrative expense was approximately $7.8 million during the 2008 period versus approximately $356 thousand during the 2007 period. The 2008 period contained unallocated corporate expense of approximately $6.8 million, including employee stock compensation expense of approximately $5.7 million as the result of issuing 2,669,500 common stock options with a weighted average exercise price of $18.13 per share to employees in 2008 and the issuance of 1,667 shares of common stock at $19.19 per share as an employee inducement grant. No stock options were granted in the 2007 period. Other increases in general and administrative expense were due to unallocated corporate expenses, including increases in salaries and benefit costs due to an increase in the number of employees (including executive and other management staff) to manage the increased scope of operations in 2008, as well as increases in travel related expenses, professional fees, office and other expenses, all of which were directly related to the increased scope of operations in 2008 when compared to 2007.
     Wind Energy incurred approximately $254 thousand in the 2008 period verses approximately $179 thousand in the 2007 period. The increase is primarily due to the increase in salaries and benefit costs, travel, and office expenses as the number of employees and scope of operations has increased.
     BioFuels incurred approximately $680 thousand in the 2008 period versus none in the 2007 period. BioFuel’s expense primarily consists of costs of supply, marketing and logistics and administrative salaries, travel and administrative costs for the Houston renewable energy campus.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
     BioPower incurred approximately $124 thousand due to operations versus none in the 2007 period. BioPower’s expense is related to consulting and other administrative expense incurred prior to beginning refurbishment of our California biomass plant.
     We expect to continue to hire additional employees both on an operations related level as well as management and administrative staff as our projects come online. We also expect future office and related costs will continue to grow as we expand operations, and we expect professional fees and various other administrative costs will increase due to the public registration of our common stock and related reporting requirements.
     Operating Loss
     Our operating loss was approximately $8 million in the 2008 period versus a loss of approximately $463 thousand in the 2007 period, due principally to the increase in general and administrative expense, operating expense and depreciation expense. Our Wind Energy segment generated an operating loss of approximately $337 thousand during 2008 as compared to an operating loss of approximately $285 million during 2007 due to an increase in general and administrative expense as we added personnel in order to expand our portfolio of potential wind projects. Our BioFuels and BioPower segments generated operating losses of approximately $694 thousand and approximately $124 thousand, respectively, during the 2008 period versus none during the 2007 period, as both of these segments began operations after the first quarter of 2007. Our unallocated corporate operating losses were approximately $6.8 million during the 2008 period, which included $5.7 million of stock compensation expense, versus approximately $177 thousand in the 2007 period as general and administrative expenses increased due to increased operating activity.
     Other Income and Expense
     Interest income was approximately $288 thousand in the 2008 period versus approximately $13 thousand in the 2007 period due to interest which was earned on the investment of funds obtained from the issuance of debt and common and preferred stock in 2007 and 2008. Interest and other expense was approximately $364 thousand in the 2008 period versus approximately $71 thousand in the 2007 period due to the increase in debt from the issuance of debentures and from the increase in non-recourse and other debt to purchase and fund the construction of our renewable fuels campus and the purchase of our corporate headquarters.
     Net Loss
     We realized a net loss of approximately $8 million in the 2008 period compared to a net loss of approximately $521 thousand during the 2007 period due to the increases in our operating loss and interest expense which were partially offset by the increase in interest income in the current period. Dividends on our preferred stock were $250 thousand in the 2008 period versus approximately $201 thousand in the 2007 period due to the issuance of our Series A 8% preferred stock and common stock warrants related to the preferred stock in three tranches over the period March through May in 2007. Our net loss to common stockholders was approximately $8.3 million in the 2008 period versus approximately $722 thousand in the 2007 period, primarily due to increased general and administrative expense resulting from stock option expense and increased costs to support our growing operating activity. Our net loss per share increased to $0.42 in the 2008 period, up from $0.05 in the 2007 period.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of March 31, 2008, we had cash and cash equivalents of approximately $11.7 million and additional cash restricted for use in construction of our renewable fuels campus in Houston of approximately $16.5 million. Working capital at March 31, 2008 was approximately $20.4 million as compared to cash and cash equivalents of

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
approximately $18.8 million and working capital of approximately $15 million at December 31, 2007. These increases in cash and working capital were due to the financing activities described below.
Financing Activities
     Convertible Debt
     On January 1, 2008, the note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10% first due on December 31, 2008. The note is convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for $285 thousand of accrued interest rolled into the note at a later date. The note may be converted by the holder at any time up to payment.
     10% Series A Senior Secured Redeemable Debentures
     We issued approximately $2.9 million of these Debentures in the first quarter of 2008, receiving proceeds of approximately $2.7 million net of selling costs. We continued the sale of these Debentures through April 2008, at which time we cancelled the program.
     Nonrecourse Term Loan and Working Capital Loan
     On March 7, 2008, we amended our credit agreement with a bank which provides a term loan facility and a working capital facility in connection with BioFuel’s development, construction and operation of its renewable energy campus in Houston, Texas. The term loan portion of the facility was reduced by $5 million and the working capital portion was increased by $5 million to allow for more flexibility in feedstock procurement, resulting in a term loan facility of $33.5 million and a working capital facility of $10 million after amendment.
     As of March 31, 2008, loan balances were approximately $29.9 million under the term loan facility and none under the working capital facility. Borrowings in the first quarter of 2008 under the term loan facility were approximately $28.2 million. Borrowings and repayments under the working capital facility for the first quarter of 2008 were approximately $7.2 million each. The cash received under these borrowings is kept in depository accounts under control of the bank and is restricted in use to pay for construction and other costs approved by the bank. Since borrowing under the term loan facility is only allowed once each month under terms of the credit facility, we must borrow in advance of each month’s expected expenditures in order to be able to make timely payments. The balance in the restricted cash accounts at March 31, 2008 was approximately $16.5 million.
     Prospective Sources of Bank Financing and Other Capital Resources
     We are currently seeking a $100 million asset-backed working capital financing for the purchase of feedstocks and chemicals used in our Houston biodiesel, methanol, and glycerin refineries, which would allow for the purchase of raw material feedstocks and chemicals sufficient to produce B100 biodiesel and refined technical grade glycerin at the refineries’ rated capacity, plus allow for the purchase of a limited amount of petroleum diesel to blend into B20 and lower blends of biodiesel for sale into the domestic markets. Currently most of the B100 production is expected to be sold into the world market, particularly the European markets. We are also considering the possibility of conducting toll processing of customer’s biodiesel at our Houston facility at “cost plus” terms. In this type of arrangement, we would not be responsible for supplying the feedstock to the process but would recover our processing costs and charge the customer a profit margin on each gallon of the customer’s feedstock that is produced.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Other Debt and Equity Transactions Not Affecting Cash
     Common Stock Issued for Notes Payable
     During February 2008, we and the holders of our notes payable issued in connection with our acquisition of CRC agreed for us to exchange 117,998 shares of our common stock for the remaining $1.875 million of principal value outstanding of the notes. Interest was paid through the date of the exchange.
     Other Common Stock Transactions
     During February 2008, we issued 5,512 shares of our common stock at $18.91 per share to the GreenHunter Energy, Inc. 401(k) Employee Stock Ownership Plan as a voluntary employer match for the 2007 plan year. We also issued 1,667 restricted shares at $19.19 per share as an employment inducement grant.
     Employee Stock Options
     During the first quarter of 2008, the Board of Directors authorized the issuance of 2,669,500 employee stock options to current directors and employees at prices ranging from $10 to $18.91 per share and with a weighted average price of $18.13 per share. The options have a life of ten years, and 471,000 vest immediately while 1,353,000 vest based upon performance conditions that are expected to be met during 2008, 60,000 vest based on performance conditions that are expected to be met one year from the date of grant, 471,000 vest two years from the date of grant, and 314,500 vest in equal amounts over a three year period beginning with the date of grant.
     Debenture Warrants Issued to Debenture Holders
     During March 2008, we agreed to issue warrants to all Debenture holders (“Debenture Warrants”). We will issue one Debenture Warrant for each $25 of Debentures purchased through April 30, 2008. The Debenture Warrants will have a three-year term beginning April 30, 2008 and will entitle the holder to purchase one common share of our stock at an exercise price of $25. The Debenture Warrants will be callable by GreenHunter if our common stock trades above $30 per share over a 10-day trading period beginning two years after issuance.
Investing Activities and Future Requirements
     Capital Expenditures
     During the first quarter of 2008, we invested approximately $13.3 million in capital expenditures, including $12.9 million in BioFuels at our Houston renewable energy campus, and $412 thousand for building improvements, computer related equipment and field vehicles. We also increased our deposits for our 6.3% equity interest in MingYang by approximately $2.2 million and increased the balance of restricted cash by approximately $16.5 million.
     Forecast
     For 2008, the Board of Directors has approved management requests for a capital expenditure budget of $170 million, including $65 million for the BioFuels business, $6 million for the BioPower business, $90 million for the Wind Energy business, and $9 million for the remainder of the MingYang equity investment. While we believe our current resources are adequate to meet our current operating needs through at least 2008, we will continue discussions with other lenders and capital market sources to provide funding for our contemplated capital expenditures and future financing needs.
     BioFuels
     The total budgeted capital expenditures for BioFuels for 2008 is $65 million. Management estimates that the total construction costs of our Houston renewable energy campus will be approximately $56 million, consisting of $31 million for the biodiesel, methanol and glycerin refineries and $25 million for the terminal facility. Once in operation, we will require additional financing to cover our anticipated working capital needs to operate the

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
refineries, including inventory carrying costs of up to $100 million. The exact amount of our working capital requirement is unknown at this time and will be dependent on a number of factors, including the percentage of petroleum diesel to be blended with biodiesel and sold in domestic markets and the purchase and sales contract terms we are able to negotiate. We also intend to expand the material handling capacity of the Houston campus by constructing a pipeline from our facility to a deep water terminal on the Houston Ship Channel and to construct additional storage facilities on land to be leased at that site. We estimate the construction cost of the pipeline and up to one million barrels of additional storage equipment to be approximately $57 million, with approximately $16 million to be spent in 2008 and the remainder in 2009. We also have budgeted for the potential acquisition of additional real estate in the immediate area to our Houston campus to be used for expansion of production, blending, and distribution facilities.
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
     Wind Energy and MingYang Investment
     Wind Energy has budgeted $90 million in 2008 for construction of one or more wind farm projects located in Montana and to purchase up to 72 wind turbines from MingYang. We have also budgeted to invest approximately $10 million for a 6.3% equity interest in MingYang, of which approximately $1.0 million was deposited in 2007 and the remainder is due in 2008.
Weaknesses and Uncertainties that May Affect our Financial Condition
     The execution of our business plan is contingent upon our ability to obtain the requisite capital to design, construct and commence operation of the BioFuels, BioPower, and Wind Energy facilities, to fund our equity interest in MingYang, and to fund our general and administrative expenses, financing costs and preferred dividend payments until these operations become profitable.
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

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
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
     We have designed our biodiesel refinery to be able to process the widest variety of vegetable oils and animal fats. We also have located our refinery along the Houston Ship Channel to take advantage of world wide supplies of these feedstocks. However, this does not guarantee that we will be able to obtain these supplies at a price adequate to return a profit to our business. Worldwide demand for food-based feed stocks such as vegetable oil and animal fats has recently inflated prices for these feedstocks such that many biodiesel producers have been forced to suspend operations. Our success will depend in the short term on our availability to seek out and obtain feedstocks from worldwide sources at adequate prices and blend these feedstocks to achieve a weighted average cost sufficient to operate profitably. In the long-term, our success will depend on stabilization of these feedstock supplies and prices and in finding other non-food based feedstocks, such as jatropha oil and algae based oils. Stability in our cost structure might also depend on our ability to virtually integrate some or all of our own feedstock sources, such as growing and processing our own supplies.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our estimates and assumptions are based on historical experience, industry conditions and various other factors which we believe are appropriate. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
described in our Form 10-K for the year ended December 31, 2007. We believe the reported financial results are reliable and that the ultimate actual results will not differ significantly from those reported.
     There have been no changes to our critical accounting policies for the period ended March 31, 2008. For a discussion of our other critical accounting policies, refer to our Form 10-K for the year ended December 31, 2007.
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
     In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have any impact on the Company’s financial position or results of operations and did not require expanded disclosure.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 at January 1, 2008 did not have any impact on the Company’s financial position or results of operations.
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

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, variable interest entities, or financing partnerships. We provide trade guarantees on behalf of our 100% owned subsidiary BioFuels only. We previously guaranteed the payment of principal and interest on the $2.0 million principal value notes payable (before discount) from BioFuels to the former stockholders of CRC (now BioFuels). This debt guarantee expired with the retirement of this debt as the result the exchange of 117,998 shares of our common stock for this debt in February 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through March 31, 2008.
Commodity Price Risk
     Our biodiesel production will be dependent upon feedstock oils, which are derived from agricultural commodities such as vegetable oils (soybeans, rapeseed, canola, palm and jatropha) and animal fats. Significant reductions in the harvest of these commodities due to a number of factors, including adverse weather conditions, domestic and foreign government farm programs and policies, and farmer planting decisions as well as changes in global demand and supply could result in increased feedstock oil costs which could increase our costs to produce biodiesel. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
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
     At March 31, 2008, we were exposed to foreign currency risk through our contract for the purchase of wind turbines which commits our company to purchase 22 wind turbines at a fixed price of 10 million RMB each during 2008 and our remaining 30 million RMB potential obligation for a 6.3% equity interest in MingYang.
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future we may enter into interest rate derivatives to change portions of our debt from floating to fixed. At March 31, 2008, we carried approximately $33 million in variable rate debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 2. Risk Factors
     None
Item 3. Unregistered Sales of Equity Securities and Use of Proceeds
     The following information relates to all securities issued or sold by us during the period covered by this report and not registered under the Securities Act of 1933. Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act of 1933 under Section 3(a)(9) of the Securities Act of 1933. There were no underwriters employed in connection with any of the transactions set forth herein.
     On January 18, 2008, we entered into a Note Cancellation Agreement with Robert A. Lorton whereby Mr. Lorton agreed to cancel a Subordinated Promissory Note dated April 13, 2007 in the amount of $1.5 million payable by GreenHunter BioFuels, Inc. in return for 94,399 shares of our Common Stock, $.001 par value per share. The shares were valued at $15.89 per share.
     On January 18, 2008, we also entered into a Note Cancellation Agreement with Charles Rittenberry whereby Mr. Rittenberry agreed to cancel a Subordinated Promissory Note dated April 13, 2007 in the amount of $375,000 payable by GreenHunter BioFuels, Inc. in return for 23,599 shares of our Common Stock, $.001 par value per share. The shares were valued at $15.89 per share.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1*	Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement

10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders

10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.

10.10*	Form of Power Purchase Agreement with Southern California Edison, dated December 21, 2006.

10.11†	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.12**	Subscription and Equity Transfer Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007

10.13**	Master Turbine Supply Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-K, dated March 31, 2008

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: May 14, 2008	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman, and Chief Executive Officer

Date: May 14, 2008	By:	/s/ David S. Krueger
David S. Krueger
Vice President, and Chief Financial Officer