Form 10-Q
period 2008-06-30
GreenHunter Energy, Inc.
filed 2008-08-14
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _________ to ________
Commission File Number 001-33893
GREENHUNTER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4864036

(State or other jurisdiction of incorporation or organization)	(IRS employer identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2008: 19,923,119 shares of Common Stock, par value $0.001 per share.

PART 1 – FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,113,512	$18,750,394
Restricted cash	591,971	—
Accounts receivable	436,038	118,709
Inventory	14,040,013	23,947
Prepaid expenses	2,566,974	513,712

Total current assets	26,748,508	19,406,762

FIXED ASSETS:
Land and improvements	5,394,866	2,868,837
Buildings	3,283,081	3,209,737
Methanol distillation system	2,252,292	2,252,292
Plant and other equipment	10,898,840	11,557,689
Vehicles	298,143	—
Accumulated depreciation	(337,032)	(162,632)
Construction in progress	46,440,752	12,942,109

Net fixed assets	68,230,942	32,668,032

OTHER ASSETS:
Power purchase agreement	1,652,704	2,310,000
Deferred financing costs	4,052,988	2,729,226
Deposits and other noncurrent assets	8,352,168	2,383,265

Total assets	$109,037,310	$59,497,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,111,636	$—
Current portion of notes payable, nonrecourse	6,494,200	166,890
Accounts payable	1,381,458	2,334,926
Accrued liabilities	5,693,051	1,878,637

Total current liabilities	14,680,345	4,380,453

NOTES PAYABLE, net of unamortized discount of $0 and $282,453 respectively	3,116,499	4,750,054
NOTES PAYABLE, nonrecourse	34,124,672	1,502,009
CONVERTIBLE NOTE PAYABLE	3,136,385	3,136,385
10% Series A REDEEMABLE DEBENTURES, net of unamortized discount of $1,603,140 and $0, respectively	19,431,008	7,328,290

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 authorized shares, Series A 8% convertible preferred, $1,000 par value, 12,500 issued and outstanding	12,500,000	12,500,000
Common stock, $.001par value, 90,000,000 authorized shares, 19,897,600 and 19,759,173 issued, respectively	19,898	19,759
Additional paid-in capital	55,600,033	43,771,708
Accumulated deficit	(33,493,676)	(17,891,373)
Unearned common stock in KSOP, at cost (4,200 and 0 shares, respectively)	(77,854)	—

Total stockholders’ equity	34,548,401	38,400,094

Total liabilities and stockholders’ equity	$109,037,310	$59,497,285

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Product sales	$186,375	$554,254	$316,152	$554,254
Terminal revenues	281,733	—	329,733	—

Total revenue	468,108	554,254	645,885	554,254

COSTS AND EXPENSES:
Cost of sales and services	1,038,294	346,936	1,189,799	346,936
Project costs	119,902	93,681	194,234	192,246
Depreciation expense	98,739	40,641	187,146	48,673
General and administrative (including stock compensation expense of $2,422,933, $6,170,984 ,$8,075,291, and $6,170,984, respectively)	5,849,201	6,984,908	13,666,182	7,341,041

Total costs and expenses	7,106,136	7,466,166	15,237,361	7,928,896

OPERATING LOSS	(6,638,028)	(6,911,912)	(14,591,476)	(7,374,642)

OTHER INCOME (EXPENSE):
Interest and other income	180,997	95,930	468,747	108,997
Interest, accretion and other expense	(615,612)	(109,116)	(979,574)	(180,397)

Total other income (expense)	(434,615)	(13,186)	(510,827)	(71,400)

Net loss	(7,072,643)	(6,925,098)	(15,102,303)	(7,446,042)

Dividends on preferred stock	(250,000)	(956,712)	(500,000)	(1,157,671)

Net loss to common stockholders	$(7,322,643)	$(7,881,810)	$(15,602,303)	$(8,603,713)

Weighted average shares outstanding, basic and diluted	19,885,486	17,268,736	19,854,370	16,180,718

Net loss per share	$(0.37)	$(0.46)	$(0.79)	$(0.53)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2007 TO JUNE 30, 2008

			Additional		Unearned
	Preferred	Common	Paid in	Accumulated	Shares in	Total
	Stock	Stock	Capital	Deficit	KSOP	Equity
BALANCE, December 31, 2007	$12,500,000	$19,759	$43,771,708	$(17,891,373)	$—	$38,400,094

Registration fees paid on common shares	—	—	(3,045)	—	—	(3,045)
Issue 117,998 shares for note payable exchange	—	118	1,874,871	—	—	1,874,989
Issue 841,363 warrants on the 10% Series A Secured Redeemable Debentures	—	—	1,677,622	—	—	1,677,622
Issue 13,250 shares pursuant to warrant exercises	—	13	99,362	—	—	99,375
Employer match of 5,512 shares to KSOP	—	6	104,226	—	—	104,232
Loan of 4,200 shares of common stock to KSOP	—	—	—	—	(77,854)	(77,854)
Cash dividends on preferred stock	—	—	—	(500,000)	—	(500,000)
Stock compensation including the issuance of 1,667 shares	—	2	8,075,289	—	—	8,075,291
Net loss	—	—	—	(15,102,303)	—	(15,102,303)

BALANCE, June 30, 2008	$12,500,000	$19,898	$55,600,033	$(33,493,676)	$(77,854)	$34,548,401

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,102,303)	$(7,446,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	187,146	48,673
Noncash stock compensation	8,075,291	6,170,984
Amortization of deferred financing costs	143,427	—
Accretion of discount	85,399	15,993
Gain on sale of assets	(74,677)	—
Changes in certain assets and liabilities, net of acquisition
Accounts receivable	(317,329)	(171,178)
Inventory	(14,016,066)	98,747
Prepaid and other expense	(2,336,743)	(27,675)
Accounts payable and accrued liabilities	2,965,178	490,185

Net cash used in operating activities	(20,390,677)	(820,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	87,517	40,000
Change in restricted cash	(591,971)	—
Additions to fixed assets	(34,947,945)	(11,030,910)
Increase in non-current deposits	(5,325,218)	(110)

Net cash used in investing activities	(40,777,617)	(10,991,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from stock and warrant issuance	99,375	20,000,000
Loan common stock to KSOP	(77,854)	—
Commissions and fees paid on stock issuance	(3,045)	(377,974)
Gross proceeds from redeemable debenture issuance	13,705,858	—
Borrowings under notes payable	47,383,772	—
Repayments of notes payable	(7,363,182)	(80,000)
Payment of buyout obligation	—	(180,000)
Payment of advance from previous affiliate	—	(35,459)
Payment of deferred financing costs	(1,713,512)	(66,498)
Preferred dividends paid in cash	(500,000)	(207,671)

Net cash provided by financing activities	51,531,412	19,052,398

(DECREASE) INCREASE IN CASH	(9,636,882)	7,241,065

CASH, beginning of period	18,750,394	64,786

CASH, end of period	$9,113,512	$7,305,851

Cash paid for interest	$812,521	$21,840

NONCASH TRANSACTIONS:
KSOP company match in stock	$104,233	$—

Warrants issued on debentures	$1,677,622	$—

Notes payable exchanged for stock	$1,874,989	$—

Property acquired for stock	$—	$3,465,000

Property acquired for notes payable, net of discount	$—	$1,639,738

Power purchase agreement acquired for stock	$—	$2,310,000

Noncash preferred dividends	$—	$200,959

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, are unaudited. The December 31, 2007 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2008, and the results of operations for the three and six month periods ended June 30, 2008 and 2007, changes in stockholders’ equity for the six months ended June 30, 2008, and cash flows for the six month periods ended June 30, 2008 and 2007.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2007 Form 10-K. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the operating results that will occur for the full year.
     The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.
Nature of Operations
     Our business plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We intend to become a leading provider of clean energy solutions which will offer residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources. Prior to adopting this business plan during 2007, we were principally involved with development of potential wind farm locations in Montana, New Mexico and California through our wholly-owned subsidiary, GreenHunter Wind Energy, LLC (“Wind Energy”). We were a development stage company and did not have any significant business operations through the second quarter of 2007.
     On April 13, 2007 we acquired Channel Refining Corporation (“CRC”), which we subsequently renamed GreenHunter BioFuels, Inc. (“BioFuels”). CRC conducted specialty chemical manufacturing operations at its plant site located in Houston, Texas. During June 2008, we completed the construction and began start-up operations of a 105 million gallon per year capacity biodiesel refinery on this site which includes terminal operations, product bulk storage, as well as the ability to process contaminated methanol (a chemical used in biodiesel production). We are currently constructing a 200 million gallon per year glycerin refinery at the site to process the glycerin obtained as a by-product of the biodiesel refining process as well as raw glycerin we hope to obtain from third parties. We are currently performing our testing and commissioning of the biodiesel refinery. We generated revenue in 2008 from methanol processing and terminal storage at the Houston site.
     On May 14, 2007, we acquired an inactive 18.5 megawatt (nameplate capacity) bio-mass plant located in Southern California (“Mesquite Lake”). The acquired power plant was one of the first bio-mass plants in the world to utilize cattle manure as a fuel. GreenHunter Mesquite Lake, Inc. was formed for the purpose of operating and owning assets which convert waste material to electricity and began refurbishing this bio-mass plant during July

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
2008. The bio-mass plant will ultimately sell electricity under the provisions of an existing power purchase agreement with a major public utility company based in Southern California.
     Our Wind Energy segment remains in the development stage. We continue to hold existing rights to potential wind energy farm locations in Montana, New Mexico, Texas and California and to operate and gather data produced from wind measurement equipment located on these sites. We have also continued to seek additional potential development sites, particularly those that would be near existing infrastructure or our other renewable energy projects. During May 2008, we purchased rights to participate in a wind project located in Shanghai, Peoples Republic of China. Please see Note 4 – Acquisitions for additional information on our Shanghai project. Also, during July 2008, we purchased the rights to participate in an additional wind project in Wyoming. Please see Note 13 – Subsequent Events for additional information on our new Wyoming project.
Note 2. Recently Issued Accounting Standards
      In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have any impact on the Company’s financial position or results of operations; however, we expanded our disclosures according to the guidance. See Note 6 – Notes Payable.
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
      In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires entities to report non-controlling interests (formerly known as minority interests) as a component of shareholders’ equity on the balance sheet. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adoption on our financial positions and results of operations.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The principal impact on our financials will be to expand our disclosures regarding any derivative instruments we may enter into in the future.
Note 3. Liquidity and Continued Operations
     For the six month period ending June 30, 2008, we raised approximately $13.7 million, before selling expenses, from the sale of redeemable debentures. We also borrowed approximately $39 million (net of working capital line repayments of $7.2 million) under our non-recourse credit facility with a bank to finance construction and working capital needs at our Houston renewable energy campus. While we believe our current resources are adequate to meet our current operating needs through at least 2008, we will continue discussions with other lenders and capital market sources to provide funding for our contemplated capital expenditures and financing needs. Please see Note 6 – Notes Payable for additional information related to our debt.
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

Net Purchase Price Allocation:
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
FOR THE SIX MONTHS ENDED JUNE 30, 2008

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
     On November 8, 2007, we acquired 7.2 megawatts of diesel powered electrical generators with the intention of converting these generators to run on biodiesel fuel and to ultimately build a peaking power plant for sale of power into the electrical grid serving the Houston Ship Channel area. The generators were purchased for approximately $650 thousand and are currently located at our Houston renewable fuels campus.
BioPower
     During May 2007, we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) bio-mass plant located in Brawley, California for cash consideration of approximately $1.4 million. We also acquired the existing power purchase agreement between the former owner of the facility and an electric utility company for 500,000 shares of our common stock which was valued at $4.62 per share, or $2.3 million.
     We entered separately into a five year consulting agreement with the former owner that allows us the right to any deals developed by the consultant over the term of the agreement. The payment terms of this agreement included an initial payment of 300,000 shares of our common stock valued at $4.62 per share, or $1.4 million, which was allocated to the purchase price of the Mesquite Lake plant. We are also obligated under the agreement to make quarterly cash payments of $98 thousand beginning June 30, 2007 which are expensed as incurred. All purchase allocations on Mesquite Lake were finalized during the second quarter of 2008. We began refurbishment of this plant during July 2008.
     We allocated the total consideration of $4.9 million as follows:

Land	$2,526,029
Machinery and Equipment	98,582
Power Purchase Agreement	1,652,704
Permits and Fees	643,685

Total Purchase Price	$4,921,000

Wind Energy
     On November 28, 2007, we entered into two separate definitive agreements with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese company which is a manufacturer of wind turbines. The first agreement was for us to acquire an approximate 6% equity interest in MingYang for 75 million Chinese Yuan (“RMB”), approximately $10 million US. This investment has been approved by the appropriate government authorities to allow for a foreign investment in the Peoples Republic of China and is now pending the contribution of

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
certain assets to Ming Yang. As of June 30, 2008, we had deposited approximately $6.3 million in connection with this investment.
     The second agreement was a master turbine supply agreement executed by Wind Energy and MingYang which allows Wind Energy to potentially purchase more than 900 megawatts in capacity of wind turbines manufactured by MingYang for use in wind projects to be developed between 2008 and 2012 in North America.
     On May 14, 2008, we entered into an agreement to participate in our first wind energy development project (“Haining City Wind”) outside of the United States, which is located south of Shanghai, China. Once fully constructed, the project has the potential to generate up to 300 MW of power and will be developed in partnership with two other parties, Chem-Energy, Inc., a U.S.-based developer and MingYang as the turbine supplier. GreenHunter Wind Energy will manage and control approximately 85% of the ownership equity of this project. We have recently installed two meteorological towers which will begin to obtain the necessary wind speed data prior to further development of the site. The impact of the minority interest in this entity was not material to our financial statements at June 30, 2008.
Note 5. Inventories
     Our finished goods inventory consists of processed methanol, and our raw materials inventory includes contaminated methanol, animal fat, process chemicals and vegetable oil feedstocks to be processed by our Houston facility. Our inventories at June 30, 2008 consisted of the following:

Finished goods	$634,636
Work in process	$610,108
Raw materials	$12,795,269

Total Inventories	$14,010,013

Note 6. Notes Payable
     Notes Payable at June 30, 2008 consisted of the following:

Long-Term Debt:
Note payable due November 31, 2017, 4.4% at June 30, 2008	$3,157,507
Note payable due March 15, 2009, 3.84% at June 30, 2008	1,070,628
Non-recourse construction loan facility, 6.46% at June 30, 2008	32,471,002
Working capital line of credit, 6.46% at June 30, 2008	8,147,871
10% Subordinated convertible note due December 31, 2009	3,136,385
10% Series A Senior Secured Redeemable Debentures	19,431,008

67,414,401
Less current portion	(7,605,836)

Total Long-Term Debt	$59,808,565

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
Notes Payable
     On January 18, 2008, the remaining balance of the notes payable issued in connection with the acquisition of CRC in the face amount of $1.875 million was exchanged for 117,998 shares of our common stock valued at $15.89 per share. This value was determined by averaging the closing prices for the ten day trading period ending on January 18, 2008. Due to our recent listing on the American Stock Exchange, we and the note holders did not believe the closing price on January 18, 2008 represented an accurate fair market value of the stock. Our listing in early January, 2008 caused abnormal volatilities in our trading volume and pricing, so the ten day average was used to reduce the volatility in the price of the stock. We believe that this price reflects a more reasonable estimate of the fair value of our stock at the time of the exchange. Because we did not use the closing quoted price of our stock on the date of the exchange, we moved to a Level II input as defined by SFAS 157. The remaining unamortized discount of $272 thousand on the notes was applied to the purchase price of CRC.
     During May 2008, we financed our annual insurance premiums for our Houston refinery in the amount of $1.2 million. The note bears interest at a fixed rate of approximately 3.84% and is payable in monthly installments through March 15, 2009.
Notes Payable – Nonrecourse
     On December 20, 2007, BioFuels entered into a credit agreement with a bank which provided for a $38.5 million construction/term loan facility and a $5 million working capital facility in connection with our development, construction and operation of a 105 million gallon per year biodiesel refinery, as well as glycerin and methanol, and terminal assets located in Houston, Texas. During the first quarter of 2008, we amended the credit agreement to reduce the construction/term loan portion of the facility to $33.5 million and to increase the working capital portion of the facility up to $10 million. The construction/term loan portion of the facility is for a term of six years and the working capital facility revolves annually upon conversion of the construction loan to a term loan. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options. As of June 30, 2008, we had borrowed $32.5 million under the construction/term loan facility and had borrowed $8.1 million (net of repayments of approximately $7.2 million) under the working capital facility. We were in compliance with the covenants of the credit agreement at June 30, 2008.
Subordinated Convertible Note Payable to Related Party
     On January 1, 2008, the note plus accrued interest on our Convertible Note Payable to Investment Hunter, LLC (a related party — see Note 10) was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10%. Interest is first due on December 31, 2008. As of June 30, 2008, $157 thousand of interest had been accrued in the current year. The note is a general, unsecured obligation of GreenHunter and is subordinate to any and all of our secured loans. The note is convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest previously rolled into the note at the renewal. The notes may be converted at any time by the holder up to the payment due date. The principal balance due on the Convertible Note at June 30, 2008 was $3.1 million.
10% Series A Senior Secured Redeemable Debentures
     Approximately $13.7 million of our 10% Series A Senior Redeemable Debentures (“Debentures”) were issued during the six months ended June 30, 2008. Through June 30, 2008 we have issued approximately $21 million of the Debentures since their inception, resulting in proceeds of approximately $18.9 million net of selling expenses. Sales of the Debentures continued until April 30, 2008, at which point the program was cancelled, and all proceeds were received by June 30, 2008.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
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
8% Series B Senior Secured Redeemable Debentures
     During July, 2008, we announced the offering of an 8% Series B Senior Secured Redeemable Debenture. These notes will have a term of five years and may be exchangeable into shares of GreenHunter Energy, Inc. common stock, at the discretion of GreenHunter. These debentures will be non-recourse to GreenHunter Energy, and will be secured by our GreenHunter Mesquite Lake common stock.
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
     We have issued potentially dilutive instruments in the form of our convertible note payable, 8% Series A preferred stock, common stock warrants and common stock options granted to our employees. The total number of shares underlying our potentially dilutive securities for the three and six month periods ended June 30, 2008 was 14,968,786, and there were 6,582,132 potentially dilutive shares underlying our securities outstanding during the three and six month periods ended June 30, 2007. None of these instruments were included in the calculation of diluted loss per share for the 2007 or 2008 period because to include them would be anti-dilutive.
Note 8. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock, KSOP, and warrants during the periods reflected in our financial statements:

	Preferred	Common
	Stock	Stock	KSOP	Warrants
December 31, 2007	12,500	19,759,173	—	2,807,834

Issue 117,998 shares for note payable exchange	—	117,998	—	—
Employer match of 5,512 shares to KSOP	—	5,512	—	—
Issue 841,363 warrants on the 10% Series A Secured Redeemable Debentures	—	—	—	841,363
Issue 13,250 shares pursuant to warrant exercises	—	13,250	—	(13,250)
Issue 1,667 shares as stock compensation	—	1,667	—	—
Loan 1,200 shares to KSOP	—	—	4,200	—

June 30, 2008	12,500	19,897,600	4,200	3,635,947

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
Preferred Stock
     The parties involved in our March 12, 2007 private placement of preferred stock executed a Registration Rights Agreement. This registration rights agreement calls for us to use our best efforts to file a registration covering the resale of all of the Registrable Securities by October 17, 2008 as noted in the agreement. Failure on our part to timely file a registration statement or a registration statement not being declared effective by the Securities and Exchange Commission within sixty days of the filing will result in liquidated damages payable in cash to any holder of our Registrable Securities equivalent to two percent (2.0%) of the pro-rata portion of the Purchase Price of such Investor’s Registrable Securities included in such Registration Statement at various dates per the agreement. These payments shall be capped at 10% of the total purchase price outstanding in any 12 month period. If we do not comply with terms of this agreement, we may be required to pay liquidated damages of $250 thousand and an additional $250 thousand for each month we do not comply with the terms of this agreement, up to a maximum amount of liquidated damages of $1.25 million. Under FSP EITF 00-19-2, we have determined that the likelihood of payment under this provision is not probable. Accordingly, no registration payment arrangement liability has been recorded as of June 30, 2008.
Common Stock
     During February 2008, we issued 117,998 shares, valued at $15.89 per share, of our common stock in a debt extinguishment transaction that retired the original notes issued in connection with the acquisition of CRC. See Note 6 for further discussions on the transaction.
     We issued 5,512 shares at $18.91 per share of our common stock to the GreenHunter Energy, Inc. 401(k) Employee Stock Ownership Plan (“KSOP”) as a voluntary employer match for the 2007 plan year and issued 1,667 shares at $19.19 per share as an employment inducement grant.
     We issued 13,250 shares of our common stock at $7.50 per share pursuant to the exercise of 13,250 of our outstanding warrants. We received proceeds of $99 thousand.
Warrants
     During the second quarter of 2008, we issued warrants to our 10% Debenture holders (“Debenture Warrants”) after the close of the Debenture program. We issued one Debenture Warrant for each $25 of Debentures purchased through April 30, 2008. These warrants have a three-year term beginning April 30, 2008 and will entitle the holder to purchase one common share of our stock at an exercise price of $25. The Debenture Warrants will be callable by GreenHunter if our common stock trades over $30 per share over a 10-day trading period, beginning two years after issuance. Upon the issuance of these warrants, we recorded a discount on our debentures of $1.7 million which will be amortized to expense over the contractual term of the related debenture. The discount was determined based on the relative fair values of the warrants (as determined by the Black-Scholes options pricing model) and the Debentures.
Treasury Stock
     During June 2008, our Board of Directors authorized an open market share repurchase program which will allow the company to repurchase up to 500,000 shares. No purchases have been made under this program as of June 30, 2008.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
KSOP
     We have established a KSOP and related trust as a long-term benefit for our employees. For the six month period ending June 30, 2008, we loaned the KSOP $78 thousand to purchase 4,200 shares of our common stock on the open market at an average price of $18.54 per share. The loan is interest free and due February 13, 2015. It is secured by 4,200 shares of our common stock.
Note 9. Stock-Based Compensation
     SFAS No. 123R, Share-based Payment, applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we are required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.
     We recognized a total of $8.1 million of share-based compensation expense in our condensed consolidated statement of operations for the six month period ended June 30, 2008 associated with stock options granted through June 30, 2008 including 1,667 shares of common stock we issued at $19.19 per share as an employment inducement grant. There were no options issued or outstanding prior to May 2007. As of June 30, 2008, there was $11.7 million of total unrecognized compensation cost related to the unvested shares associated with these stock option grants which will be recognized over a weighted-average period of 1.82 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon exercise of the stock options.
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method. For the six months ended June 30, 2008, the weighted average values for options issued were as follow:

Number of options issued	3,129,500
Weighted average stock price	$19.11
Weighted average exercise price	$18.53
Weighted average expected life (a)	5.51 years
Weighted average expected volatility (b)	29.5%
Weighted average risk free interest rate	2.9%
Weighted average dividend yield	—
Weighted average fair value of each stock option	$6.62

(a)	As determined by the simplified method under Staff Accounting Bulletin 107. The options have a life of ten years.

(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
     The following is a summary of stock option activity during the period ended June 30, 2008. There were no stock options issued or outstanding prior to May 2007.

	Number	Weighted	Aggregate
	of	average	Intrinsic Value*
	Shares	Exercise Price	($000’s)
Outstanding – Beginning of Year	4,031,500	$5.60	—
Granted	3,129,500	$18.53	—
Exercised	—	—	—
Cancelled	539,000	18.78	—

Outstanding – End of Period	6,622,000	$10.64	$20,009,980

Exercisable – End of Period	3,971,000	$6.64	$27,860,250

*	The Aggregate Intrinsic Value was calculated using the June 30, 2008 stock price of $13.66.
     The following is a summary of stock options outstanding at June 30, 2008:

	Number of	Weighted Average	Number of
	Options	Remaining Contractual	Exercisable
Exercise Price	Outstanding	Life (Years)	Options
$5.00	3,500,000	8.87	3,500,000
$7.50	100,000	9.26	—
$10.00	615,000	9.42	—
$12.00	16,500	9.50	—
$12.50	10,000	9.41	—
$16.70	1,500	9.60	—
$17.76	100,000	9.62	20,000
$18.00	50,000	9.70	—
$18.75	15,000	9.97	—
$18.91	1,769,000	9.62	451,000
$19.75	40,000	9.80	—
$20.02	25,000	9.96	—
$20.64	300,000	9.93	—
$21.88	15,000	9.93	—
$22.75	65,000	9.87	—
Note 10. Related Party Transactions
     At June 30, 2008, we held a subordinated convertible note payable to Investment Hunter, LLC, an entity controlled and owned by Gary C. Evans, our Chairman, President and CEO. The balance due on this note at June 30, 2008 was $3.1 million. See Note 6 for additional information on this convertible note.
     During the periods ending June 30, 2008 and 2007, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $172 thousand and $32 thousand for 2008 and 2007, respectively.
     During July 2008, the Southern Ute Growth Fund, a significant shareholder of GreenHunter, posted an irrevocable standby letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. Please see Note 13 – Subsequent Events for additional information on this letter of credit.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
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
     Our BioFuels segment began producing biodiesel, methanol and glycerin beginning in July 2008 at our renewable fuels campus located in Houston, Texas. During June, 2008, we completed building a 105 million gallon per year biodiesel refinery on this site which contains terminal operations and 550 thousand barrels of product storage as well as the ability to process up to 45 thousand barrels per month of contaminated methanol. We also plan to complete construction at this campus on a 200 million pound per year glycerin refinery and an additional 150 thousand barrels of product storage later in 2008. We had revenues from methanol processing and terminal storage during the first six months of 2008. Until July 2007, this segment continued the activities of its predecessor, CRC, and had revenues and costs associated with specialty chemical and waste oil operations. We commenced the processing of contaminated methanol in September of 2007.
     Our Wind Energy segment is currently in the development stage.  We have six wind projects that we are developing in Montana, California, Texas, and New Mexico, and we are also participating in wind projects in Shanghai and Wyoming.  All of these projects are currently in various stages of environmental impact studies, meteorological evaluations, permit requests and various other regulatory approvals and processes.
     Our BioPower segment is also currently in the development stage. We have purchased an inactive 18.5 megawatt (nameplate capacity) biomass power plant located in California which we began refurbishing during July, 2008. Our BioPower segment will produce energy from organic matter available at or near the plant site. Additionally, the company has acquired a power sales agreement to provide electrical power generated from the plant to a utility located in Southern California.
     The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2007. There are no intersegment revenues or expenses.
          Segment data for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	For the Three Months Ended June 30, 2008
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$468,108	$468,108
Total Operating Costs	—	—	119,902	1,038,294	1,158,196
Depreciation expense	42,813	—	10,942	44,984	98,739
General and administrative	4,198,603	183,763	301,212	1,165,623	5,849,201

Operating income (loss)	(4,241,416)	(183,763)	(432,056)	(1,780,793)	(6,638,028)
Other income and expense	(522,613)	—	(3,727)	91,725	(434,615)

Net Income (Loss)	$(4,764,029)	$(183,763)	$(435,783)	$(1,689,068)	$(7,072,643)

Total Assets	$23,817,787	$7,336,027	$703,740	$77,179,756	$109,037,310
Capital Expenditures	$99,440	$1,206,003	$121,631	$20,244,321	$21,671,394

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	For the Three Months Ended June 30, 2007
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$554,254	$554,254
Total Operating Costs	—	—	93,681	346,936	440,617
Depreciation expense	600	—	8,032	32,010	40,642
General and administrative	6,731,282	—	27,991	225,634	6,984,907

Operating loss	(6,731,882)	—	(129,704)	(50,326)	(6,911,912)
Other income and expense	(14,694)	—	—	1,508	(13,186)

Net Loss	$(6,746,576)	$—	$(129,704)	$(48,818)	$(6,925,098)

Total Assets	$7,364,733	$5,131,608	$605,073	$13,938,414	$27,039,828
Capital Expenditures	$1,236	$1,426,566	$—	$9,595,711	$11,023,513

	For the Six Months Ended June 30, 2008
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$645,885	$645,885
Total Operating Costs	—	—	194,234	1,189,799	1,384,033
Depreciation expense	80,961	—	20,506	85,679	187,146
General and administrative	10,958,663	307,550	554,625	1,845,344	13,666,182

Operating income (loss)	(11,039,624)	(307,550)	(769,365)	(2,474,937)	(14,591,476)
Other income and expense	(650,669)	—	(2,840)	142,682	(510,827)

Net Income (Loss)	$(11,690,293)	$(307,550)	$(772,205)	$(2,332,255)	$(15,102,303)

Total Assets	$23,817,787	$7,336,027	$703,740	$77,179,756	$109,037,310
Capital Expenditures	$463,713	$1,214,448	$160,764	$33,109,021	$34,947,945

	For the Six Months Ended June 30, 2007
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$554,254	$554,254
Total Operating Costs	—	—	192,246	346,936	539,182
Depreciation expense	600	—	16,064	32,010	48,674
General and administrative	6,908,771	—	206,635	225,634	7,341,040

Operating loss	(6,909,371)	—	(414,945)	(50,326)	(7,374,642)
Other income and expense	(72,908)	—	—	1,508	(71,400)

Net Loss	$(6,982,279)	$—	$(414,945)	$(48,818)	$(7,446,042)

Total Assets	$7,364,733	$5,131,608	$605,073	$13,938,414	$27,039,828
Capital Expenditures	$8,633	$1,426,566	$—	$9,595,711	$11,030,910
Note 12. Commitments and Contingencies
     On June 16, 2008, Orion Ethanol, Inc (“Orion”), brought suit against GreenHunter Energy, Inc., GreenHunter BioFuels, Inc., Gary C. Evans, et al, (“Defendants”), in the United States District Court for the District of Kansas. Orion brought suit against the defendants alleging that GreenHunter Energy and GreenHunter BioFuels entered into a conspiracy with the other defendants to weaken Orion, acquire or divert its assets and opportunities and ultimately gain control and ownership of Orion. Specifically, Orion alleges that GreenHunter Energy and GreenHunter

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
BioFuels tortiously interfered with Orion’s opportunities and expectancies in acquiring certain assets and interfered with Orion’s ability to complete financing with a banking institution. The lawsuit also alleges claims against Mr. Evans, a former officer and director of Orion, for conflicts of interest and breaches of fiduciary duties in connection with his actions as such an officer and director.
     Defendants have been served with this lawsuit and we have filed our initial response with the court. Defendants vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit.
Note 13. Subsequent Events
     During July 2008, we announced the acquisition of a wind development project in southeastern Wyoming (“Wheatland Wind”). Our ownership interest will increase over time pursuant to a series of development milestones of the project. Assuming all milestones are met, we will ultimately own 65% of the project, and the Southern Ute Growth Fund, a significant shareholder of GreenHunter, will own the remaining 35% of the project. Wheatland Wind will be located on more than 20,000 acres of federal land (BLM) located near the town of Wheatland, Wyoming and has the potential to be up to 600 MW in size. The Southern Ute Growth Fund earned the right to participate in this project by posting an irrevocable standby letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. This letter of credit will secure capacity on a new transmission line that will be built to wheel electricity related to this project.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
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
  Overview
     Prior to April 13, 2007, we were a start-up company in the development stage pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We currently have ongoing business initiatives at GreenHunter Energy, Inc. (“GreenHunter”) in wind through GreenHunter Wind Energy, LLC (“Wind Energy”), biodiesel and methanol through GreenHunter BioFuels, Inc. (“BioFuels”) and biomass through GreenHunter Mesquite Lake, Inc. We intend to become a leading provider of clean energy products.
     We believe that our ability to successfully compete in the renewable energy industry depends on many factors, including the location and low cost construction of our planned facilities, development of strategic relationships, achievement of our anticipated low cost production model, vertical integration of our various businesses, and recruitment of experienced management.
BioFuels
     On April 13, 2007, we purchased 100% of the outstanding stock of Channel Refining Corporation (“CRC”) which we subsequently renamed GreenHunter BioFuels, Inc. CRC was a specialty chemical and waste oil manufacturer with facilities located in Houston, Texas. CRC’s operations principally consisted of producing petroleum diesel and naphtha from contaminated sources of trans-mix or other petroleum based products. Our interest in CRC was not for its existing operations, but was for the existing location for a biodiesel manufacturing, storage and terminal operation located along the Houston Ship Channel, which would allow for multiple land and water based transportation options and the possibility of sourcing raw material from worldwide supplies. The specialty chemical and waste oil operation previously based on trans-mix raw material was continued through July 2007, and processing of contaminated methanol commenced in September 2007.
     During the second quarter, we completed building a 105 million gallon per year capacity biodiesel refinery on this site which also includes terminal operations and 550 thousand barrels of product storage, as well as the ability to process up to 45,000 barrels per month of contaminated methanol (a chemical used in biodiesel production.) We are currently constructing an additional 150 thousand barrels of product storage and a 200 million pound per year capacity glycerin (a byproduct of biodiesel manufacturing) refinery on site. We began commercial production of biodiesel during July 2008. We expect the glycerin refinery to be completed and operational during the third quarter of 2008, and we expect the remainder of our product storage to be completed by the end of 2008. Any future profits will depend on the successful completion and start-up of the refinery as well as on feedstock costs, the price of diesel fuel, and the continuation of tax credits.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     Also related to our BioFuels business segment, we are actively pursuing direct investments in feedstock sources for our biodiesel refinery, including but not limited to various ventures in jatropha nurseries and plantations as well as soybean farms.
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
BioPower
     In May 2007, we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in Brawley, California, which we began refurbishing during July 2008. During the same time period, we also acquired a power purchase agreement with a major southern California utility to take the full electric production output capacity of the Mesquite Lake when operational. We expect to commence electric power generation during either the fourth quarter of 2008 or the first quarter of 2009. The plant will initially operate solely on manure-based fuels, but it will ultimately operate on a combination of wood, manure and agricultural-based fuels.
Wind Energy
     Until April 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to potential wind energy farm locations in Montana, New Mexico, California and Texas, and continue to operate and gather data produced from wind measurement equipment located on certain of these sites. We also continue to seek additional potential development sites, particularly those that would be near existing power transmission lines or our other renewable energy projects. The nature of these wind energy projects necessitates a longer term outlook than our other projects before they become operational, if ever. We expect to commence construction on two of our Montana wind farms in early 2009, which would involve construction of two ten megawatt wind farms. We expect one of these wind farms to become operational by the second quarter of 2009. Power would be sold into either the merchant market or under a special tariff for projects of this size.
     We recently entered into two additional wind development projects. On May 14, 2008, we entered into an agreement to participate in our first wind energy development project (“Haining City Wind”) outside of the United States, which is located south of Shanghai, Peoples Republic of China. Once fully constructed, the project has the potential to generate up to 300 MW of power and will be developed in partnership with two other parties, Chem-Energy, Inc., a U.S.-based developer and MingYang, who will supply the wind turbines. GreenHunter Wind Energy will manage and control approximately 85% of the ownership equity of this project. We have recently installed two meteorological towers which will obtain the necessary wind speed data prior to further development of the site.
     During July 2008, we announced the acquisition of a wind development project in southeastern Wyoming (“Wheatland Wind”). Our ownership interest will increase over time pursuant to a series of development milestones of the project. Assuming all milestones are met, we will ultimately own 65% of the project, and the Southern Ute Growth Fund, a significant shareholder of GreenHunter, will own the remaining 35% of this project. Wheatland Wind will be located on more than 20,000 acres of federal land (BLM) located near the town of Wheatland, Wyoming and has the potential to be up to 600 MW in size. The Southern Ute Growth Fund earned the right to participate in this project by posting an irrevocable standby letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. This letter of credit will secure capacity on a new transmission line for electricity related to this project.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     We have also taken steps to address one of the biggest challenges facing wind energy companies, which is the limited availability of wind turbines. To address this challenge, on November 28, 2007, we entered into a master wind turbine supply agreement with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese Company. This agreement provides that MingYang will supply twenty-two 1.5 megawatt (MW) capacity wind turbines to the Company in 2008 at a price of ten million Chinese RMB each (approximately $1.46 million per turbine at the exchange rate in effect at June 30, 2008). Due to certain conditions that must be met by the supplier under the contract, approximately twenty of these wind turbines will most likely be extended into 2009. The agreement also provides for the preference to purchase any size of wind turbines supplied by MingYang for use on our wind farm projects in North America through December 31, 2012. The total capacity of wind turbines that could be purchased under this agreement could potentially be more than 900 MW through 2012. We are also seeking additional supply agreements with other domestic and foreign manufacturers.
     We have entered into an additional agreement with MingYang on November 28, 2007 to allow us to invest 75 million RMB (approximately $10.9 million at the exchange rate in effect at June 30, 2008) for an approximate 6% equity interest in MingYang. This investment has been approved by the government of the Peoples Republic of China and is waiting for certain other conditions to be met before it is final. We have deposited a total of $6.3 million, and it is anticipated that the remainder of our investment will be made during the second half of 2008 after all further conditions are met. We believe this investment will further our goal of developing renewable energy sources on a worldwide basis.
  Results of Operations
  Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007:
     Since we acquired 100% of the common stock of CRC on April 13, 2007, our operating results in the three month period in 2007 only reflect approximately 2.5 months of operating results from CRC.
     Biofuels Revenues and Operating Costs
     For the period ended June 30, 2008, we had revenues from methanol sales of approximately $169 thousand, animal fat sales of $18 thousand, terminal logistic services revenues of $153 thousand, and terminal leasing revenues of $129 thousand. During 2007, we had revenues from fuel oil sales of $554 thousand. The 2007 revenues were derived from the specialty chemical and fuel oil operations of CRC which were continued for only a short period after our acquisition of CRC.
     We had material, freight and direct operating costs of approximately $1 million. The largest component of these costs was associated with freight charges of approximately $485 thousand. We arranged for the short-term lease of a barge beginning March 15, 2008 to transport goods in and out of our Houston facility; these expenses represent both idle time for the barge as well as costs for barge time spent moving product out of our facility for our terminal operations. We also had costs of methanol and animal fat sales of $122 thousand, materials used in plant start-up of $213 thousand, and operating expenses of $219 thousand. Our operating costs consist primarily of utilities and supplies to prepare our Houston plant for commercial operations.
     Wind Energy Operating Costs
     We incurred project costs associated with our wind energy projects of approximately $120 thousand in the 2008 period compared to approximately $94 thousand in the 2007 period. Our costs increased slightly as we identified new lease opportunities in Texas and China. Project costs primarily consist of land lease costs and engineering studies.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     Depreciation Expense
     Depreciation expense was approximately $99 thousand during the 2008 period versus approximately $41 thousand during the 2007 period, due primarily to the operation of the methanol processing equipment at BioFuels and the increase in buildings and corporate equipment at the corporate level. We did not record any depreciation on the adjustment to fair value of equipment and infrastructure of approximately $8.5 million recorded pursuant to the CRC acquisition as these costs are included with the biodiesel plant under construction. Depreciation will not be recorded on the plant until commercial production commences which is expected during the third quarter of 2008.
     General and Administrative Expense
     General and administrative (“G&A”) expense was approximately $5.8 million during the 2008 period versus approximately $7 million during the 2007 period.
     Our unallocated corporate G&A expenses were $4.2 million and $6.7 million during the 2008 and 2007 periods, respectively. The largest component of G&A expense for both periods was stock compensation of $2.4 million for 2008 and $6.2 million for 2007, respectively. The 2007 stock compensation was primarily related to initial officer grants which vested immediately, while the 2008 expense consists of multiple employee incentive grants which generally vest over three years. Approximately $4.2 million of this stock compensation expense is related to unvested performance grants which we estimate will ultimately vest due to certain performance metrics being achieved. In the event that we determine that these metrics are not likely to be met, we will reverse any associated stock compensation expense. Other personnel-related costs for 2008 were $715 thousand and included the hiring of additional executive and other management staff to manage the increased scope of operations in 2008. We also had state and local taxes of $129 thousand and office-related costs of $187 thousand during the 2008 period. Professional fees were $749 thousand as we incurred legal, accounting, director and consulting fees associated with becoming a publicly-traded company as well as increasing the scope of our operations during 2008.
     Wind Energy incurred approximately $301 thousand of G&A expense in the 2008 period as compared to approximately $28 thousand in the 2007 period. The largest component of our 2008 expense is personnel-related due to the increased scope of our operations as we added project developers and established new offices in Texas and Minnesota related to our wind projects.
     BioFuels incurred approximately $1.2 million of G&A expense in the 2008 period versus $226 thousand in the 2007 period. Approximately $657 thousand of BioFuel’s 2008 G&A expense is personnel-related due to additions in the supply, marketing, logistics and administrative areas of our Houston campus. The remainder of the G&A expenses relate to legal fees, governmental initiatives, and marketing costs related to the start of our plant operations.
     BioPower incurred approximately $184 thousand of G&A expense due to operations versus none in the 2007 period. BioPower’s expense is related to consulting and other administrative expense incurred prior to beginning refurbishment of our Mesquite Lake California biomass plant.
     We expect to continue to hire additional employees both on an operating related level as well as management and administrative staff as our projects come online. We also expect future office and related costs will continue to grow as we expand operations, and we expect professional fees and various other administrative costs will increase due to the public registration of our common stock and related reporting requirements.
     Operating Loss
     Our operating loss was approximately $6.6 million in the 2008 period versus a loss of approximately $6.9 million in the 2007 period, due principally to increases in costs of goods and services as our BioFuels plant is beginning operations which was offset by the decrease in stock compensation.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     Our Wind Energy segment generated an operating loss of approximately $432 thousand during 2008 as compared to an operating loss of approximately $130 thousand during 2007 due to an increase in general and administrative expense as we added personnel in order to expand our portfolio of potential wind projects.
     Our BioFuels segment generated operating losses of $1.8 million and $50 thousand during the second quarters of 2008 and 2007, respectively. The large increase in loss was due to the addition of personnel, initial operating costs and professional fees related to the construction and start-up operations of our Houston biodiesel refinery.
     Our BioPower segment generated an operating loss of approximately $184 thousand during the 2008 period versus none during the 2007 period, as this segment began operations after the second quarter of 2007.
     Our unallocated corporate operating losses were approximately $4.2 million during the 2008 period versus approximately $6.7 million during the 2007 period as general and administrative expenses decreased as a result of lower stock-based compensation.
     Other Income and Expense
     Interest income was approximately $181 thousand in the 2008 period versus approximately $96 thousand in the 2007 period due to interest which was earned on higher resulting cash balances as a result of the issuances of debt and common and preferred stock during 2007 and 2008. Interest and other expense was approximately $616 thousand in the 2008 period versus approximately $109 thousand in the 2007 period due to the increase in debt from the issuance of debentures and from the increase in non-recourse and other debt to purchase and fund the construction of our renewable fuels campus and the purchase of our corporate headquarters.
     Net Loss
     We realized a net loss of approximately $7.1 million during the second quarter of 2008 compared to $6.9 million during the 2007 period. While our operating and material and freight costs increased during the 2008 period, these were offset by decreases in our general and administrative costs due to lower stock compensation. Interest expense increased $507 thousand between the two periods, primarily due to our credit facility and Series B Debentures which were entered into during the fourth quarter of 2007.
     Preferred Dividends and Net Loss to Common Shareholders
     Dividends on our preferred stock were $250 thousand in the 2008 period versus approximately $957 thousand in the 2007 period. The decrease was due to the issuance of common stock warrants related to the preferred stock in three tranches during March through May of 2007. The issuance of these warrants was accounted for as an additional dividend during 2007.
     Our net loss to common stockholders was approximately $7.3 million in the 2008 period versus approximately $7.9 million in the 2007 period, primarily due to higher dividends during the 2007 period as a result of dividends issued on our Series A 8% Preferred Stock. Our net loss per share decreased to $0.37 in the 2008 period, down from $0.46 in the 2007 period.
 Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007:
     Since we acquired 100% of the common stock of CRC on April 13, 2007, our operating results in the six month period in 2007 only reflect approximately 2.5 months of operating results from CRC.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     Biofuels Revenues and Operating Costs
     For the first six months of 2008, we had revenues from methanol sales of approximately $298 thousand, animal fat sales of $18 thousand, terminal logistic services revenues of $153 thousand, and terminal leasing revenues of $177 thousand. During 2007, we had revenues from fuel oil sales of $554 thousand. The 2007 revenues were derived from the specialty chemical and fuel oil operations of CRC which were continued for only a short period after our acquisition of CRC.
     We had material, freight and direct operating costs of approximately $1.2 million. The largest component of these costs was associated with freight charges of approximately $553 thousand. We arranged for the short-term lease of several barges beginning March 15, 2008 to transport goods in and out of our Houston facility; these expenses represent both idle time for the barges as well as costs for barge time spent moving product out of our facility for our terminal operations. We also had costs of methanol and animal fat sales of $166 thousand, materials used in plant start-up of $213 thousand and operating expenses of $258 thousand. Our operating costs consist primarily of utilities and supplies to prepare our Houston plant for commercial operations. The freight and operating costs during the prior year period again related to the specialty chemical and fuel oil operations which continued at the plant until July 2007.
     Wind Energy Operating Costs
     We incurred project costs associated with our wind energy projects of approximately $194 thousand in the 2008 period compared to approximately $192 thousand in the 2007 period. The slight increase was due to the lease and acquisition of additional wind data on the existing and new Montana, New Mexico, Texas, China and California wind projects.
     Depreciation Expense
     Depreciation expense was approximately $187 thousand during the 2008 period versus approximately $49 thousand during the 2007 period, due primarily to the depreciation related to the operation of the methanol processing equipment at BioFuels and the increase in buildings and corporate equipment at the corporate level as our operations have grown. We did not record any depreciation on the adjustment to fair value of equipment and infrastructure of approximately $8.5 million recorded pursuant to the CRC acquisition as these costs are included with the biodiesel plant under construction. Depreciation will not be recorded on the plant until commercial production commences, which is expected during the third quarter of 2008.
     General and Administrative Expense
     General and administrative expense was approximately $13.7 million during the 2008 period versus approximately $7.3 million during the 2007 period.
     Our unallocated corporate G&A expenses were $11.0 million and $6.9 million during the 2008 and 2007 periods, respectively. The largest component of general and administrative expense for both periods was stock compensation of $8.1 million for 2008 and $6.2 million for 2007, respectively. The 2007 stock compensation was primarily related to initial officer grants which vested immediately, while the 2008 expense consists of multiple employee incentive grants which generally vest over three years. Approximately $1.8 million of this stock compensation expense is related to unvested performance grants which we estimate will ultimately vest due to certain performance metrics being achieved. In the event that we determine that these metrics are not likely to be met, we will reverse any associated stock compensation expense. Other personnel-related costs for 2008 were $1.2 million and included the hiring of additional executive and other management staff to manage the increased scope of operations in 2008. We also had state and local taxes of $144 thousand and office-related costs of $298 thousand during the 2008 period. Professional fees were $1.3 million as we incurred legal, accounting, director and consulting fees associated with becoming a publicly-traded company as well as increasing the scope of our operations during 2008.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     Wind Energy incurred approximately $555 thousand of G&A expenses in the 2008 period as compared to approximately $207 thousand in the 2007 period. The largest component of our 2008 expense was personnel-related due to the increased scope of our operations as we added project developers and established new offices in Texas and Minnesota related to wind projects.
     BioFuels incurred approximately $1.8 million of G&A expenses in the 2008 period versus $226 thousand in the 2007 period. Approximately $1.1 million of BioFuel’s 2008 G&A expense is personnel-related due to additions in the supply, marketing, logistics and administrative areas of our Houston renewable fuels campus. The remainder of the general and administrative expenses relates to legal fees, governmental initiatives, and marketing costs related to the start of our plant operations.
     BioPower incurred approximately $308 thousand of G&A expense due to operations versus none in the 2007 period. BioPower’s expense is related to consulting and other administrative expense incurred prior to beginning refurbishment of our California biomass plant.
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
     Operating Loss
     Our operating loss was approximately $14.6 million in the 2008 period versus a loss of approximately $7.4 million in the 2007 period, due principally to the increase in both operating costs and general and administrative expense.
     Our Wind Energy segment generated an operating loss of approximately $769 thousand during 2008 as compared to an operating loss of approximately $415 thousand during 2007 due to an increase in general and administrative expense as we added personnel in order to expand our portfolio of potential wind projects.
     Our BioFuels segment generated an operating loss of approximately $2.5 million during the 2008 period as compared to a loss of approximately $50 thousand for the 2007 period. This was due to the fact that this segment was acquired during the second quarter of 2007 as well as to increased operating and general and administrative costs related to the construction and initial operations at our Houston campus.
     Our BioPower segment generated an operating loss of approximately $308 thousand during the 2008 period versus none during the 2007 period, as this segment began operations after the second quarter of 2007.
     Our unallocated corporate operating losses were approximately $11 million during the 2008 period, which included $8.1 million of stock compensation expense, versus approximately $6.9 million in the 2007 period as general and administrative expenses increased due to continuing increases in our personnel and operating activities.
     Other Income and Expense
     Interest income was approximately $469 thousand in the 2008 period versus approximately $109 thousand in the 2007 period due to interest which was earned on higher resulting cash balances as a result of the issuances of debt and common and preferred stock during 2007 and 2008. Interest and other expense was approximately $980 thousand in the 2008 period versus approximately $180 thousand in the 2007 period due to the increase in debt from the issuance of debentures and from the increase in non-recourse and other debt to purchase and fund the construction of our renewable fuels campus and the purchase of our corporate headquarters.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     Net Loss
     We realized a net loss of approximately $15.1 million in the 2008 period compared to a net loss of approximately $7.4 million during the 2007 period due to the increases in our operating loss and interest expense which were partially offset by the increase in interest income in the current period.
     Preferred Dividends and Net Loss to Common Shareholders
     Dividends on our preferred stock were $500 thousand in the 2008 period versus approximately $1.2 million in the 2007 period. The decrease was due to the issuance of common stock warrants related to the preferred stock in three tranches during March through May of 2007. The issuance of these warrants was accounted for as an additional dividend during 2007.
     Our net loss to common stockholders was approximately $15.6 million in the 2008 period versus approximately $8.6 million in the 2007 period, primarily due to increases in operating costs due to our increased scope of operations as well as higher dividends during the 2007 period as a result of dividends issued on our Series A 8% Preferred Stock. Our net loss per share increased to $0.79 in the 2008 period, up from $0.53 in the 2007 period.
   Liquidity and Capital Resources
Cash Flow and Working Capital
     As of June 30, 2008, we had cash and cash equivalents of approximately $9.1 million and additional cash restricted for use in construction of our renewable fuels campus in Houston of approximately $592 thousand, and our working capital at June 30, 2008 was approximately $12.1 million. This compares to cash and cash equivalents of approximately $18.8 million and working capital of approximately $15 million at December 31, 2007. The changes in cash and working capital were due to the operating, investing and financing activities described below.
Operating Activities
     Our operating activities used cash of approximately $20.4 million during the first six months of 2008. Cash-adjusted operating losses used approximately $6.7 million as we hired executive, management, marketing, logistics and project development staff as we expanded our scope of operations and paid professional fees related to becoming a publicly-traded company. We also used approximately $14 million to secure feedstock inventory for our Houston renewable fuels campus.
Investing Activities
     We used approximately $40.8 million for investing activities during the six months ended June 30, 2008. We used approximately $33.1 million for capital expenditures at our Houston BioFuels campus, $464 thousand for equipment at our corporate headquarters, $1.2 million for capital expenditures related to our BioMass campus and approximately $161 thousand for equipment related to our Wind Energy projects. We also deposited $5.3 million related to our pending MingYang investment. Please see our Capital Expenditures Forecast section below for additional information relating to our capital spending.
Financing Activities
     Convertible Debt
     On January 1, 2008, our existing convertible note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10% due on December 31, 2008. The note is convertible at the option of the holder into our common stock

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for $285 thousand of accrued interest rolled into the note at a later date. The note may be converted by the holder at any time up to payment.
     10% Series A Senior Secured Redeemable Debentures
     We issued approximately $13.7 million of these Debentures during the first six months of 2008, receiving proceeds of approximately $12.3 million net of selling costs. We continued the sale of these Debentures through April 2008, at which time we cancelled the program.
     Nonrecourse Term Loan and Working Capital Loan
     On March 7, 2008, we amended our credit agreement with a bank which provides a term loan facility and a working capital facility in connection with BioFuel’s development, construction and operation of our renewable energy campus located in Houston, Texas. The term loan portion of the facility was reduced by $5 million and the working capital portion was increased by $5 million to allow for more flexibility in feedstock procurement, resulting in a term loan facility of $33.5 million and a working capital facility of $10 million after amendment.
     As of June 30, 2008, loan balances were approximately $32.5 million under the term loan facility and $8.1 million under the working capital facility. Borrowings in the first six months of 2008 under the term loan facility were approximately $30.8 million. Borrowings under the working capital facility for the first six months of 2008 were approximately $15.4 million, and repayments under the working capital facility were $7.2 million. The cash received under these borrowings is kept in depository accounts under control of the bank and is restricted in use to pay for construction and other costs approved by the bank. Since borrowing under the term loan facility is only allowed once each month under terms of the credit facility, we must borrow in advance of each month’s expected expenditures in order to be able to make timely payments. The balance in the restricted cash accounts at June 30, 2008 was approximately $592 thousand.
     Prospective Sources of Bank Financing and Other Capital Resources
     We are currently seeking a $75 million asset-backed working capital financing loan facility for the purchase of feedstock and chemicals to be used in our Houston biodiesel, methanol, and glycerin refineries, which would allow for the purchase of raw material feedstock and chemicals sufficient to produce biodiesel (“B100”) and refined technical grade glycerin at the refineries’ rated capacity, plus allow for the purchase of a limited amount of petroleum diesel to blend into 20% biodiesel and 80% petroleum diesel (“B20”) and lower blends of biodiesel for sale into the domestic markets. Currently most of the B100 production is expected to be sold into the world market, particularly the European markets. We are also entering into agreements under which we will perform toll processing of customer’s biodiesel at our Houston facility at “cost plus” terms. In these types of arrangements, we would not be responsible for supplying the feedstock to the process but would recover our processing costs and charge the customer a profit margin on each gallon of the customer’s feedstock that is produced by the refinery.
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

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
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
     Debenture Warrants Issued to Debenture Holders
     During March 2008, we agreed to issue warrants to all Debenture holders (“Debenture Warrants”). During the second quarter of 2008, we issued 841,363 Debenture Warrants to Debenture Holders who purchased through April 30, 2008. The Debenture Warrants have a three-year term beginning April 30, 2008 and entitle the holder to purchase one common share of our stock at an exercise price of $25. The Debenture Warrants will be callable by GreenHunter if our common stock trades above $30 per share over a 10-day trading period beginning two years after issuance. Upon the issuance of these warrants, we recorded a discount on our debentures of $1.7 million which will be amortized to expense over the contractual term of the related debenture. The discount was determined based on the relative fair values of the warrants (as determined by the Black-Scholes options pricing model) and the Debentures.
Capital Requirements
     Capital Expenditures Forecast
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
     BioFuels
     The total budgeted capital expenditures for BioFuels for 2008 is $65 million. Management estimates that the total construction costs of our Houston renewable energy campus will be approximately $56 million, consisting of $31 million for the biodiesel, methanol and glycerin refineries and $25 million for the terminal facility. Once in operation, we will require additional financing to cover our anticipated working capital needs to operate the refineries, including carrying costs on inventories of up to $100 million. The exact amount of our working capital requirement is unknown at this time and will be dependent on a number of factors, including the percentage of petroleum diesel to be blended with biodiesel and sold in domestic markets and the purchase and sales contract terms we are able to negotiate. We also intend to expand the material handling capacity of the Houston campus by constructing a pipeline from our facility to a deep water terminal on the Houston Ship Channel and to construct additional storage facilities on land to be leased at that site. We estimate the construction cost of the pipeline and up to one million barrels of additional storage equipment to be approximately $57 million, with approximately $16 million to be spent in 2008 and the remainder in 2009. We also have budgeted for the potential acquisition of additional real estate in the immediate area to our Houston campus to be used for expansion of production, blending, and distribution facilities.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     BioPower
     BioPower has budgeted $6 million in capital expenditures in 2008, including refurbishment costs of $5.5 million for the Mesquite Lake biomass facility located in Brawley, California and $500 thousand for conversion and installation of the biodiesel co-gen project at BioFuels’ Houston campus.
     Wind Energy and MingYang Investment
     Wind Energy has budgeted $90 million in 2008 for construction of one or more wind farm projects located in Montana and for the purchase of wind turbines. We have also budgeted to invest approximately $10 million for an approximate 6% equity interest in MingYang, of which approximately $7 million has been deposited through June 30, 2008.
Risks and Uncertainties that May Affect our Financial Condition
     The execution of our business plan is contingent upon our ability to obtain the requisite capital to design, construct and commence operation of the BioFuels, BioPower, and Wind Energy facilities, to fund our equity interest in MingYang, and to fund our general and administrative expenses, financing costs and preferred dividend payments until these operations become profitable.
     The assumptions in our business plan have not been tested as we have not yet begun commercial production at any of our facilities except for methanol processing at our Houston location in September 2007. As a result, we have based our business plan on agreements that are not yet operational as well as on proposals that have not yet been finalized or implemented. Definitive versions of such agreements, documents, plans, or proposals may never be finalized or, when finalized, may contain terms or conditions that vary significantly from our assumptions or may not prove to be profitable or may otherwise not perform in accordance with our assumptions.
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
     Additionally, our financial condition may be adversely impacted by delays in the completion of our production facilities. We have developed an ambitious timetable for completion of the financing, regulatory, design and engineering, and construction phases of our production facilities which is dependent upon the following factors: (i) how quickly we can obtain debt and equity-based capital required for the financing and construction of our production facilities; (ii) weather and seasonal factors that generally affect construction projects and (iii) construction delays or other events beyond our control. If it takes longer than we anticipate to complete the financing, obtain necessary permits, build the proposed production facilities or achieve commercial operations at the any of our proposed facilities, our costs of capital could increase. We could also be forced to seek additional sources of capital and would lose the additional revenues related to the products to be produced at the facilities, each of which could harm our business and make it more difficult to service our debt obligations.
     In our BioFuels business, we face additional uncertainty as to the cost and availability of feedstock and chemicals to produce biodiesel and glycerin as well as in the demand for and price of these products. Our ability to produce biodiesel profitably also depends on the continued availability of the $1 per gallon federal tax credit for blenders of biodiesel. This tax credit is currently scheduled to expire on December 31, 2008 and is presently being considered for extension until December 31, 2010 by the United States government. The government might also restrict the availability of this credit in a manner that might interfere with our plans to obtain feedstocks worldwide or in our plans to market our biodiesel production worldwide.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
     We have designed our biodiesel refinery to be able to process the widest variety of vegetable oils and animal fats. We also have located our refinery along the Houston Ship Channel to take advantage of worldwide supplies of these feedstocks. However, this does not guarantee that we will be able to obtain these supplies at a price adequate to return a profit to our business. Worldwide demand for food-based feed stocks such as vegetable oil and animal fats has recently inflated prices for these feedstocks such that many biodiesel producers have been forced to suspend operations. Our success will depend in the short term on our availability to seek out and obtain feedstocks from worldwide sources at adequate prices and blend these feedstocks to achieve a weighted average cost sufficient to operate profitably. In the long-term, our success will depend on stabilization of these feedstock supplies and prices and in finding other non-food based feedstocks, such as jatropha oil and algae based oils. Stability in our cost structure might also depend on our ability to virtually integrate some or all of our own feedstock sources, such as growing and processing our own supplies.
     We face an uncertain market demand for our biodiesel products. Currently, the most robust market exists in Europe, which has embraced the use of diesel powered engines, especially for vehicular use, to a much greater degree than in the United States. As a start-up producer, markets will be uncertain that we produce sufficient supply that meets European Union (“EU”) quality standards and this may result in our having to adjust our market price to operate for this uncertainty in the short-run. We also face uncertainty in transportation costs which could impact both the market for our biodiesel product and the costs of our feedstock supply as well as the possibility that the EU could impose tariffs on biodiesel produced in the United States.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our estimates and assumptions are based on historical experience, industry conditions and various other factors which we believe are appropriate. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described in our Form 10-K for the year ended December 31, 2007. We believe the reported financial results are reliable and that the ultimate actual results will not differ significantly from those reported.
     There have been no changes to our critical accounting policies for the period ended June 30, 2008. For a discussion of our other critical accounting policies, refer to our Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have any impact on the Company’s financial position or results of operations; however, we expand our disclosures according to the guidance. See Note 6 – Notes Payable.
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
      In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires entities to report non-controlling interests (formerly known as minority interests) as a component of shareholders’ equity on the balance sheet. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adoption on our financial positions and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The principal impact on our financials will be to expand our disclosures regarding any derivative instruments we may enter into in the future.
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

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through June 30, 2008.
Commodity Price Risk
     Our biodiesel production will be dependent upon feedstock oils, which are derived from agricultural commodities such as vegetable oils (soybeans, rapeseed, canola, palm and jatropha) and animal fats (poultry, pork, and beef tallow.) Significant reductions in the harvest of these commodities due to a number of factors, including adverse weather conditions, domestic and foreign government farm programs and policies, and farmer planting decisions as well as changes in global demand and supply could result in increased feedstock oil costs which could increase our costs to produce biodiesel. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
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
     At June 30, 2008, we were exposed to foreign currency risk through our contract for the purchase of wind turbines which commits our company to purchase 22 wind turbines at a fixed price of 10 million RMB each during 2008 and 2009 as well as our remaining 30 million RMB potential obligation for an approximate 6% equity interest in MingYang.
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future we may enter into interest rate derivatives to change portions of our debt from floating to fixed. At June 30, 2008, we carried approximately $40.6 million in variable rate debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Orion Ethanol, Inc, a Nevada corporation, Plaintiff, vs. GreenHunter Energy, Inc. a Delaware corporation, GreenHunter BioFuels, Inc. a Texas corporation, Gary C. Evans, et al, Defendants, in the United States District Court for the District of Kansas. Plaintiff brought suit against the defendants on June 16, 2008 alleging that GreenHunter Energy and GreenHunter BioFuels entered into a conspiracy with the other defendants to weaken the plaintiff, acquire or divert its assets and opportunities and ultimately gain control and ownership of plaintiff. Specifically, plaintiff alleges that GreenHunter Energy and GreenHunter BioFuels tortiously interfered with Plaintiff’s opportunities and expectancies in acquiring certain assets and interfered with the plaintiffs ability to complete financing with a banking institution. The lawsuit also alleges claims against Mr. Evans, a former officer and director of the plaintiff, for conflicts of interest and breaches of fiduciary duties in connection with his actions as such an officer and director.
     Defendants have been served with this lawsuit and we have filed our initial response with the court. Defendants vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit.
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

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
Item 4. Submission of Matters to a Vote of Security Holders
     An annual meeting of the stockholders of the Company was held on June 2, 2008. At such meeting the following actions were taken:
The results of the vote to elect the Board members of the Company are as follows:
Gary C. Evans
19,705,382 shares, or 100% of the outstanding shares represented at the meeting voted in favor of the nominee.
0 shares voted against the nominee.
0 shares abstained from voting.
Michael K. Studer
19,705,382 shares, or 100% of the outstanding shares represented at the meeting voted in favor of the nominee.
0 shares voted against the nominee.
0 shares abstained from voting.
Renato T. Bertani
19,705,082 shares, or over 99% of the outstanding shares represented at the meeting voted in favor of the nominee.
300 shares voted against the nominee.
0 shares abstained from voting.
Stuart W. Ray
19,705,082 shares, or over 99% of the outstanding shares represented at the meeting voted in favor of the nominee.
300 shares voted against the nominee.
0 shares abstained from voting.
James R. Sasser
19,705,282 shares, or over 99% of the outstanding shares represented at the meeting voted in favor of the nominee.
100 shares voted against the nominee.
0 shares abstained from voting.
Ronald H. Walker
19,704,982 shares, or over 99% of the outstanding shares represented at the meeting voted in favor of the nominee.
400 shares voted against the nominee.
0 shares abstained from voting.
Robert J. Zahradnik
19,705,282 shares, or over 99% of the outstanding shares represented at the meeting voted in favor of the nominee.
100 shares voted against the nominee.
0 shares abstained from voting

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
The results of the vote to approve the Company’s 2008 Long-Term Incentive Compensation Plan are as follows:
18,494,082 shares, or over 93% of the outstanding shares represented at the meeting voted in favor of the above-described proposal.
2,605 shares voted against the above-described proposal.
403 shares abstained from voting.
The results of the vote to ratify restricted stock grants to certain executive officers of the Company are as follows:
18,464,832 shares, or over 93% of the outstanding shares represented at the meeting voted in favor of the above-described proposal.
31,855 shares voted against the above-described proposal.
403 shares abstained from voting.
The results of the vote to ratify the appointment of Hein & Associates as the Corporation’s independent auditors are as follows:
19,476,040 shares, or 98% of the outstanding shares represented at the meeting voted in favor of the above-described proposal.
100 shares voted against the above-described proposal.
229,240 shares abstained from voting.
Item 5. Other Information
     None

GREENHUNTER ENERGY, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1*	Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement

10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders

10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.

10.10*	Form of Power Purchase Agreement with Southern California Edison, dated December 21, 2006.

10.11***	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.12**	Subscription and Equity Transfer Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007

10.13**	Master Turbine Supply Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-K, dated March 31, 2008

***	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: August 14, 2008	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman, President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ David S. Krueger
David S. Krueger
Vice President, and Chief Financial Officer