Form 10-Q
period 2008-09-30
GreenHunter Energy, Inc.
filed 2008-11-14
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008

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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2008: 20,944,440 shares of Common Stock, par value $0.001 per share.

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,158,602	$18,750,394
Restricted cash	299,841	—
Accounts receivable	603,126	118,709
Inventory	14,621,945	23,947
Prepaid expenses and other current assets	1,661,165	513,712

Total current assets	19,344,679	19,406,762

FIXED ASSETS:
Land and improvements	5,394,866	2,868,837
Buildings	3,297,168	3,209,737
Property, plant and equipment	65,345,423	13,809,981
Accumulated depreciation	(1,364,907)	(162,632)
Construction in progress	9,901,213	12,942,109

Net fixed assets	82,573,763	32,668,032

OTHER ASSETS:
Power purchase agreement	1,652,704	2,310,000
Deferred financing costs	3,802,875	2,729,226
Deposits and other noncurrent assets	9,105,446	2,383,265

Total assets	$116,479,467	$59,497,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,067,202	$—
Current portion of notes payable, nonrecourse	3,350,000	166,890
Accounts payable	6,715,009	2,334,926
Accrued liabilities	5,727,539	1,878,637

Total current liabilities	16,859,750	4,380,453

NOTES PAYABLE, net of unamortized discount of $0 and $282,453 respectively	3,196,010	4,750,054
NOTES PAYABLE, nonrecourse	40,150,000	1,502,009
CONVERTIBLE NOTE PAYABLE	—	3,136,385
10% Series A REDEEMABLE DEBENTURES, net of unamortized discount of $1,519,259 and $0, respectively	19,514,889	7,328,290

COMMITMENTS AND CONTINGENCIES (NOTE 12)

MINORITY INTEREST	(19,545)	—

STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $1,000 par value, 12,500 issued and outstanding	12,500,000	12,500,000
Series B convertible preferred stock, $1,000 par value, 10,575 and 0 issued and outstanding, respectively	10,575,000	—
Common stock, $.001par value, 90,000,000 authorized shares, 20,929,130 and 19,759,173 issued, respectively	20,929	19,759
Additional paid-in capital	78,599,344	43,771,708
Accumulated deficit	(63,340,476)	(17,891,373)
Treasury stock, at cost (89,400 and 0 shares, respectively)	(1,350,521)	—
Unearned common stock in KSOP, at cost (15,200 and 0 shares, respectively)	(225,913)	—

Total stockholders’ equity	36,778,363	38,400,094

Total liabilities and stockholders’ equity	$116,479,467	$59,497,285

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE:
Product sales	$312,747	$136,404	$628,899	$616,458
Terminal revenues	18,740	—	348,473	—
Processing revenues	—	21,369	—	95,569

Total revenue	331,487	157,773	977,372	712,027

COSTS AND EXPENSES:
Cost of sales and services	2,893,682	210,374	4,083,481	557,310
Hurricane repairs and losses	4,042,681	—	4,042,681	—
Project costs	164,897	49,432	359,131	241,678
Depreciation expense	1,029,627	23,476	1,216,773	72,149
Selling, general and administrative (including stock compensation expense of ($756,817), $478,152, $7,276,234, and $6,649,136, respectively)	2,863,834	794,261	16,530,015	8,135,302

Total costs and expenses	10,994,721	1,077,543	26,232,081	9,006,439

OPERATING LOSS	(10,663,234)	(919,770)	(25,254,709)	(8,294,412)

OTHER INCOME (EXPENSE):
Interest and other income	119,858	65,341	588,605	174,338
Interest, accretion and other expense	(1,367,250)	(114,394)	(2,346,824)	(294,791)

Total other income (expense)	(1,247,392)	(49,053)	(1,758,219)	(120,453)

Loss before minority interest	(11,910,626)	(968,823)	(27,012,928)	(8,414,865)

Minority interest	19,545	—	19,545	—

Net loss	(11,891,081)	(968,823)	(26,993,383)	(8,414,865)

Preferred stock dividends	(250,000)	(250,000)	(750,000)	(457,671)
Deemed preferred stock dividends	(14,522,517)	—	(14,522,517)	(950,000)

Net loss to common stockholders	$(26,663,598)	$(1,218,823)	$(42,265,900)	$(9,822,536)

Weighted average shares outstanding, basic and diluted	20,202,531	17,750,055	19,985,349	16,709,579

Net loss per share	$(1.32)	$(0.07)	$(2.11)	$(0.59)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 31, 2007 TO SEPTEMBER 30, 2008

	Series A	Series B		Additional			Unearned	Total
	Preferred	Preferred	Common	Paid in	Accumulated	Treasury	Shares In	Equity
	Stock	Stock	Stock	Capital	Deficit	Stock	KSOP	(Deficit)

BALANCE, December 31, 2007	$12,500,000	—	$19,759	$43,771,708	($17,891,373)	—	—	38,400,094
Registration fees on stock	—	—	—	(3,045)	—	—	—	(3,045)

Issue 117,998 shares for note payable exchange	—	—	118	1,874,871	—	—	—	1,874,989
Issue 841,363 warrants on the 10% Series A secured redeemable debentures	—	—	—	1,677,622	—	—	—	1,677,622
Issue 594,011 shares upon note conversion	—	—	594	3,135,781	—	—	—	3,136,375
Issue 425,250 shares on warrant and option exercises	—	—	425	2,348,854	—	—	—	2,349,279
Issue 10,575 preferred shares in private placement	—	10,575,000	—	10,518,799	(13,923,850)	—	—	7,169,949
Issue 1,410,000 warrants on Series B Preferred stock				3,380,051				3,380,051
Issue 162,250 warrants for stock option exercise inducement	—	—	—	207,596	—	—	—	207,596
Employer match of 5,512 shares to KSOP	—	—	6	104,226	—	—	—	104,232
Loan of 15,200 shares to KSOP	—	—	—	—	—	—	(225,913)	(225,913)
Purchase 89,400 shares for treasury	—	—	—	—	—	(1,350,521)	—	(1,350,521)
Stock compensation	—	—	27	7,801,011	—	—	—	7,801,038

Issue 2,470,004 warrants for stock dividend to common and preferred	—	—	—	3,781,870	(3,781,870)	—	—	—
Cash dividends on preferred stock	—	—	—	—	(750,000)	—	—	(750,000)
Net loss	—	—	—	—	(26,993,383)	—	—	(26,993,383)

BALANCE, September 30, 2008	$12,500,000	$10,575,000	$20,929	$78,599,344	($63,340,476)	($1,350,521)	($225,913)	$36,778,363

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,993,383)		$(8,414,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,216,773		72,149
Stock compensation	7,318,474		6,184,266
Accretion of discount	169,280		60,918
Amortization of deferred financing costs	314,753		—
Inventory valuation allowance	532,784		—
Minority interest	(19,545)		—
Non-cash hurricane losses	3,192,276		—
Gain on sale of assets	(74,677)		—
Changes in certain assets and liabilities, net of acquisition
Accounts receivable	(476,065)		47,532
Inventory	(17,260,000)		57,598
Prepaid and other expense	(1,499,703)		(63,176)
Accounts payable	4,380,083		144,493
Accrued liabilities	4,435,688		222,150

Net cash used in operating activities	(24,763,262)		(1,688,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	87,517		40,000
Acquisition of Telogia BioPower, LLC	(2,500,000)		—
Excess of cash spent in GreenHunter BioFuels, Inc. acquisition over cash on hand	—		(6,648,071)
Change in restricted cash	(299,841)		—
Acquisition of Mesquite Lake	—		(1,426,566)
Additions to property and equipment	(48,537,506)		(7,463,042)
Increase in deposits and other non-current assets	(6,078,496)		(110)

Net cash used in investing activities	(57,328,326)		(15,497,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from stock and warrant issuance	2,556,875		20,000,000
Net proceeds from Series B preferred stock issuance	10,550,000		—
Commissions and fees paid on stock issuance	(3,045)		(377,974)
Payment of notes payable	(7,911,627)		(130,000)
Borrowings under notes payable	50,653,281		—
Proceeds from redeemable debenture issuance	13,705,858		—
Purchase treasury shares	(1,350,521)		—
Loan to KSOP to purchase shares	(225,913)		—
Payment of buyout obligation	—		(180,000)
Payment of advance from previous affiliate	—		(35,459)
Payment of deferred financing costs	(1,725,112)		(297,652)
Preferred dividends paid in cash	(750,000)		(457,671)

Net cash provided by financing activities	65,499,796		18,521,244

(DECREASE) INCREASE IN CASH	(16,591,792)		1,334,520
CASH, beginning of period	18,750,394		64,786

CASH, end of period	$2,158,602		$1,399,306

Cash paid for interest	$1,857,041		$49,093

NONCASH TRANSACTIONS:
KSOP company match in stock	$104,232	$

Property acquired for stock	$—		$3,465,000

Property acquired for notes payable, net of discount	$—		$1,639,738

Power purchase agreement acquired for stock	$—		$2,310,000

Non-cash common dividends	$3,183,350		$—

Non-cash preferred dividends	$14,522,517		$950,000

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, are unaudited. The December 31, 2007 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at September 30, 2008, and the results of operations for the three and nine month periods ended September 30, 2008 and 2007, changes in stockholders’ equity for the nine months ended September 30, 2008, and cash flows for the nine month periods ended September 30, 2008 and 2007.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2007 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the operating results that will occur for the full year.
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
     On April 13, 2007 we acquired Channel Refining Corporation (“CRC”), which we subsequently renamed GreenHunter BioFuels, Inc. (“BioFuels”). CRC conducted specialty chemical manufacturing operations at its plant site located in Houston, Texas. During 2008, we completed the construction and began operations during August of our 105 million gallon per year capacity biodiesel refinery on this site which includes terminal operations, product bulk storage, as well as the ability to process contaminated methanol (a chemical used in biodiesel production). We also plan to construct a 200 million pound per year glycerin refinery at the site to process the glycerin obtained as a by-product of the biodiesel refining process as well as raw glycerin we hope to obtain from third parties. We generated revenue in 2008 from methanol processing and terminal storage at the Houston site.
     On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) bio-mass plant located in Southern California (“Mesquite Lake”). The acquired power plant was one of the first bio-mass plants in the world to utilize cattle manure as a fuel. GreenHunter Mesquite Lake, Inc. was formed for the purpose of operating and owning assets which convert waste material to electricity and began refurbishing this bio-mass plant during July

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
2008. The bio-mass plant is intended to ultimately sell electricity under the provisions of an existing power purchase agreement with a major public utility company based in Southern California.
     On August 29, 2008, we acquired an existing 14 MW (nameplate capacity) wood waste-fired biomass power plant located in Telogia, Florida. The biomass power plant, Telogia Power, LLC, and an associated entity, Telogia Power Unit #2, LLC, (collectively, “Telogia”), were acquired from CQ BioPower Producers, a subsidiary of CQ, Inc., a privately-held power plant operator based out of Blairsville, Pennsylvania. We intend to complete renovations and have the project back into commercial operation by the first quarter of 2009.
     Our Wind Energy segment remains in the development stage. We continue to hold existing rights to potential wind energy farm locations in Montana, New Mexico, Texas and California and to operate and gather data produced from wind measurement equipment located on these sites. We have also continued to seek additional potential development sites, particularly those that would be near existing infrastructure or in proximity to our other renewable energy projects. During May 2008, we purchased rights to participate in a wind project located in Shanghai, Peoples Republic of China. Please see Note 4 — Acquisitions for additional information on our Shanghai project. Also, during July 2008, we purchased the rights to participate in an additional wind project located in Wyoming. Please see Note 13 — Subsequent Events for additional information on our new Wyoming project.
Note 2. Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for us on January 1, 2008. The adoption of SFAS No. 157 for our financial assets and liabilities did not have any impact on our financial position or results of operations; however, we expanded our disclosures according to the guidance. See Note 6 — Notes Payable.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 at January 1, 2008 did not have any impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R will be effective for us on January 1, 2009 and will not have a significant impact on our financial statements.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires entities to report non-controlling interests (formerly known as minority interests) as a component of shareholders’ equity on the balance sheet. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. We do not anticipate the impact of adoption on our financial positions and results of operations to be significant.
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
Note 3. Liquidity and Continued Operations
     For the nine month period ending September 30, 2008, we raised approximately $13.7 million, before selling expenses, from the sale of redeemable debentures and approximately $13.1 million from preferred and common stock issuances. We also borrowed approximately $42.7 million (net of working capital line repayments of $7.2 million) under our non-recourse credit facility and notes payable. We had available cash of $2.2 million and working capital of $2.5 million at September 30, 2008.
     We have incurred significant losses in the past and will likely continue to generate losses as we establish consistent operations at our various projects. We believe that our biodiesel plant will begin to generate significant revenues when it resumes post-hurricane production during the fourth quarter, and we will also acquire revenue streams with our anticipated acquisition of L&L later this year (see Note 13). We are currently pursuing the financing of this transaction. However, our other capital projects will likely not generate revenues until late 2009.
     We will likely require significant funding in addition to our cash flows from operations to develop current and future projects and to fund our operations over the next twelve months. We are currently marketing a new $20 million debenture offering and are also currently pursuing additional debt and equity financing. While we feel that our management team has exhibited a proven track record for raising debt and equity financing, there is no guarantee that we will obtain the necessary funding. In the event that we do not obtain the required financing, we may choose to delay project development, sell certain of our existing projects or properties or pursue acquisitions of operating facilities with existing cash flows.
     Please see Note 6 — Notes Payable and Note 8 — Stockholders’ Equity for additional information related to our capital activities.
     Please see Note 13 — Subsequent Events for information related to our financial condition as of the date of this filing.
Note 4. Acquisitions
BioFuels
     On April 13, 2007 we acquired all of the outstanding shares of CRC for $10.8 million. Our purchase price consisted of $7.1 million in cash, $1.6 million in notes payable (net of discount of $360 thousand), and 450,000

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
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
BioPower
     During May 2007, we acquired Mesquite Lake, an inactive 18.5 MW (nameplate capacity) bio-mass plant located in Brawley, California for cash consideration of approximately $1.4 million. We also acquired the existing power purchase agreement between the former owner of the facility and an electric utility company for 500,000 shares of our common stock which was valued at $4.62 per share, or $2.3 million.
     We entered separately into a five year consulting agreement with the former owner that allows us the right to any deals developed by the consultant over the term of the agreement. The payment terms of this agreement included an initial payment of 300,000 shares of our common stock valued at $4.62 per share, or $1.4 million,

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
which was allocated to the purchase price of the Mesquite Lake plant. We are also obligated under the agreement to make quarterly cash payments of $98 thousand beginning June 30, 2007 which are expensed as incurred. All purchase allocations on Mesquite Lake were finalized during the second quarter of 2008. We began refurbishment of this plant during July 2008, but we have temporarily halted construction on this project while the Environmental Protection Agency performs a source review at the site. We anticipate construction to resume once the review is complete.
     We allocated the total consideration of $4.9 million as follows:

Land	$2,526,029
Machinery and Equipment	98,582
Power Purchase Agreement	1,652,704
Permits and Fees	643,685

Total Purchase Price	$4,921,000

     On August 29, 2008, we acquired 100% of the membership interests of Telogia BioPower, LLC (“Telogia”) for cash consideration of $1.9 million and cancellation of a promissory note we issued to the seller of $600 thousand. The acquisition was treated as a purchase of Telogia in accordance with the provisions of SFAS No. 141, Business Combinations.
     The purchase price was allocated to the fair value of the net assets acquired. The purchase price allocation is preliminary and we expect to make any necessary adjustments by August 2009. The following table summarizes the purchase price and related preliminary allocation to the net assets acquired at August 28, 2008:

Total Purchase Price:
Cash consideration	$1,900,000
Debt assumed in transaction	164,888
Cancellation of seller promissory note	600,000

Total	$2,664,888

Net Purchase Price Allocation:
Net purchase price	$2,500,000
Accounts receivable	(8,353)
Notes payable	164,888
Land, Property, and Equipment	(2,656,535)

Excess purchase price	$—

Wind Energy
     On November 28, 2007, we entered into two separate definitive agreements with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese company which is a manufacturer of wind turbines. The first agreement was for us to acquire an approximate 6% equity interest in MingYang for 75 million Chinese Yuan (“RMB”), approximately $10 million US. This investment has been approved by the appropriate government authorities to allow for a foreign investment in the Peoples Republic of China and is now pending the contribution of certain assets to Ming Yang. As of September 30, 2008, we had deposited approximately $6.3 million in connection with this investment.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     The second agreement was a master turbine supply agreement executed by Wind Energy and MingYang which allows Wind Energy to potentially purchase more than 900 megawatts in capacity of wind turbines manufactured by MingYang for use in wind projects to be developed between 2008 and 2012 in North America.
     On May 14, 2008, we entered into an agreement to participate in our first wind energy development project (“Haining City Wind”) outside of the United States, which is located south of Shanghai, China. Once fully constructed, the project has the potential to generate up to 300 MW of power and will be developed in partnership with at least one other party, Chem-Energy, Inc., a U.S.-based developer. GreenHunter Wind Energy will manage and control approximately 85% of the ownership equity of this project. We have consolidated Haining City Wind in our financials and recorded a minority interest for the 15% of net assets of Haining City owned by Chem-Energy at September 30, 2008. We have recently installed two meteorological towers which will begin to obtain the necessary wind speed data prior to further development of the site.
Note 5. Inventories
     Our finished goods inventory consists of processed methanol and biodiesel, and our raw materials inventory includes contaminated methanol, animal fat, process chemicals and vegetable oil feedstocks to be processed by our Houston facility. Our inventories at September 30, 2008 consisted of the following:

Finished goods	$3,200,484
Work in process	749,868
Raw materials	11,204,378
Valuation allowance	(532,785)

Total Inventories	$14,621,945

At September 30, 2008, we recorded a valuation allowance on our inventory of $533 thousand due to decreased pricing in the animal fat, vegetable oil, and biodiesel market pricing during the quarter.
Note 6. Notes Payable
     Notes Payable at September 30, 2008 consisted of the following:

Long-Term Debt:
Note payable due November 31, 2017, 4.4%	$3,157,507
Note payable due March 15, 2009, 3.84%	910,564
Non-recourse construction loan facility, 6.46%	33,500,000
Working capital line of credit, 6.46%	10,000,000
10% Series A Senior Secured Redeemable Debentures	19,514,889
Capital leases	195,141

67,278,101
Less current portion	(4,417,202)

Total Long-Term Debt	$62,860,899

Notes Payable
     On January 18, 2008, the remaining balance of the notes payable issued in connection with the acquisition of CRC in the face amount of $1.875 million was exchanged for 117,998 shares of our common stock valued at $15.89 per share. This value was determined by calculating the average of the closing prices for the ten day trading period ending on January 18, 2008. Due to our listing on the American Stock Exchange earlier this year, we and

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
the note holders did not believe the closing price on January 18, 2008 represented an accurate fair market value of the stock. Our listing in early January 2008 caused abnormal volatilities in our trading volume and pricing, so the ten day average was used to reduce the volatility in the price of the stock. We believe that this price reflects a more reasonable estimate of the fair value of our stock at the time of the exchange. Because we did not use the closing quoted price of our stock on the date of the exchange, we moved to a Level II input as defined by SFAS 157. The remaining unamortized discount of $272 thousand on the notes was applied to the purchase price of CRC.
     During May 2008, we financed our annual insurance premiums for our Houston refinery in the amount of $1.2 million. During July 2008, we added builder’s risk insurance premiums for the construction related to the Mesquite Lake biomass plant in the amount of $147 thousand, and we also added builder’s risk insurance premiums for the construction related to the Telogia plant in the amount of $186 thousand during August. The total amended note in the amount of $1.6 million bears interest at a fixed rate of approximately 3.84% and is payable in monthly installments through March 15, 2009. The balance on this note at September 30, 2008 was $910 thousand.
     As result of the Telogia acquisition, we acquired three capital leases for equipment at the Telogia site. There are no escalation or renewal options associated with these leases. There are purchase options at the end of all lease terms that are based on the market price of the equipment at that time. The future minimum lease payments for these leases are:

2008	$42,407
2009	78,415
2010	74,319

$195,141

Notes Payable — Nonrecourse
     On December 20, 2007, BioFuels entered into a credit agreement with a bank which provided for a $38.5 million construction/term loan facility and a $5 million working capital facility in connection with our development, construction and operation of a 105 million gallon per year biodiesel refinery, as well as glycerin and methanol, and terminal assets located in Houston, Texas. During the first quarter of 2008, we amended the credit agreement to reduce the construction/term loan portion of the facility to $33.5 million and to increase the working capital portion of the facility up to $10 million. The construction/term loan portion of the facility is for a term of six years and the working capital facility revolves annually upon conversion of the construction loan to a term loan. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options. As of September 30, 2008, we had borrowed $33.5 million under the construction/term loan facility and had borrowed $10 million (net of repayments of approximately $7.2 million) under the working capital facility. We were in compliance with the covenants of the credit agreement at September 30, 2008.
Subordinated Convertible Note Payable to Related Party
     On January 1, 2008, the note plus accrued interest on our Convertible Note Payable to Investment Hunter, LLC (a related party — see Note 10) was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10%. The note was a general, unsecured obligation of GreenHunter and was subordinate to any and all of our secured loans. The note was convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest previously rolled into the note at the renewal. The notes were convertible at any time by the holder up to the payment due date. On August 29, 2008, the holder elected to convert the entire note per the agreement, and

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
594,011 common shares were issued to Investment Hunter. Accrued 2008 interest of $208 thousand was paid to the holder upon conversion. Please see Note 8 — Stockholders’ Equity for additional information
10% Series A Senior Secured Redeemable Debentures
     Approximately $21 million of our 10% Series A Senior Redeemable Debentures (“Debentures”) were issued during the nine months ended September 30, 2008, resulting in proceeds of approximately $18.9 million, net of selling expenses. Sales of the Debentures were made through April 30, 2008, at which point the program was cancelled, and all proceeds were received by June 30, 2008.
     The Debentures were offered in a private placement and have not been registered. The Debentures have a term of five years from the date of issue and may be exchangeable at our option into freely tradable shares of our common stock. If we choose to exchange the Debentures for shares of our common stock, we would be required to first register the underlying securities. We have the right to call for redemption after one year. We shall be required to pay a redemption price, in cash and/or common stock, equal to the following percentage of the principal amount depending on the year after issuance: 105% during the first year, 104% during the second year, 103% during the third year, and 102% during the fourth year and continuing through maturity.
9% Series B Senior Secured Redeemable Debentures
     During July 2008, we announced the offering of a 9% Series B Senior Secured Redeemable Debentures. These notes will have a term of five years and may be exchangeable into shares of our common stock after one year, at our discretion. These debentures will be non-recourse to GreenHunter Energy, and will be secured by our GreenHunter Mesquite Lake common stock in the event that the program reaches $15 million in subscriptions. These debentures will not be issued until the program raises a minimum of $1 million in subscriptions. As of September 30, 2008, we had raised $940 thousand ($860 thousand, net of selling expenses), and we broke escrow on the Series B debentures on October 8, 2008. At September 20, 2008, we recorded a current liability of $940 thousand in association with funds received prior to the initial escrow break.
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
     We have issued potentially dilutive instruments in the form of our convertible note payable, 10% Series A preferred stock, Series B Preferred Stock, 10% convertible redeemable debentures, common stock warrants and common stock options granted to our employees. The total number of shares underlying our potentially dilutive securities for the three and nine month periods ended September 30, 2008 was 15,391,832, and there were 6,708,072 potentially dilutive shares underlying our securities outstanding during the three and nine month periods ended September 30, 2007. None of these instruments were included in the calculation of diluted loss per share for the 2007 or 2008 period because to include them would be anti-dilutive.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Note 8. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock, KSOP, and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants

December 31, 2007	12,500	19,759,173	—	—	2,807,834

Issue 712,009 shares for notes payable exchanges	—	712,009	—	—	—
Employer match of 5,512 shares to KSOP	—	5,512	—	—	—
Issue 841,363 warrants on the 10% Series A Secured Redeemable Debentures	—	—	—	—	841,363
Issue 425,250 shares pursuant to warrant and option exercises	—	425,250	—	—	(425,250)
Issue 27,186 shares as stock compensation	—	27,186	—	—	—
Loan 15,200 shares to KSOP	—			15,200
Issue 2,470,004 warrants for Preferred and Common dividends	—	—	—	—	2,470,004
Issue 162,250 warrants for exercise inducements	—	—	—	—	162,250
Issue 1,410,000 warrants on Series B Preferred Stock	—	—	—	—	1,410,000
Cancellation of 1,410,000 warrants Surrendered on Series B Preferred Stock	—	—	—	—	(1,410,000)
Issue 10,575 shares Series B Preferred Stock	10,575	—	—	—	—
Purchase 89,400 Treasury Shares	—	—	89,400	—	—

September 30, 2008	23,075	20,929,130	89,400	15,200	5,856,201

Preferred Stock
     On August 21, 2008, we authorized and established a series of preferred stock that was designated as “2008 Series B Convertible Preferred Stock”. The series was constituted as 10,575 shares with a stated value per share initially set equal to $1,000. On August 21, 2008, we executed a securities purchase agreement with the buyer whereby the buyer (i) returned the 2007 Warrants to the Company, and the Company cancelled the 2007 Warrants in connection with the transaction and (ii) purchased for $10,575,000 (a)10,575 shares of the Series B Preferred, and (b) Warrants to acquire 1,410,000 shares of Common Stock.
     We recorded a deemed preferred dividend of $13.9 million in relation to the Series B to reflect the excess of the fair value of the securities issued in the transaction over the carrying value of the warrants cancelled.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Common Stock
     During February 2008, we issued 117,998 shares, valued at $15.89 per share, of our common stock in a debt extinguishment transaction that retired the original notes issued in connection with the acquisition of CRC. See Note 6 for further discussions on the transaction.
     During August 2008, we issued 594,011 shares of our common stock in a debt extinguishment transaction that retired the subordinated convertible note payable to related party. Please see Note — 6 Notes Payable for further discussions on the transaction.
     We issued 5,512 shares at $18.91 per share of our common stock to the GreenHunter Energy, Inc. 401(k) Employee Stock Ownership Plan (“KSOP”) as a voluntary employer match for the 2007 plan year and issued 1,667 shares at $19.19 per share as an employment inducement grant.
     We issued 425,250 shares of our common stock at $7.50 per share and pursuant to the exercise of 425,250 of our outstanding warrants and options. We received proceeds of $2.3 million.
     During the nine months ended September 30, 2008, we issued 27,186 shares of our common stock at $18.91 per share for executive compensation.
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
     During the third quarter of 2008, we issued 2,470,004 warrants to our common stock and preferred stock holders as dividends. We issued an additional 162,250 warrants for exercise inducements. We recorded a common dividend of $3.2 million and deemed preferred dividends of $599 thousand on our warrant dividends. Proceeds of $208 thousand were allocated to the inducement warrants based on the relative fair values of the stock and warrants issued and recorded as a component of paid in capital.
Treasury Stock
     During June 2008, our Board of Directors authorized an open market share repurchase program which will allow the company to repurchase up to 500,000 shares. As of September 30, 2008, we have bought back 89,400 shares of common stock.
KSOP
     We have established a KSOP and related trust as a long-term benefit for our employees. For the nine month period ending September 30, 2008, we loaned the KSOP $226 thousand to purchase 15,200 shares of our common

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
stock on the open market at an average price of $14.86 per share. The loan is interest free and due February 13, 2015. It is secured by 15,200 shares of our common stock.
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
     We recognized a total of $7.3 million of share-based compensation expense in our condensed consolidated statement of operations for the nine month period ended September 30, 2008 associated with stock options granted through September 30, 2008 including 1,667 shares of common stock we issued at $19.19 per share as an employment inducement grant. There were no options issued or outstanding prior to May 2007. As of September 30, 2008, there was $13.2 million of total unrecognized compensation cost related to the unvested shares associated with these stock option grants which will be recognized over a weighted-average period of 2.11 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon exercise of the stock options.
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method. For the nine months ended September 30, 2008, the weighted average values for options issued were as follow:

Number of options issued	3,243,500
Weighted average stock price	$19.17
Weighted average exercise price	$18.61
Weighted average expected life (a)	5.53 years
Weighted average expected volatility (b)	29.7%
Weighted average risk free interest rate	2.9%
Weighted average dividend yield	—
Weighted average fair value of each stock option	$6.68

(a)	As determined by the simplified method under Staff Accounting Bulletin 107. The options have a life of ten years.

(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     The following is a summary of stock option activity during the period ended September 30, 2008. There were no stock options issued or outstanding prior to May 2007.

	Number	Weighted	Aggregate
	of	average	Intrinsic Value*
	Shares	Exercise Price	($000’s)
Outstanding — Beginning of Year	4,031,500	$5.60	—
Granted	3,243,500	$18.61	—
Exercised	250,000	5.00	—
Cancelled	580,000	18.75	—

Outstanding — End of Period	6,445,000	$10.99	$20,009,980

Exercisable — End of Period	3,780,999	$6.85	$27,990,436

*	The Aggregate Intrinsic Value was calculated using the September 30, 2008 stock price of $14.25.
     The following is a summary of stock options outstanding at September 30, 2008:

	Number of	Weighted Average	Number of
	ptions	Remaining Contractual	Exercisable
Exercise Price	Outstanding	Life (Years)	Options
$5.00	3,250,000	8.62	3,250,000
$7.50	100,000	9.01	—
$10.00	615,000	9.17	39,999
$12.00	16,500	9.24	—
$13.66	15,000	9.75	—
$16.70	1,500	9.35	—
$17.76	100,000	9.36	40,000
$18.00	50,000	9.45	—
$18.75	15,000	9.72	—
$18.91	1,762,000	9.37	451,000
$19.75	40,000	9.55	—
$20.02	25,000	9.71	—
$20.64	275,000	9.68	—
$21.88	15,000	9.67	—
$22.00	100,000	9.67	—
$22.75	65,000	9.61	—
Note 10. Related Party Transactions
     As of December 31, 2007, we held a subordinated convertible note payable to Investment Hunter, LLC, an entity controlled and owned by Gary C. Evans, our Chairman, President and CEO. On August 29, 2008 the note was converted to 594,011 shares of common stock. See Note 6 for additional information on this convertible note.
     During the periods ending September 30, 2008 and 2007, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $298 thousand and $32 thousand for 2008 and 2007 periods, respectively.
     During the period ended September 30, 2008, we leased office space to Gruy Petroleum Management, LLC, an entity 100% owned by Mr. Evans, for $35 thousand.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     During July 2008, the Southern Ute Growth Fund, a significant shareholder of GreenHunter, posted an irrevocable standby letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. The Operating Director of the Southern Ute Fund, Robert Zahradnik, serves on our Board of Directors. Please see Note 13 — Subsequent Events for additional information on this letter of credit.
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
     During 2008, we completed building a 105 million gallon per year biodiesel refinery at our renewable fuels campus located in Houston, Texas which contains terminal operations and 550 thousand barrels of product storage as well as the ability to process up to 45 thousand barrels per month of contaminated methanol. Our BioFuels segment began commercially producing biodiesel in August 2008 at our renewable fuels campus located in Houston, Texas. We processed contaminated methanol for sale during all of 2008. We also plan to complete construction at this campus on a 200 million pound per year glycerin refinery and an additional 150 thousand barrels of product storage during 2009. We had revenues from methanol processing and terminal storage during the first nine months of 2008. Due to damage caused by Hurricane Ike, we did not sell any biodiesel until the fourth quarter of 2008. Until July 2007, this segment continued the activities of its predecessor, CRC, and had revenues and costs associated with specialty chemical and waste oil operations. We commenced the processing of contaminated methanol in September of 2007.
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
     Our BioPower segment is also currently in the development stage. We have purchased an inactive 18.5 MW (nameplate capacity) biomass power plant located in California and an inactive 14 MW (nameplate capacity) biomass power plant located in Telogia, Florida. We began refurbishing these plants during the third quarter in 2008. Our BioPower segment will produce energy from organic matter available at or near the plant site. Additionally, the company has acquired a power sales agreement to provide electrical power generated from the plant to a utility located in Southern California.
     The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2007. There are no intersegment revenues or expenses.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     Segment data for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	For the Three Months Ended September 30, 2008
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$331,487	$331,487
Total Operating Costs	—	3,296	161,601	6,936,363	7,101,260
Depreciation expense	65,199	—	18,039	946,389	1,029,627
General and administrative	1,223,022	135,750	330,112	1,174,950	2,863,834

Operating income (loss)	(1,288,221)	(139,046)	(509,752)	(8,726,215)	(10,663,234)
Other income and expense	(645,275)	2,204	42,435	(627,211)	(1,227,847)

Net Income (Loss)	$(1,933,496)	$(136,842)	$(467,317)	$(9,353,426)	$(11,891,081)

Total Assets	$15,506,595	$19,725,446	$1,330,662	$79,916,764	$116,479,467
Capital Expenditures	$69,149	$11,822,470	$123,411	$4,074,530	$16,089,560

	For the Three Months Ended September 30, 2007
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$157,773	$157,773
Total Operating Costs	—	—	49,432	210,374	259,806
Depreciation expense	720	—	8,032	14,724	23,476
General and administrative	663,754	—	54,945	75,562	794,261

Operating income (loss)	(664,474)	—	(112,409)	(142,887)	(919,770)
Other income and expense	(47,106)	—	—	(1,947)	(49,053)

Net Income (Loss)	$(711,580)	$—	$(112,409)	$(144,834)	$(968,823)

Total Assets	$2,379,319	$5,289,233	$552,679	$17,484,437	$25,705,668
Capital Expenditures	$665,978	$—	$—	$3,840,791	$4,506,769

	For the Nine Months Ended September 30, 2008
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$977,372	$977,372
Total Operating Costs	—	3,296	355,835	8,126,162	8,485,293
Depreciation expense	146,160	—	38,545	1,032,068	1,216,773
Selling, general and administrative	12,181,685	443,300	884,737	3,020,293	16,530,015

Operating income (loss)	(12,327,845)	(446,596)	(1,279,117)	(11,201,151)	(25,254,709)
Other income and expense	(1,295,944)	2,204	39,595	(484,529)	(1,738,674)

Net Income (Loss)	$(13,623,789)	$(444,392)	$(1,239,522)	$(11,685,680)	$(26,993,383)

Total Assets	$15,506,595	$19,725,446	$1,330,662	$79,916,764	$116,479,467
Capital Expenditures	$532,862	$13,036,918	$284,175	$37,183,551	$51,037,506

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	For the Nine Months Ended September 30, 2007
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$712,027	$712,027
Total Operating Costs	—	—	241,678	557,310	798,988
Depreciation expense	1,320	—	24,096	46,733	72,149
General and administrative	7,572,525	—	261,580	301,197	8,135,302

Operating income (loss)	(7,573,845)	—	(527,354)	(193,213)	(8,294,412)
Other income and expense	(120,015)	—	—	(439)	(120,454)

Net Income (Loss)	$(7,693,860)	$—	$(527,354)	$(193,652)	$(8,414,866)

Total Assets	$2,379,319	$5,289,233	$552,679	$17,484,437	$25,705,668
Capital Expenditures	$674,611	$1,426,566	$—	$13,436,502	$15,537,679
Note 12. Commitments and Contingencies
     On June 16, 2008, Orion Ethanol, Inc (“Orion”), brought suit against GreenHunter Energy, Inc., GreenHunter BioFuels, Inc., Gary C. Evans, et al, (“Defendants”), in the United States District Court for the District of Kansas. Orion brought suit against the defendants alleging that GreenHunter Energy and GreenHunter BioFuels entered into a conspiracy with the other defendants to weaken Orion, acquire or divert its assets and opportunities and ultimately gain control and ownership of Orion. Specifically, Orion alleges that GreenHunter Energy and GreenHunter BioFuels, as well as one of GreenHunter’s significant institutional shareholders, tortiously interfered with Orion’s opportunities and expectancies in acquiring certain assets and interfered with Orion’s ability to complete financing with a banking institution. The lawsuit also alleges claims against Mr. Evans, a former officer and director of Orion, for conflicts of interest and breaches of fiduciary duties in connection with his actions as such an officer and director.
     We have been served with this lawsuit and we have filed our initial response with the court. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit. We are currently unable to estimate our potential loss, if any, associated with this lawsuit.
     On September 24, 2008, Bioversel, Inc. (“Bioversel”) brought suit against GreenHunter BioFuels alleging that BioFuels has repudiated its biodiesel tolling agreement, as amended, with Bioversel. Bioversel has alleged breach of contract, fraud and conversion regarding our ability to process feedstock into biodiesel under the contract.
     We have been served with this lawsuit and have answered the lawsuit. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit. We will be filing a countersuit against plaintiff for failure to make payments to us under the contract. We are currently unable to estimate the loss, if any, related to this lawsuit. We are currently unable to estimate our potential loss, if any, associated with this lawsuit.
Note 13. Subsequent Events
     Wheatland Wind Acquisition
     During October 2008, we completed the acquisition of an initial 30% membership interest in a wind development project in southeastern Wyoming (“Wheatland Wind”) for $281 thousand. Our ownership interest will increase over time pursuant to a series of development milestones of the project. Assuming all milestones are met, we will ultimately own 65% of the project, and the Southern Ute Growth Fund, a significant shareholder of GreenHunter, will own the remaining 35% of the project. Wheatland Wind will be located on more than 20,000 acres of federal land (BLM) located near the town of Wheatland, Wyoming and has the potential to be up to 600

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
MW in size. The Southern Ute Growth Fund earned the right to participate in this project by posting an irrevocable standby letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. This letter of credit will secure capacity on a new transmission line that will be built to wheel electricity related to this project.
     Port Sutton Acquisition
     During October 2008, we announced the acquisition of a lease option with a term of nine months, for twenty-two acres of waterfront acreage in Port Sutton, Florida from a third party. The purpose of the new site location will be initially for the future construction of a biofuels terminaling facility and later, a biodiesel production refinery. Should we decide to exercise the option to lease the site during the next nine months, the ground lease would be for a minimum term of forty years and provides for up to four ten year extensions.
     L&L Holdings Acquisition
     During October 2008, we announced the execution of a definitive agreement to acquire one of the leading marine based diesel fuel, methanol, and lubricant suppliers located along the Gulf of Mexico for cash consideration of $27.5 million. The acquisition of L&L Holdings, LLC, together with its wholly-owned subsidiary L&L Oil and Gas Services, LLC, (collectively “L&L”), based out of Metaire, Louisiana, includes seventeen strategically located facilities along the coast of the Gulf of Mexico in Louisiana and Texas, including deepwater terminaling assets in three different locations, which primarily service the offshore oil & gas industry. The acquisition of L&L also includes a 25% interest in Highland Marine, LLC, a dedicated tug and barge operator to L&L which owns ten tug boats and fourteen barges. We are currently pursuing financing required to close this acquisition.
     Adverse Changes in Financial Condition Subsequent to September 30, 2008
     We had available cash of $2.2 million and working capital of $2.5 million at September 30, 2008; however, our financial condition weakened further by the date of this filing. As of the date of this filing, we had approximately $13 million in current liabilities payable and approximately $2.7 million of cash and assets readily convertible to cash.
     Our adverse change in financial condition can be explained by significant pricing decreases experienced over the last ninety (90) days across energy markets, the overall deterioration across all capital markets, as well as damages and lost production time at our biodiesel refinery as a result of Hurricane Ike which occurred in mid-September.
     To address our immediate capital needs, we are continuing to market up to $20 million of our Series B Convertible Debentures under which we have raised $2.6 million to date. We also are pursuing a number of different financing proposals of direct equity and debt placements with interested financial institutions. Additionally, we are considering the sale of certain of our assets that could generate significant liquidity.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
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
     Current and Prospective Capital Needs
     We had available cash of $2.2 million and working capital of $2.5 million at September 30, 2008; however, our financial condition weakened further by the date of this filing. As of the date of this filing, we had approximately $13 million in current liabilities payable and approximately $2.7 million of cash and assets readily convertible to cash. These figures exclude property insurance claims and working feedstock inventory and biodiesel finished product inventory.
     Our adverse change in financial condition can be explained by significant pricing decreases experienced over the last ninety (90) days across energy markets, the overall deterioration across all capital markets, as well as damages and lost production time at our biodiesel refinery as a result of Hurricane Ike which occurred in mid-September. Falling market prices of both biodiesel and our feedstock inventories have also adversely impacted our inventory values and resulting working capital positions. While we had sufficient working capital to serve as collateral on our working capital line of credit at the date of filing, further declines in the future could possibly cause us to not be in compliance with required collateral obligations.
     To address our immediate capital needs, we are continuing to market up to $20 million of our Series B Convertible Debentures, under which we have recently raised $2.6 million to date. We also are pursuing a number of different financing proposals of direct equity and debt placements with interested financial institutions. We hope to finalize these negotiations over the next thirty (30) days. Additionally, we are considering the sale of certain of our assets that could generate significant liquidity. We anticipate collecting up to $6 million in hurricane-related insurance proceeds in the near term due to claims made on four separate insurance policies related to our biodiesel refinery. If we are unable to raise sufficient capital to fund our operating needs for the next sixty days, or if certain creditors file claims against us, it may have a material adverse impact on our financial condition.
     We believe that our biodiesel refinery will begin to generate significant revenues when it resumes operations during the fourth quarter, and we expect to acquire revenue streams with our L&L acquisition (pending acceptable financing commitments). Assuming that we do raise adequate capital in the near term, we will likely require significant additional funding in addition to our anticipated cash flows from the operations of BioFuels and L&L to develop current and future projects (predominantly wind and biomass) and to fund our operations over the next twelve months. Fortunately, most of the future capital expenditures on our existing assets is at our sole discretion with regard to timing.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
To address these capital needs, including the purchase of L&L , we are pursuing various credit facilities, and additional debt and equity raises under both private placements as well as our recent shelf registration statement filing. While we believe that our management team has demonstrated a proven track record for raising substantial capital in the past, there is no guarantee, particularly under the current market conditions, that we will obtain the necessary funding. In the event that we do not obtain the required financing, we may choose to delay project development, sell certain of our existing projects or properties or pursue acquisitions of operating facilities that have existing cash flows.
     Even if we remedy our working capital and future capital expenditure requirements as discussed above, if biodiesel pricing continues to deteriorate, if we experience significant cost overruns at our facilities under construction, if our capital requirements or cash flows otherwise vary materially and adversely from our current projections, or if other adverse unforeseen circumstances occur, our working capital may still be inadequate to fully fund our operations or meet our future capital needs.
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
     During the third quarter of 2008, we began commercial operations of our 105 million gallon per year capacity biodiesel refinery on this site which also includes terminal operations and 550 thousand barrels of product storage, as well as the ability to process up to 45,000 barrels per month of contaminated methanol (a chemical used in biodiesel production.) We also intend to construct an additional 150 thousand barrels of product storage and a 200 million pound per year capacity glycerin (a byproduct of biodiesel manufacturing) refinery on site. We began commercial production of biodiesel during August 2008 and had to shut the refinery down in September 2008 due to damage incurred by Hurricane Ike. The refinery is expected to resume production mid-November. We expect the glycerin refinery to be completed and operational during the second quarter of 2009, and we expect the remainder of our product storage to be completed during the first quarter of 2009. Any future profits will depend on the successful operation of the refinery as well as on feedstock costs, the price of diesel fuel, and the continuation of tax credits.
     During September 2008, our BioFuels campus incurred moderate damage as a result of Hurricane Ike. As a result of wind and flood damage, we recognized actual losses during the third quarter of approximately $4.0 million, which included initial repairs and environmental cleanup of our campus as well as equipment and inventory losses. As a result of the storm damage, our refinery and terminal operations were not operational during the second half of September and through October. We were able to sell and deliver product out of our terminal in November, and we expect our refinery to begin production again by mid-November.
     Estimated claims and related amounts recoverable under our insurance policies are shown below:

	Estimated Claim	Retainage	Estimated Recovery
Environmental Cleanup	334,000	25,000	309,000
Inventory Loss	2,400,000	25,000	2,375,000
Property Loss	4,315,000	5,000,000	—

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     We also carry business interruption insurance at our BioFuels plant. Due to the start-up nature of our operations, it is difficult to determine the appropriate loss, thus we have not accrued for any claim receivable as of September 30, 2008. We estimate that the eventual claim could be in excess of $2 million. We are currently in the process of filing these claims with the insurance carriers.
     Also related to our BioFuels business segment, we are actively pursuing direct investments in feedstock sources for our biodiesel refinery, including but not limited to various ventures in jatropha nurseries and plantations as well as soybean farms.
BioPower
     In May 2007, we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in Brawley, California, which we began refurbishing during July 2008. During the same time period, we also acquired a power purchase agreement with a major southern California utility to take the full electric production output capacity of the Mesquite Lake when operational. The plant will operate on a combination of wood, manure and agricultural-based fuels. We originally expected to commence electric power generation during either the fourth quarter of 2008 or the first quarter of 2009, however, our project has been delayed due to a permit status review conducted by the Environmental Protection Agency. We now anticipate that the project will be completed during the second half of 2009.
     In August 2008, we acquired an inactive 14 megawatt (nameplate capacity) biomass plant and an associated entity, Telogia Power Unit #2, LLC, located in Telogia, Florida (“Telogia”) for approximately $2.5 million. Telogia has been inactive since the beginning of 2008. The acquisition includes approximately 125 acres of associated land. The plant will operate on wood waste-based fuels. After making certain renovations and improvements to the existing plant, we expect to resume commercial operation during the first quarter of 2009.
Wind Energy
     Until April 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to potential wind energy farm locations in Montana, New Mexico, California and Texas, and continue to operate and gather data produced from wind measurement equipment located on certain of these sites. We also continue to seek additional potential development sites, particularly those that would be near existing power transmission lines or our other renewable energy projects. The nature of these wind energy projects necessitates a longer term outlook than our other projects before they become operational, if ever. We expect to commence construction on two of our Montana wind farms in early 2009, which would involve construction of two ten megawatt wind farms. We expect one of these wind farms to become operational by the third quarter of 2009. Power would be sold into either the merchant market or under a special tariff for projects of this size.
     During 2008, we entered into two additional wind development projects. On May 14, 2008, we entered into an agreement to participate in our first wind energy development project (“Haining City Wind”) outside of the United States, which is located south of Shanghai, Peoples Republic of China. Once fully constructed, the project has the potential to generate up to 300 MW of power and will be developed in partnership with one other party, Chem-Energy, Inc., a U.S.-based developer. GreenHunter Wind Energy will manage and control approximately 85% of the ownership equity of this project. We have also installed two meteorological towers which are obtaining the necessary wind speed data prior to further development of the site.
     During October 2008, we completed the acquisition of an initial 30% membership interest in a wind development project in southeastern Wyoming (“Wheatland Wind”) for $281 thousand. Our ownership interest will increase over time pursuant to a series of development milestones of the project. Assuming all milestones are met, we will ultimately own 65% of the project, and the Southern Ute Growth Fund, a significant shareholder of GreenHunter, will own the remaining 35% of this project. Wheatland Wind will be located on more than 20,000

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
acres of federal land (BLM) located near the town of Wheatland, Wyoming and has the potential to be up to 600 MW in size. The Southern Ute Growth Fund earned the right to participate in this project by posting an irrevocable standby letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. This letter of credit will secure capacity on a new transmission line for electricity related to this project.
     We have also taken steps to address one of the biggest challenges facing wind energy companies, which is the limited availability of wind turbines. To address this challenge, on November 28, 2007, we entered into a master wind turbine supply agreement with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese Company. This agreement provides that MingYang will supply twenty-two 1.5 megawatt (MW) capacity wind turbines to the Company in early 2009 at a price of ten million Chinese RMB each (approximately $1.5 million per turbine at the exchange rate in effect at September 30, 2008). Due to certain conditions that must be met by the supplier under the contract, approximately twenty of these new wind turbine purchases will be extended into 2009. The agreement also provides for the preference to purchase any size of wind turbines supplied by MingYang for use on our wind farm projects in North America through December 31, 2012. The total capacity of wind turbines that could be purchased under this agreement could potentially be more than 900 MW through 2012. We are also seeking additional supply agreements with other domestic and foreign manufacturers.
     We have entered into an additional agreement with MingYang on November 28, 2007 to allow us to invest 75 million RMB (approximately $11.0 million at the exchange rate in effect at September 30, 2008) for an approximate 6% equity interest in MingYang. This investment has been approved by the government of the Peoples Republic of China and is waiting for certain other conditions to be met before it is final. We have deposited a total of $6.3 million, and it is anticipated that the remainder of our investment will be made during the fourth quarter of 2008 if all further conditions are met. We believe this investment will further our goal of developing renewable energy sources on a worldwide basis.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007:
     Biofuels Revenues and Operating Costs
     For the period ended September 30, 2008, we had revenues from methanol sales of $313 thousand and terminal logistic storage and service revenues of $19 thousand. The majority of our sales of methanol during the quarter resulted from excess volumes on hand due to the delay of production at our plant. During 2007, we had revenues from fuel oil sales of $136 thousand and processing revenues of $21 thousand. The 2007 revenues were derived from the specialty chemical and fuel oil operations of CRC which were continued for only a short period after our acquisition of CRC.
     Our cost of sales and services were $2.9 million. These costs included costs of methanol sales of $319 thousand, an inventory valuation adjustment of $533 thousand, and idle barge costs of $659 thousand. The idle barge costs are associated with the short-term lease of several barges beginning March 15, 2008 to transport goods in and out of our Houston facility; these expenses represent both idle time for the barges as well as costs for barge time spent moving product out of our facility for our terminal operations. This lease was cancelled during September 2008. The inventory valuation was a result of decreases in the pricing of our raw materials inventory when compared to their acquisition costs as well as decreases in the market value of biodiesel over our cost to produce. The remainder of our costs related operating supplies, plant labor, and other overhead charges which were not allocated to inventory as a result of start-up activities and excess capacity during the quarter.
     We also incurred losses at our BioFuels plant as a result of Hurricane Ike of $4.0 million. Of these losses, a non-cash loss of $1.1 million was the result of equipment being lost, a non-cash loss of $2.1 million was due to inventory that was lost or contaminated, and the remainder was incurred for repairs to the facility.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     Wind Energy Operating Costs
     We incurred project costs associated with our wind energy projects of approximately $165 thousand in the 2008 period compared to approximately $49 thousand in the 2007 period. Our costs increased significantly as we identified and began evaluating new lease opportunities in Texas, China, and Montana. Project costs primarily consist of land lease costs and engineering studies.
     Depreciation Expense
     Depreciation expense was approximately $1.0 million during the 2008 period versus approximately $23 thousand during the 2007 period, due primarily to beginning commercial operations and the resulting depreciation of our BioFuels refinery and terminal operations during August.
     Selling, General and Administrative Expense
     Selling, general and administrative (“SG&A”) expense was approximately $2.9 million during the 2008 period versus approximately $794 thousand during the 2007 period.
     Our unallocated corporate SG&A expenses were $1.2 million and $664 thousand during the 2008 and 2007 periods, respectively. Personnel-related costs for the 2008 quarter resulted in a credit of $132 thousand and included a credit of $757 thousand due to performance-based options which were not deemed likely to vest or were forfeited during the third quarter, which was partially offset by increases due to the hiring of additional executive and other management staff to manage the increased scope of operations in 2008. We also had state and local taxes of $87 thousand, travel and marketing costs of $224 thousand, legal and other professional fees of $771 thousand, and office-related costs of $176 thousand during the 2008 period. Increases across all of these categories were associated with becoming a publicly-traded company as well as increasing the scope of our operations during 2008.
     Wind Energy incurred $330 thousand of SG&A expense in the 2008 period as compared to $55 thousand in the 2007 period. The largest component of our 2008 expense is personnel-related due to the increased scope of our operations as we added project developers and established new offices in Texas and Minnesota related to our wind projects.
     BioFuels incurred $1.1 million of SG&A expense, including $122 thousand of selling costs in the 2008 period, versus $76 thousand of SG&A expense in the 2007 period. Costs of $485 thousand related to consultants, temporary labor, employee benefits and training that were incurred as we prepared for operations at our Houston campus while $104 thousand relates to marketing and logistics efforts at our campus. Additional SG&A expenses relate to legal fees, governmental initiatives, and business insurance costs related to our BioFuels campus.
     BioPower incurred approximately $136 thousand of SG&A expense due to operations versus none in the 2007 period. BioPower’s expense is related to consulting and other administrative expense incurred related to our Mesquite Lake and Telogia biomass projects.
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
     Operating Loss
     Our operating loss was approximately $10.7 million in the 2008 period versus a loss of approximately $920 thousand in the 2007 period, due principally to increases in costs of goods and services as our BioFuels plant is beginning operations as well as increases in selling, general and administrative expenses as a result of our increased scope of operations during the 2008 period and the hurricane loss.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     Our Wind Energy segment generated an operating loss of approximately $510 thousand during 2008 as compared to an operating loss of approximately $112 thousand during 2007 due to an increase in general and administrative expense and project costs as we added personnel and expanded our portfolio of wind projects.
     Our BioFuels segment generated operating losses of $8.7 million and $143 thousand during the third quarters of 2008 and 2007, respectively. The large increase in loss was due to the addition of personnel, initial operating costs and professional fees related to the construction and start-up operations of our Houston biodiesel refinery as well as the hurricane losses suffered by the plant during the third quarter of 2008.
     Our BioPower segment generated an operating loss of approximately $139 thousand during the 2008 period versus none during the 2007 period, as this segment began operations after the second quarter of 2007.
     Our unallocated corporate operating losses were approximately $1.3 million during the 2008 period versus approximately $664 thousand during the 2007 period as general and administrative expenses increased due to personnel additions, costs related to becoming a public company and the expansion of our operations.
     Other Income and Expense
     Interest income was approximately $120 thousand in the 2008 period versus approximately $65 thousand in the 2007 period due to interest which was earned on higher resulting cash balances as a result of the issuances of debt and common and preferred stock during 2007 and 2008. Interest and other expense was approximately $1.4 million in the 2008 period versus approximately $114 thousand in the 2007 period due to the increase in debt from the issuance of debentures as well as non-recourse and other debt to incurred to purchase and fund the construction of our renewable fuels campus and the purchase of our corporate headquarters.
     Net Loss
     We realized a net loss of approximately $11.9 million during the third quarter of 2008 compared to $969 thousand during the 2007 period. Increases in our cost of sales and services at our BioFuels campus as well as our general and administrative costs were the primary factors in the increased loss during the 2008 period.
     Preferred Dividends
     Dividends on our preferred stock were $250 thousand in the 2008 and 2007 periods due to quarterly payments on our Series A Preferred Stock.
     Deemed Preferred Dividends
     We recorded non-cash deemed preferred dividends of $13.9 million in relation to the Series B to reflect the excess of the fair value of the securities issued in the transaction over the carrying value of the warrants cancelled.
     Additionally, in association with our September 15, 2008 dividend, we recorded non-cash dividends on both series of our preferred stocks of $599 thousand which was equal to the fair value of the warrants issued on that date.
     Net Loss to Common Stockholders
     Our net loss to common stockholders was approximately $26.7 million in the 2008 period versus approximately $1.2 million in the 2007 period, due to higher dividends during the 2007 period as a result of deemed dividends issued on our both series of our preferred stock as well as increased net losses as a result of increased operating expenses as we expanded our operations. Our net loss per share increased to $1.32 in the 2008 period, up from $0.07 in the 2007 period.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007:

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     Since we acquired 100% of the common stock of CRC on April 13, 2007, our operating results in the nine month period during 2007 only reflect approximately 5.5 months of operating results from CRC.
     Biofuels Revenues and Operating Costs
     For the first nine months of 2008, we had revenues from methanol sales of approximately $610 thousand, animal fat sales of $18 thousand, and terminal service and storage revenues of $348 thousand. During 2007, we had revenues from fuel oil sales of $616 thousand and processing revenues of $96 thousand. The 2007 revenues were derived from the specialty chemical and fuel oil operations of CRC which were continued for only a short period after our acquisition of CRC.
     We had costs of sales and services of approximately $4.1 million. The largest component of these costs was associated with freight charges of approximately $1.2 million. These costs are associated with the short-term lease of several barges beginning March 15, 2008 to transport goods in and out of our Houston facility; these expenses represent both idle time for the barges as well as costs for barge time spent moving product out of our facility for our terminal operations. This lease was cancelled during September 2008. We also had costs of methanol and animal fat sales of $475 thousand, labor and materials used in plant start-up and initial operations of $1.9 million, and an inventory valuation of $533 thousand. The inventory valuation was a result of decreases in the market pricing of our raw materials inventory when compared to their acquisition costs as well as decreases in the market value of biodiesel over our costs to produce. Our operating costs consist primarily of labor, utilities and supplies used to prepare our Houston plant for commercial operations during the first seven months of 2008 as well as labor, utilities and supplies allocated to excess capacity of the plant during August and September while the processes were being fine-tuned. The freight and operating costs during the prior year period related to the specialty chemical and fuel oil operations which continued at the plant until July 2007.
     We also incurred losses at our BioFuels plant as a result of Hurricane Ike of $4.0 million. Of these losses, a non-cash loss of $1.1 million was the result of equipment being lost, a non-cash loss of $2.1 million was due to inventory that was lost or contaminated, and the remainder was incurred for repairs to the facility.
     Wind Energy Operating Costs
     We incurred project costs associated with our wind energy projects of approximately $359 thousand in the 2008 period compared to approximately $242 thousand in the 2007 period. The increase was due to the lease and acquisition of additional wind data on the existing and new Montana, New Mexico, Texas, China and California wind projects.
     Depreciation Expense
     Depreciation expense was $1.2 million during the 2008 period versus $72 thousand during the 2007 period, due primarily to beginning commercial operations and the resulting depreciation of our BioFuels refinery and terminal operations during August 2008.
     Selling, General and Administrative Expense
     Selling, general and administrative expense was approximately $16.5 million during the 2008 period versus approximately $8.1 million during the 2007 period.
     Our unallocated corporate SG&A expenses were $12.2 million and $7.6 million during the 2008 and 2007 periods, respectively. The largest component of general and administrative expense for both periods was stock compensation of $7.3 million for 2008 and $6.6 million for 2007, respectively. The 2007 stock compensation was primarily related to initial officer grants which vested immediately, while the 2008 expense consists of multiple employee incentive grants which generally vest over three years. Approximately $2.3 million of this stock compensation expense is related to unvested performance grants which we estimate will ultimately vest due to certain performance metrics being achieved. In the event that we determine that these metrics are not likely to be met, we will reverse any associated stock compensation expense. Other personnel-related costs for 2008 were $1.4

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
million and included the hiring of additional executive and other management staff to manage the increased scope of operations in 2008. We also had travel and office-related costs of $1.2 million during the 2008 period which increased during 2008 due to additional personnel as well as project and capital-raising initiatives. Professional fees were $2.0 million as we incurred legal, accounting, director and consulting fees associated with becoming a publicly-traded company as well as increasing the scope of our operations during 2008.
     Wind Energy incurred approximately $885 thousand of SG&A expenses in the 2008 period as compared to approximately $262 thousand in the 2007 period. The largest component of our 2008 expense was personnel-related due to the increased scope of our operations as we added project developers and established new offices in Texas and Minnesota related to wind projects.
     BioFuels incurred approximately $3.0 million of SG&A expenses in the 2008 period versus $301 thousand in the 2007 period. Costs of $1.4 million were personnel-related due to additions in the supply, marketing, logistics and administrative areas of our Houston renewable fuels campus. The remainder of the selling, general and administrative expenses related to legal fees, governmental initiatives, and marketing costs related to the start of our plant operations.
     BioPower incurred $443 thousand of SG&A expense due to operations versus none in the 2007 period. BioPower’s expense is related to consulting and other administrative expense incurred in association with our Florida and California biomass plants.
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
     Operating Loss
     Our operating loss was $25.3 million in the 2008 period versus a loss of $8.3 million in the 2007 period, due principally to the increase in both operating costs and general and administrative expense.
     Our Wind Energy segment generated an operating loss of $1.3 million during 2008 as compared to an operating loss of $527 thousand during 2007 due to an increases in general and administrative and project costs as we added personnel and offices in order to expand our portfolio of potential wind projects.
     Our BioFuels segment generated an operating loss of $11.2 million during the 2008 period as compared to a loss of $193 thousand for the 2007 period. This was due to the fact that this segment was acquired during the second quarter of 2007 as well as to increased operating and general and administrative costs related to the construction and initial operations at our Houston campus. We also incurred $4.0 million in losses in our BioFuels segment related to Hurricane Ike.
     Our BioPower segment generated an operating loss of $447 thousand during the 2008 period versus none during the 2007 period, as this segment began operations after the second quarter of 2007.
     Our unallocated corporate operating losses were $12.3 million during the 2008 period, which included $7.3 million of stock compensation expense, versus $7.6 million in the 2007 period as general and administrative expenses increased due to continuing increases in our personnel and operating activities.
     Other Income and Expense
     Interest income was $589 thousand in the 2008 period versus $174 thousand in the 2007 period due to interest which was earned on higher resulting cash balances as a result of the issuances of debt and common and preferred stock during 2007 and 2008. Interest and other expense was $2.3 million in the 2008 period versus approximately

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
$295 thousand in the 2007 period due to the increase in debt from the issuance of debentures and from the increase in non-recourse and other debt to purchase and fund the construction of our renewable fuels campus and the purchase of our corporate headquarters.
     Net Loss
     We realized a net loss of $27 million in the 2008 period compared to a net loss of $8.4 million during the 2007 period due to the increases in our operating loss and interest expense which were partially offset by the increase in interest income in the current period.
     Preferred Dividends
     Dividends on our preferred stock were $750 thousand in the 2008 period versus $458 thousand in the 2007 period. The increase was due to the dividends paid on our Series A Preferred stock which was issued during the second quarter of 2007.
     Deemed Preferred Dividends
     We recorded a preferred dividend of $13.9 million in relation to the Series B issuance which was calculated as the difference between the conversion price of $7.50 and the market price of $15.45 on the date of issuance.
     In association with our September 15, 2008 dividend, we recorded additional non-cash dividends on both series of our preferred stocks of $599 thousand which was equal to the fair value as the warrants issued on that date.
     Net Loss to Common Shareholders
     Our net loss to common stockholders was $42.3 million in the 2008 period versus approximately $9.8 million in the 2007 period, primarily due to increases in operating costs due to our increased scope of operations as well as higher dividends during the 2008 period as a result of the issuance of our Series B Preferred Stock as well as dividends issued on both series of our preferred stock. Our net loss per share increased to $2.11 in the 2008 period, up from $0.59 in the 2007 period.
Liquidity and Capital Resources
Please see our Current and Prospective Capital Needs discussion at the beginning of Item 2 for a discussion of our current financial condition.
Cash Flow and Working Capital
     As of September 30, 2008, we had cash and cash equivalents of $2.2 million and additional cash restricted for use in construction of our renewable fuels campus in Houston of $300 thousand. At September 30, 2008, we had working capital of $2.5 million. This compares to cash and cash equivalents of approximately $18.8 million and working capital of $15 million at December 31, 2007. The changes in cash and working capital were due to the operating, investing and financing activities described below.
Operating Activities
     Our operating activities used cash of $24.7 million during the first nine months of 2008. Cash-adjusted operating losses used $14.3 million as we hired executive, management, marketing, logistics and project development staff for the expansion of our operations, paid operating costs related to the construction and start-up of our biodiesel refinery, and paid other professional fees related to becoming a publicly-traded company. We also used $17.3 million to purchase feedstock inventory for our Houston renewable fuels campus.
Investing Activities

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     We used $57.3 million for investing activities during the nine months ended September 30, 2008. We used approximately $37.2 million for capital expenditures at our Houston BioFuels campus, $533 thousand for equipment at our corporate headquarters, $13 million for capital expenditures related to our BioMass plants in Florida and California, and approximately $284 thousand for equipment related to our Wind Energy projects. We also deposited $5.3 million related to our pending MingYang investment. Please see our Capital Expenditures Forecast section below for additional information relating to our capital spending.
Financing Activities
     Convertible Debt
     On January 1, 2008, our existing convertible note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10% due on December 31, 2008. The note was converted by the holder into our common stock during August 2008. The note was converted at a price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for $285 thousand of accrued interest rolled into the note at a later date, resulting in the issuance of 594,011 shares of GreenHunter stock to the holder.
     10% Series A Senior Secured Redeemable Debentures
     We issued approximately $13.7 million of these Debentures during the first nine months of 2008, receiving proceeds of approximately $12.3 million net of selling costs. We continued the sale of these Debentures through April 2008, at which time we cancelled the program.
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
     As of September 30, 2008, loan balances were $33.5 million under the term loan facility and $10 million under the working capital facility. Borrowings in the first nine months of 2008 under the term loan facility were approximately $31.9 million. Borrowings under the working capital facility for the first nine months of 2008 were approximately $17.2 million, and repayments under the working capital facility were $7.2 million. The cash received under these borrowings was kept in depository accounts under control of the bank and is restricted in use to pay for construction and other costs approved by the bank. Since borrowing under the term loan facility is only allowed once each month under terms of the credit facility, we must borrow in advance of each month’s expected expenditures in order to be able to make timely payments. The balance in the restricted cash accounts at September 30, 2008 was approximately $300 thousand.
     Series B Preferred Stock
     During August 2008, we issued 10,575 shares of $1,000 par Series B Convertible Preferred Stock for proceeds of $10.6 million, net of expenses.
     Warrant and Option exercises
     During the nine months ended September 30, 2008, we issued 425,250 shares upon the exercise of warrants and options for proceeds of $2.3 million.
     Treasury Shares
     During the third quarter of 2008, we repurchased 89,400 shares of treasury stock for $1.4 million. Our Board has approved the repurchase of up to 500,000 shares off the open market.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     9% Series B Senior Secured Redeemable Debentures
     During July, 2008, we announced the offering of a 9% Series B Senior Secured Redeemable Debenture. These notes have a term of five years and may be exchangeable into shares of GreenHunter Energy, Inc. common stock after one year, at the discretion of GreenHunter. These debentures are non-recourse to GreenHunter Energy, and will be secured by our GreenHunter Mesquite Lake common stock once the offering raises $15 million. These Debentures broke escrow during October 2008, and we have raised $2.5 million through November 6, 2008.
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
     Common Stock Issued for Convertible Notes Payable
     During August 2008, the Gary Evans, the holder of our Convertible Note converted the $3.1 million principal balance of the note into 594,011 restricted common shares. Interest was paid through the date of the exchange.
     Other Common Stock Transactions
     During February 2008, we issued 5,512 shares of our common stock at $18.91 per share to the GreenHunter Energy, Inc. 401(k) Employee Stock Ownership Plan as a voluntary employer match for the 2007 plan year. We also issued 1,667 restricted shares at $19.19 per share as an employment inducement grant.
     Employee Stock Options
     During the first three quarters of 2008, the Board of Directors authorized the issuance of 3,243,500 employee stock options to directors and employees at prices ranging from $5 to $22.75 per share with a weighted average price of $19.17 per share. The options have a life of ten years and 474,000 vested immediately, 1,902,000 are performance based, and 867,500 are service based. Of the performance based options, 20,000 vested based upon performance conditions that were met in 2008, 632,000 vest upon performance conditions that are expected to be met during 2008 through 2010, 697,000 are not expected to vest, 528,000 have been forfeited, and 25,000 have expired. Of the service based options, 850,500 options vest in equal amounts over a three year period beginning with the date of grant, and 17,000 options have been forfeited.
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
     Dividend
     On September 15, 2008, we distributed dividends of one common stock warrant for every ten common shares owned to all common shareholders and preferred shareholders (on an “as converted” basis) of record as of August 30, 2008. We issued 2,470,004 of these warrants during September and recorded a dividend to common shareholders of $3.2 million and a dividend to preferred shareholders of $599 thousand. These warrants have a term of three years and an exercise price of $27.50 per common share.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     Inducement warrants
     During the third quarter of 2008, we issued 162,250 warrants to holders of our $7.50 common stock warrants upon their exercise of the $7.50 warrants. These warrants have an exercise price of $25.00 and expire during April 2012.
Capital Requirements
     Capital Expenditures Forecast
     For 2008, the Board of Directors has approved management requests for a capital expenditure budget of $170 million, including $65 million for the BioFuels business, $6 million for the BioPower business, $90 million for the Wind Energy business, and $9 million for the remainder of the MingYang equity investment. While we believe our current resources are adequate to meet our current operating needs through at least 2008, we believe that due to current market conditions, it is not likely that we will be able to raise the capital necessary to complete our 2008 capital plan. We have accordingly put certain projects on hold indefinitely and delayed others until 2009.
     BioFuels
     The total budgeted capital expenditures for BioFuels for 2008 is $65 million, including total construction costs of our Houston renewable energy campus of $56 million which consists of $31 million for the biodiesel, methanol and glycerin refineries and $25 million for the terminal facility. Due to market conditions and recovery efforts as a result of Hurricane Ike, we have put the plans for the remaining terminal facilities and glycerin refineries on hold indefinitely. We plan to make limited capital additions during the remainder of 2008 and the first quarter of 2009.
     Once in operation, we now require additional financing to cover our anticipated working capital needs to operate the refinery, including carrying costs on inventories of up to $100 million if we operate at full capacity. We currently plan to only operate at approximately 50% of the available capacity at our refinery which would require working capital of approximately $30 million. The exact amount of our working capital requirement is unknown at this time and will be dependent on a number of factors, including the percentage of petroleum diesel to be blended with biodiesel and sold in domestic markets and the purchase and sales contract terms we are able to negotiate, as well as the production levels we operate our facility at. We also may choose to operate the refinery under tolling agreements whereby we would process raw materials owned by third parties for a fee and would therefore require lower working capital.
     BioPower
     BioPower has budgeted $6 million in capital expenditures in 2008, including refurbishment costs of $5.5 million for the Mesquite Lake biomass facility located in Brawley, California and $500 thousand for conversion and installation of the biodiesel co-gen project at BioFuels’ Houston campus. The biodiesel co-gen equipment was lost as a result of Hurricane Ike, and we will most likely not resume the co-gen project. The refurbishment of Mesquite Lake has been put on hold while we go through a permit review with the Environmental Protection Agency as a result of the plant not being in operation for several years. We expect to resume construction of this project during the second half of 2009. Prior to the Mesquite Lake project being put on hold, we had spent $8.5 million in relation to the refurbishment.
     We have also purchased an inactive biomass plant in Telogia, Florida, which will require renovations prior to resuming operations. We estimate these costs will be in the range of $8.8 million and plan to raise funds for the project through either debt or equity financings during 2009.
     Wind Energy and MingYang Investment
     Wind Energy has budgeted $90 million in 2008 for construction of one or more wind farm projects located in Montana and for the purchase of wind turbines. We have also budgeted to invest approximately $10 million for an approximate 6% equity interest in MingYang, of which approximately $6.3 million has been deposited through

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
September 30, 2008. Due to market conditions, limited availability of turbines in the United States and capital restraints, we have delayed the construction of these wind projects until 2009.
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
     Volatilities in commodity prices and capital markets may affect the value of certain of our assets as well as our ability to obtain capital. Recent adverse movements in the pricing of the biodiesel and feedstock markets will adversely affect the margins realized by our BioFuels complex and may force us to place further valuations on our inventories.
     Conditions in both domestic and international markets may adversely affect our ability to expand our current term loan facility and may also impair the value of certain of our assets. Similarly, if the current credit conditions of the U.S and international capital markets persist or deteriorate, we may not be able to obtain debt and equity capital at costs that would enable us to fund the capital needs of projects under contract, under construction, or new projects under consideration.
     Further, if we are unable to obtain needed capital, our auditors may provide a qualified opinion on our year-end financial statements.
     The assumptions in our business plan have not been tested as we have only recently begun limited commercial production at our Houston location and have not begun commercial production at any of our wind or biopower projects. As a result, we have based our business plan on agreements that are not yet operational as well as on proposals that have not yet been finalized or implemented. Definitive versions of such agreements, documents, plans, or proposals may never be finalized or, when finalized, may contain terms or conditions that vary significantly from our assumptions or may not prove to be profitable or may otherwise not perform in accordance with our assumptions.
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
     In our BioFuels business, we face additional uncertainty as to the cost and availability of feedstock and chemicals to produce biodiesel and glycerin as well as in the demand for and price of these products. Our ability to produce biodiesel profitably also depends on the continued availability of the $1 per gallon federal tax credit for

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
blenders of biodiesel. This tax credit has been extended until December 31, 2010 by the United States government. The government could restrict the availability of this credit in the future in a manner that might interfere with our plans to obtain feedstocks worldwide or in our plans to market our biodiesel production worldwide.
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
     In the United States, the demand for our biodiesel product will depend on its acceptance as a substitute fuel for petroleum-based diesel and on mandates and incentives for its use enacted by federal, state, and local governments. While we anticipate the demand in the domestic market to grow during 2009, there is no guarantee that this will occur. Our ultimate success in developing a domestic market for our biodiesel product might also depend on our ability to create a distribution network and terminal operations to meet demand as and if it grows.
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
     There have been no changes to our critical accounting policies for the period ended September 30, 2008. For a discussion of our other critical accounting policies, refer to our Form 10-K for the year ended December 31, 2007.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
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

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
to the former stockholders of CRC (now BioFuels). This debt guarantee expired with the retirement of this debt as the result the exchange of 117,998 shares of our common stock for this debt in February 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through September 30, 2008.
Commodity Price Risk
     Our biodiesel production will be dependent upon feedstock oils, which are derived from agricultural commodities such as vegetable oils (soybeans, rapeseed, canola, palm and jatropha) and animal fats (poultry, pork, and beef tallow.) Significant reductions in the harvest of these commodities due to a number of factors, including adverse weather conditions, domestic and foreign government farm programs and policies, and farmer planting decisions as well as changes in global demand and supply could result in increased feedstock oil costs which could increase our costs to produce biodiesel. The increase in the costs of our raw materials may not be accompanied by an increase in the selling prices of our biodiesel. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
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
     At September 30, 2008, we were exposed to foreign currency risk through our contract for the purchase of wind turbines which commits our company to purchase 22 wind turbines at a fixed price of 10 million RMB each during 2008 and 2009 as well as our remaining 30 million RMB potential obligation for an approximate 6% equity interest in MingYang.
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future we may enter into interest rate derivatives to change portions of our debt from floating to fixed. At September 30, 2008, we carried approximately $43.5 million in variable rate debt.
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

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Orion Ethanol, Inc, a Nevada corporation, Plaintiff, vs. GreenHunter Energy, Inc. a Delaware corporation, GreenHunter BioFuels, Inc. a Texas corporation, Gary C. Evans, et al, Defendants, in the United States District Court for the District of Kansas. Plaintiff brought suit against the defendants on June 16, 2008 alleging that GreenHunter Energy and GreenHunter BioFuels entered into a conspiracy with the other defendants to weaken the plaintiff, acquire or divert its assets and opportunities and ultimately gain control and ownership of plaintiff. Specifically, plaintiff alleges that GreenHunter Energy and GreenHunter BioFuels tortiously interfered with Plaintiff’s opportunities and expectancies in acquiring certain assets and interfered with the plaintiff’s ability to complete financing with a banking institution. The lawsuit also alleges claims against Mr. Evans, a former officer and director of the plaintiff, for conflicts of interest and breaches of fiduciary duties in connection with his actions as such an officer and director.
     Defendants have been served with this lawsuit and we have filed our initial response with the court. Defendants vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit.
     Bioversel, Inc. f/k/a Bioversel Trading, Inc., Plaintiff, vs. GreenHunter BioFuels, Inc., Defendant, in the District Court of Harris County, Texas, 55th Judicial District. Plaintiff brought suit against the defendant on September 24, 2008 alleging that the defendant has repudiated its biodiesel tolling agreement, as amended, with the plaintiff. The plaintiff has alleged breach of contract, fraud and conversion regarding defendant’s ability to process feedstock into biodiesel under the contract.
     Defendant has been served with this lawsuit and has answered the lawsuit. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit. Defendant will be filing a countersuit against plaintiff for failure to make payments to defendant under the contract.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following information relates to all securities issued or sold by us during the period covered by this report and not registered under the Securities Act of 1933. Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act of 1933 under Section 3(a)(9) of the Securities Act of 1933. There were no underwriters employed in connection with any of the transactions set forth herein.
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

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
payable by GreenHunter BioFuels, Inc. in return for 23,599 shares of our Common Stock, $.001 par value per share. The shares were valued at $15.89 per share.
     On August 21, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with West Coast Opportunity Fund, LLC (the “Buyer”).
     As described below, we authorized a new series of convertible preferred stock designated as 2008 Series B Convertible Preferred Stock (the “Series B Preferred”), which Series B Preferred will be convertible into our common stock, par value $0.001 per share (the “Common Stock”), in accordance with the terms of the Series B Certificate of Designations.
     On March 9, 2007, the Buyer (and other investors) and us entered into that certain securities purchase agreement pursuant to which the Buyer purchased an aggregate of (i) 11,750 shares of our Series A 8% convertible Preferred Stock (the “Series A Preferred”), (ii) warrants to purchase 1,410,000 shares of Common Stock (the “2007 Warrants”), and (iii) 470,000 shares of common Stock. Pursuant to the Purchase Agreement, Buyer (i) returned the 2007 Warrants to us and we cancelled the 2007 Warrants in connection with the transactions contemplated hereunder and (ii) purchased for $10,575,000 (a) 10,575 shares of Series B Preferred (the shares of common Stock into which such Preferred Stock is convertible being referred to as the “Conversion Shares”), and (b) Warrants (the “Warrants”), to acquire 1,410,000 shares of Common Stock (as exercised, collectively, the “Warrant Shares”).
     Exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), for the transactions described above are claimed under Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and Buyers were accredited investors and had access to the kind of information that registration would provide. Appropriate investment representations were obtained pursuant to the purchase agreements, and the securities were or will be issued with restricted securities legends.
     (c) The following table provides information about purchases made by us during the three months ended September 30, 2008, of our common stock.

			(c)
			Total Number of
			Shares Purchased	(d)
			as Part of a	Maximum Number
			Publicly	of Shares that May
	(a)	(b)	Announced	Yet be Repurchased
	Total Number of	Average Price Paid	Repurchase	Under the Plan or
Period	Shares Purchased	per Share	Program	Program

July 1 through July 31, 2008	—		—	500,000
August 1 through August 31, 2008	77,100	$15.19	77,100	422,900
September 1 through September 30, 2008	12,300	$14.55	12,300	410,600

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation
3.2*	Amendment to the Certificate of Incorporation
3.3*	Bylaws
4.1****	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock
4.2****	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC
4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors
4.4****	Certificate of Designations of 2008 Series B Convertible Preferred Stock
10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders
10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders
10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement
10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility
10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.
10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors
10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders
10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.
10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.
10.10*	Form of Power Purchase Agreement with Southern California Edison, dated December 21, 2006.
10.11***	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time
10.12**	Subscription and Equity Transfer Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007
10.13**	Master Turbine Supply Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007
10.14†	Securities Purchase Agreement between Aspire Oil Services Limited and GreenHunter Energy, Inc., dated as of October 28, 2008.
*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007
**	Incorporated by reference to the Company’s Form 10-K, dated March 31, 2008
***	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008
****	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008
†	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: November 14, 2008	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman, President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ David S. Krueger
David S. Krueger
Vice President, and Chief Financial Officer