Form 10-K
period 2008-12-31
GreenHunter Energy, Inc.
filed 2009-04-16
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (972) 410-1044
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.001 par value)	NYSE Amex
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☑
As of June 30, 2008, the aggregate market value of voting stock held by non-affiliates was $48,391,916 as computed by reference to the closing price on that date.
The number of shares outstanding of the registrant’s common stock at April 10, 2009 was 21,024,440.

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
Business
     GreenHunter’s business plan is to acquire businesses, develop projects and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We intend to become a leading provider of clean energy products offering residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources. Headquartered in Grapevine, Texas, we were formed with the aim of changing the way power and renewable energy fuels are produced and ultimately distributed. Our goal is to be more efficient and therefore provide more economic returns for our shareholders.

     We are currently focused on the renewable energy sectors of wind, biomass and biofuels. Our assets consist of leases of real property for future development of wind energy projects located in Montana, New Mexico, Texas, Wyoming and California, one of the nation’s largest biodiesel refineries located in Houston, Texas, and a biomass power plant located in El Centro, California. It is our intention in the future to expand our renewable portfolio to possibly include solar, geothermal and ethanol (generated from sources other than corn). We believe a unique opportunity exists at our El Centro, California holdings to possibly build a “renewable energy campus” that could include some or all of these alternative energy businesses, including solar, geothermal and sugarcane based ethanol.
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
     Ernst & Young includes biofuels in its renewable energy index. The United States is at the top of the “All Biofuels Index” due to its recent strength and scale of development, its high gasoline and diesel consumption and its sophisticated financial markets.
     The biodiesel market has grown significantly over the past several years with most consumption concentrated in the federal, state and local government. According to the National Biodiesel Board, U.S. biodiesel production was approximately 15 million gallons in 2002 and U.S. production has grown to an estimated 690 million gallons in 2008. By comparison, the European biodiesel market is more mature than the U.S. market, having consumed approximately 1 billion gallons of biodiesel in 2005. While current economic conditions and the recent EU tariff on U.S. produced biodiesel have created extremely challenging conditions for the biodiesel market, we believe the following factors will contribute to its ultimate recovery.
          Drivers of the biodiesel market include:
•	Beneficial government initiatives and incentives. Initiatives and incentives at the federal, state and local government levels enhance the economics and market demand for biodiesel production. These initiatives include tax credits as well as mandates for increased use of biodiesel and biodiesel blends.

•	Environmental benefits. Biodiesel is biodegradable, nontoxic and essentially free of sulfur and aromatics. Additionally, biodiesel reduces tailpipe exhaust emissions, greenhouse gas emissions and sulfur dioxide emissions (acid rain) and minimizes black smoke and smog-causing particulate matter.

•	Easy integration into existing infrastructure. As discussed above, biodiesel can be used in diesel engines with no modifications as B100 or mixed with petroleum diesel, such as the B20 and B5 blends. A blended biodiesel may enhance petroleum diesel because it has the ability to extend engine life and decrease operating expenses due to the increase in engine lubricity.

•	Increased energy security. U.S. domestic oil production has continuously declined while demand has grown since the mid-1980s, increasing dramatically our nation’s import requirements of crude oil from third world countries. Use of biodiesel, which can be produced with a variety of feedstocks from both domestic and worldwide sources, can help reduce dependence on imported oil. Many of these feedstocks are normally unfit for human consumption.

•	Imbalance of supply and demand. We believe that the biodiesel industry lacks sufficient capacity for production of high quality B100 to meet anticipated demand for biodiesel as well as current biodiesel specifications mandated by the U.S. government. ASTM D-6751-08 requires a new Cold Soak Filtration test standard which will create problems for biodiesel producers who use animal fats and palm oil feedstock and lack distillation technologies that exist at our state-of-the-art refinery.
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
     Biodiesel contains no petroleum and is a renewable fuel because it can be made from a variety of renewable raw materials, or ''feedstocks’’, including vegetable oils, animal fats and recycled cooking oils. Biodiesel performs comparably to petroleum diesel in terms of fuel economy, horsepower and torque and offers many benefits over petroleum diesel. The use of biodiesel reduces greenhouse gas emissions (both tailpipe emissions and emissions on a total lifecycle basis, including emissions created in the production of biodiesel), as well as other emissions such as particulate matter, carbon monoxide and unburned hydrocarbons. Biodiesel is more biodegradable than petroleum diesel and is also safer to transport due to the higher temperature at which biodiesel ignites, known as its flashpoint.
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
     Transesterification
     Non-petroleum fats and oils can be made into methyl esters through a chemical reaction called transesterification. To cause transesterification (or, to cause fats and oils to become methyl esters), the fats and/or oils must be mixed with alcohol in the presence of a catalyst. A catalyst is a chemical that helps a chemical reaction proceed more quickly and thoroughly. We will use methanol as the alcohol for the transesterification of vegetable oils and animal fats. Although the use of other alcohols is possible, they are not economically feasible at this time.
     The separation of FFAs and other compounds from whole triglycerides is known as “refining”. In its biodiesel process, we continuously refine fats and oils, and then use a continuous combination process that transesterifies the fats and oils to methyl esters. The combination aspect of our process also makes it possible to convert the separated FFAs and other compounds that were refined out of the triglycerides to methyl esters. We use a chemical reaction/process known as acid-esterification to convert FFAs and other compounds to methyl esters or to glyceride compounds that can, in turn, be converted to methyl esters. Acid-esterification is a chemical reaction where FFAs are mixed with a strong acid (sulfuric acid in our case) in the presence of methanol. Acid-esterification changes FFAs into mono-glycerides, di-glycerides and methyl esters. The stream of acid-esterified material then rejoins the triglyceride stream going to the transesterification process. By recovering and converting the FFAs and other compounds to methyl esters, the GreenHunter process is highly efficient, making the most methyl esters from every unit of fat/oil entering our process.
     The GreenHunter process will ultimately achieve feedstock conversion yields of approximately 99% for two reasons: First, the combination process allows recovery and conversion of FFAs and other compounds to methyl esters. Second, GreenHunter will use a distillation process to polish or purify its methyl esters. All but 1% (plus or minus) of the non-methyl ester compounds removed in the distillation process shall be recycled to the front of the GreenHunter process for another opportunity to be converted to desirable methyl ester product. The recycled material will consist of mono-glycerides, di-glycerides and tri-glycerides that were not successfully converted in their earlier exposure to the combination process.

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
     Methanol
     The GreenHunter process includes the ability to recover and re-use all excess methanol used in the combination process. Our refinery located in Houston, Texas has a methanol distillation system/department that is five times larger than required to meet the direct needs of the 105 million gallon-per year biodiesel production capacity at the Houston site. As a result, we have the ability and opportunity to source off-spec methanol from third-party sources, distill it and sell it as a secondary business at the same location.
Biodiesel Quality Standards
     GreenHunter methyl esters/biodiesel meets or exceeds American Society of Testing Materials, or (“ASTM”), and European, or (“EN”), standards — ASTM D6751-08 and EN 14214.
     In the U.S, biodiesel quality is measured against the ASTM standard D6751-08, which specifies the 18 required properties of B100 biodiesel for use as a blend component with petroleum diesel fuel. This standard specifies, among other parameters, the maximum amounts of contents of certain matter including acid, free glycerine, total glycerine, water and sediment content, sulfated ash, total sulfur, copper corrosivity, carbon residue and phosphorous.
     The standard also specifies minimum flash point and cetane numbers. The ASTM recently revised the standard to include cold soak filtration specifications. The cold soak filtration test subjects the biodiesel to a soak period at cold temperatures, re-warms the fuel, and then filters the biodiesel through 0.7 micron filter. The test is a qualitative evaluation meant to replicate performance of the biodiesel in cold climates. Compliance with these standards requires a process that provides for complete transesterification and efficient and thorough separation and purification processes.
          In October 2008, ASTM International, published the biodiesel blend specifications for general use. The new blend specifications included:
•	ASTM D975-08a, Specification for Diesel Fuel Oils — used for on- and off-road diesel applications; revised to include requirements for up to 5 percent biodiesel.

•	ASTM D396-08b, Specification for Fuel Oils — used for home heating and boiler applications; revised to include requirements for up to 5 percent biodiesel.

•	ASTM D7467-08, Specification for Diesel Fuel Oil, Biodiesel Blend (B6 to 20) — a completely new specification that covers finished fuel blends of between 6 (B6) and 20 (B20) percent biodiesel for on- and off-road diesel engine use.

          The majority of Original Equipment Manufacturers (OEMs) viewed the adoption of the ASTM blended fuel specification as a key component for full, universal acceptance of B20. Several OEMs had requested this specification for years, and having it in place makes way for increased usage of biodiesel. Even before the recent revisions, hundreds of major fleets are using B20 biodiesel, including all branches of the U.S. military for administrative uses and more than 200 school districts. The blended fuel specification Biodiesel blends are available to the public at more than 1,250 retail filling stations nationwide.
     In order to be designated biodiesel, you must meet the technical standards of ASTM 06751-08. The EN 14214 Standards are the European standards for biodiesel production. We would not be able to receive the various tax credits and incentives if these standards were not met. .
Feedstocks
     A wide range of feedstocks may be used to produce biodiesel, including vegetable oils (such as soybean and canola oils), palm oils, animal fats (such as tallows and lard), and yellow grease (such as recycled cooking oil and tallows blended together). Historically, the majority of biodiesel produced in North America has been made from soybean oil, whereas the majority of biodiesel produced in the European Union (“EU”) has been made from rapeseed, or canola oil. This is largely due to the proximity of supply of these two seed oils in these markets and the inability of many technologies to efficiently and economically convert feedstocks with higher FFAs, such as palm, animal fats and recycled oil, into biodiesel. Biodiesel producers choose which feedstock to use based on compatibility with their process technology, as well as price and local availability. Feedstock prices vary substantially over time and feedstocks themselves vary according to local agriculture, weather and soil conditions. In addition to rapeseed oil and soybean oil, potential feedstocks include palm oils and a wide variety of other vegetable oils, such as sunflower, corn and cotton oils. Yellow grease is used in considerably smaller volumes than pure vegetable oils. Our biodiesel production process will process a wide variety of these feedstocks at conversion yields in excess of 98%.
     Additional feedstocks may be used to produce biodiesel in the future. For example, we believe that jatropha, an adaptable bush or tree that produces a toxic, inedible oil, has the potential to become an important source of feedstock for biodiesel in the near future because it adapts well to semi-arid, marginal soil locations where other higher-value food crops cannot be grown. Substantial amounts of capital are being spent around the world planting jatropha, and we are actively pursuing projects which would allow us to source this feedstock in the future. Another potential feedstock is algae. Algae is comprised of approximately 40% triglycerides, and new methods to grow and harvest it on a commercial basis are currently being developed. Governments around the world have demonstrated a strong interest in each of these products as new, potentially abundant sources of cash crops for their countries.
     Biodiesel production costs are highly dependent on these feedstock costs. Typically, the costs of fats, oils or greases used to make biodiesel constitute a majority of the finished product cost. The economics of biodiesel production are primarily affected by the pricing of feedstocks, some of which are commodities (such as seed oils and palm oil), the pricing for refined biodiesel of ASTM or EN quality, and the pricing for petroleum diesel. To produce biodiesel economically, a producer must seek to minimize feedstock and other production costs and maximize yield, which is the extent to which feedstock is fully converted into methyl esters. The relative cost of the various feedstocks depends largely on the content of free fatty acids (typically, the higher the FFA content, the lower the cost) and whether the feedstock may be used in the edible food market. Feedstock costs are also influenced by a number of other factors, including consumer demand for food quality feedstocks, industrial demand for non-food quality feedstocks, weather conditions, production levels, availability of feedstock export markets and government regulation including tax incentives. In order to minimize feedstock costs, we believe the ability to utilize a wide variety of feedstocks efficiently and interchangeably, as our Houston refinery has the ability to, is imperative to gaining a competitive advantage in the biodiesel production market.
     Our facility is able to process the following feedstocks: soybean oil (refined or crude), palm oil (refined or crude), rapeseed oil, cotton seed oil, jatropha oil, animal fats (beef and poultry), castrol oil and canola oil.
     All of these feedstocks are currently available to us, both domestically and internationally, throughout the year.
Government Initiatives
          Tax Incentives. The primary federal government incentive intended to lower the effective cost of biodiesel is the biodiesel blenders excise tax credit, which is available to registered blenders of biodiesel and petroleum diesel. As an independent biodiesel producer and blender, we are a direct recipient of the tax credit. The tax credit is currently set to expire on December 31, 2009. Due to recent Congressional action signed into law in October 2008, all biodiesel fuel, regardless of feedstock source, now qualifies for the $1.00 per gallon biodiesel incentive as of January 1, 2009. Under the previous legislation, biodiesel produced from second use, or non-virgin, feedstocks, such as yellow grease collected from restaurants, was eligible for a reduced $0.50 per gallon tax incentive. The new legislation also closes the so-called “splash and dash” loophole, which allowed foreign-produced biodiesel to be imported to the U.S., splash blended to claim the tax incentive, and then exported to a third country for final use. In December 2007, the Energy Independence and Security Act of 2007 established a renewable fuels standard for biodiesel use in the United States of one billion gallons by 2012.
          Use Mandates. A number of federal and state regulations mandate the use of biodiesel blends. The Energy Independence and Security Act of 2007 requires a 36 billion gallons per year renewable fuels standard (RFS) by 2022, to be administered by the U.S. Environmental Protection Agency. The new RFS began in 2008 and requires 9 billion gallons of biofuels to be used in 2008 and 11 billion gallons in the following year. The RFS contains the following sub-levels:
•	15 billion gallons of the ultimate 36 billion gallon requirement by 2022 will come from “conventional biofuels” and includes biodiesel;

•	21 billion gallons of the overall 36 billion gallons mandate are to be “advanced biofuels” (defined as cellulosic ethanol, ethanol derived from sugar or starch, biogas, biomass-based diesel, butanol or other alcohols and other fuel derived from cellulosic biomass) by 2022;

•	16 billion gallons of the “advanced biofuels”, under the same timeframe, are to come from cellulosic biofuel; and

•	1 billion gallons by 2012 are required to be from biomass-based diesel.
Benefits of Biodiesel
     According to the National Biodiesel Board, environmental benefits in comparison to petroleum based fuels include:
•	Biodiesel reduces by as much as 65% the emission of particulates, which are small particles of solid combustion products. This can reduce cancer risks by up to 94% according to testing sponsored by the Department of Energy.

•	Biodiesel does produce the same or slightly more (up to 7% more) nitrogen oxide (“NOx”) emissions than petrodiesel, but these emissions can be reduced through the use of catalytic converters. As biodiesel contains no nitrogen, the increase in NOx emissions may be due to the higher cetane rating of biodiesel as well as higher oxygen content, which allows it to convert nitrogen from the atmosphere into NOx more rapidly. Properly designed and tuned engines may eliminate this increase.
•	Biodiesel has higher cetane rating than petrodiesel, and therefore ignites more rapidly when injected into the engine. It also has the highest energy content (B100) of any alternative fuel in its pure form.

•	Biodiesel is twice as biodegradable as petroleum oils and is non-toxic. Tests sponsored by the United States Department of Agriculture confirm biodiesel is less toxic than table salt and biodegrades as quickly as sugar.

•	In the United States, biodiesel is the only alternative fuel to have successfully completed the Health Effects Testing requirements (Tier I and Tier II) of the Clean Air Act (1990).
     In addition, the National Biodiesel Board lists the following advantages of biodiesel over other alternative fuels:
•	Today, diesel engines can run most biodiesel blends with no modifications.

•	Biodiesel does not need investments into new infrastructure. It can use the current distribution and retail infrastructure.

•	Biodiesel can be blended in any percentage with petrodiesel .

•	Biodiesel has the highest energy content (BTU) of any alternative fuel .

•	Harmful emissions (carbon monoxide, particulate matter and hydrocarbons) are reduced by more than 50% compared with petrodiesel.

•	Biodiesel is the only alternative fuel to pass Tier 1 and Tier 2 health effects testing required by the Clean Air Act.

•	Biodiesel has a positive energy balance.
     Biodiesel can capitalize on existing infrastructure to quickly and efficiently satisfy a portion of world energy needs.
Market Acceptance of Biodiesel
     According to the National Biodiesel Board:
     Domestic:
•	600 major fleets use biodiesel commercially.

•	More than 1,250 retail filling stations offer biodiesel to the public.

•	Our federal government has established a renewable fuel standard for biodiesel use in the United States of 1 billion gallons by 2012.

•	Currently there are 176 plants either with producing biodiesel or being planned.
     International:
•	Asia Pacific will overtake North America by 2010

•	As economies mature, demand typically shifts from industrial use to transportation sectors

•	U.S. is gasoline focused regarding fuels whereas Asia is diesel-focused (gas oil)

•	Biodiesel will have far greater impact on road diesel balances than ethanol will have on gasoline balances

GreenHunter BioFuels, Inc. (formerly Channel Refining Corporation) Acquisition
     GreenHunter BioFuels, Inc., (“BioFuels”) formerly known as Channel Refining Corporation, a Texas corporation was formed in 1994 to develop a 20 acre industrial parcel located on the Houston ship channel into a waste oil recycling facility. The property was acquired from private individuals who manufactured troop marine transport vessels for the U.S. military. The predecessor, Channel Refining Corporation, was the first processing operation located on this property. After the waste oil recycling facility was put into operation, the market to purchase used waste oil was dramatically affected by large utilities buying up the available market inventory at a higher price than the Company was capable of economically paying. Channel decided to invest in more sophisticated processing equipment to convert the waste oil recycling refinery into a specialty chemical manufacturing process. Prior to our acquisition, Channel was manufacturing base oils, lubricants, diesel fuels and naptha. Naptha is defined as an intermediate refined product distilled from crude oil. GreenHunter Energy acquired Channel and renamed it GreenHunter BioFuels, Inc. on April 13, 2007. The refinery did not produce any biodiesel, or associated products prior to our acquisition.
     Our site location has several key transportation and distribution attributes including:
•	Feedstock can be delivered by either barge, truck, rail or ship (across the Channel)

•	Distribution of finished product can be either shipped by barge, delivered through an on-site truck terminal or possibly loaded onto bulk rail transport

•	An existing dock is capable of unloading 30 thousand barrels at any one time
     Prior to our acquisition, Channel did transport its finished products by barge and/or truck but did not utilize the rail system located on the property. While it is our intention to eventually utilize all three transportation methods once the plant has resumed commercial operations and financing is available, BioFuels has only utilized trucking and barges to transport its commercial grade product to date.
     BioFuels also has key site and processing attributes relevant to its operation including:
•	638 thousand barrels of product storage

•	Adequate water and power supplies

•	Sophisticated chemical processing instrumentation and controls

•	Additional processing equipment for market inefficiencies

•	Ample expansion area for increased production capacity

•	Ample open acreage for additional storage capacity
GreenHunter Strategy for the GreenHunter BioFuels Plant
     We have converted the existing processing technology into one of the nation’s largest commercial biodiesel refineries. Additionally, we have also constructed 638 thousand barrels of additional storage facilities. We executed the following business strategies during 2008:
•	Converted the existing facility to a 105 million gallons per year (“mmgy”) biodiesel refinery capable of utilizing multiple vegetable oil feedstocks and animal fats

•	Installed tankage for 638 thousand barrels of bulk storage capacity to provide the ability to acquire feedstock and sell finished product at opportune times, as well as to run terminal services as a secondary business unit when we are not using the storage for our own product

•	Maintained an approximate $0.50 per installed capital cost per gallon. Management believes the current market for competitors ranges from $1.10 — $1.25 per installed gallon

•	Maintained cost control by self-performing as the general contractor in this project; construction of the refinery is complete with additional components substantially complete

•	Produced biodiesel to ASTM specifications to allow us to take advantage of the following federal/state tax incentives: Federal Biodiesel Excise Tax Credit of $1.00/gallon for straight agri-biodiesel or $.01/percentage point of agri-biodiesel in a petroleum based diesel blend

•	Processed contaminated methanol into a commercial grade methanol product through use of a 45,000 bbl/month (capacity) methanol processing tower located on the site. This tower is unique in that methanol represents approximately 8-10% of the cost of goods sold in the manufacturing and refining of biodiesel. We would only utilize approximately 20% of the methanol tower’s total capacity. Therefore, it has the ability to contribute to lower operating costs by allowing us to purchase contaminated methanol and re-process it to a 99.85% methanol which can be used in the refining process at 40-50% below the cost of pure methanol. In addition, we will have additional methanol capacity to further process and sell to other biodiesel producers or support additional company-owned refineries in the future. Very few other biodiesel producers in the U.S. have their own on-site methanol distillation tower
     We have completed construction and began commissioning of this facility during 2008. The refinery construction was financed by using our existing capital, our credit facility with WestLB, and our redeemable debenture offerings.
     On December 20, 2007, BioFuels entered into a credit agreement with WestLB which provided a $38.5 million term loan facility and a $5 million working capital facility in connection with BioFuels’ development, construction and operation of a 105 million gallon per year diesel refinery, together with glycerin and methanol, and terminal assets located in Houston, Texas. During the first quarter of 2008, we amended this agreement to increase the working capital line to $10 million and to reduce the term loan portion to $33.5 million. The credit agreement allows for both a base rate and a LIBOR interest option and includes customary covenants and funding conditions. The credit agreement is secured by substantially all of BioFuels’ assets, excluding approximately 350 thousand barrels of bulk terminal storage facilities.
     Even though not critical to our business, we are currently in the process of patenting up to three of our concepts as they relate to the processing of biodiesel at the facility. We have obtained all necessary permits including an air discharge permit at our biodiesel facility. We have improved the foundations and containment areas surrounding our storage facilities which could be affected by flooding. We do not anticipate any significant capital expenditures relating to federal, state and local provisions concerning the environment in the foreseeable future. This biodiesel production business is not seasonal in nature.
Competitive Strengths
     When economic conditions substantially improve, we believe that we are well positioned to achieve our primary business objectives and to execute our strategies due to the following competitive strengths:
•	We have substantially all of the necessary infrastructure in place

•	The transportation infrastructure of barge, rail and truck provides maximum flexibility to receive and ship products at the most economic cost

•	The ability to be both a producer and a terminal operator/blender provides opportunistic advantages for feedstock acquisition and finished product sales

•	Our management team has substantial experience in the oil and gas industry and have historically been the lower-cost producers during their prior careers

•	The refinery location has transportation infrastructure that is unique in the biodiesel industry:
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
Sustainable Competitive Strategy
     Raw materials and finished product transportation assets are an integral part of GreenHunter Energy’s strategy to provide a sustainable competitive advantage. This combination of on-site and in close proximity of transportation/distribution assets that will be available for biodiesel transportation should enable maximum diversification of feedstock acquisition as well as maximum transportation outlets. We believe the future is embedded in the present, which is why we strategically used existing petroleum fuels-based transportation and distribution infrastructure rather than build a new “greenfield” facility.
     We believe most of our past product sales have ultimately been exported to Europe, but we plan to sell our finished product to a variety of markets, including the wholesale transportation market, the marine market, the military market and municipalities. We are registered and have been approved by the Environmental Protection Agency to sell our biodiesel to the on-road market in the United States. This approval by the EPA significantly improves our biodiesel distribution capabilities in the United States, and further augments our strategy of diversifying risk by distributing its products in multiple markets. We do not anticipate that we will be dependent on a single or a few suppliers of feedstock or purchaser of our refined biodiesel, the loss of either could have a material adverse impact on our operation.
Current Economic Conditions and Plant Status
     We completed and began commissioning our Houston refinery during the third quarter of 2008. Shortly after we had begun production, our facility was shut down as a result of damages caused by a direct hit from Hurricane Ike. We completed repairs to our refinery during September, October and November of 2008 and were able to resume biodiesel production during the last week of November.
     As a result of the extremely difficult capital markets and biodiesel economics, we are currently limiting operations at this refinery to terminal storage, toll processing and toll distillation services. We do not currently have the capital resources to purchase the large volumes of feedstocks required by our plant, and we would face difficult profit margins at best even if we were able to find financing. We estimate that the terminal storage and distillation services will allow our refinery to have a base level of cash flow to allow us to make required debt service payments and fund reduced operations until the biodiesel and capital markets recover.

     Biomass
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
     The use of biomass to create energy also has positive environmental implications. Carbon dioxide is a naturally-occurring gas. Plants collect and store carbon dioxide to aid in the photosynthesis process. As plants or other matter decompose, or natural fires occur, CO2 is released. In the past 150 years, the period since the industrial revolution, carbon dioxide levels in the atmosphere have risen from around 150 ppm to 330 ppm, and are expected to double before 2050.
Mesquite Lake Resource Recovery Plant Acquisition
     We acquired Mesquite Lake Resource Recovery Plant (“Mesquite Lake”) during 2007. Mesquire Lake is an 18.5MW waste-to-energy facility located in El Centro, California. This Imperial County facility was originally built in 1989 at a cost of approximately $68 million to process cow manure into power and operated until December 1994, when its Power Purchase Agreement (“PPA”) was repurchased by Southern California Edison. Several modifications were implemented during its operating life to improve plant performance leading to a 95% on-line capacity factor during its last year of operation. The plant has not operated since 1994.
     Within a twenty mile radius of the plant, there are approximately 400 thousand head of feedlot cattle which produce approximately 4 thousand tons a day of manure. In addition, California has an abundance of wood waste to be disposed of on an annual basis. Wood waste haulers typically dispose of wood waste in landfills, or the waste is taken to other sources such as a biomass plant. With the increased pressure from California and the EPA on waste generators, the local cattle feedlot industry has the potential to be an economic supplier of fuel for the plant.
     During 2008 we began refurbishing this facility. During the course of our air permit review, we determined that the existing air permit was not sufficient to support our operations. We put the project on hold during the fourth quarter of 2008 while we are going through the re-permitting process. Due to this process, we have been able to incorporate a planned expansion of up to 7MW and to pursue a new PPA with significantly higher pricing than the one we acquired with the plant. Prior to resuming construction at the plant, we must raise additional funding either through bank financing or the placement of additional debentures. We hope to be able to resume construction during the fourth quarter of 2009.
     There are no patents or other intellectual property rights associated with this facility. The business of producing electricity from biomass is not a seasonal business. We recently terminated our long-term agreement with Southern California Edison to provide electricity. In the unlikely event that we cannot enter into a power purchase agreement with a utility, the plant could operate by accessing the merchant electricity market in California.
     Mesquite Lake has a number of key project attributes:
•	Mesquite Lake has executed an interconnect agreement with Imperial Irrigation District

•	The project’s proximity to manure sourced from cattle yards in the Imperial Valley is excellent

•	The project qualifies for the Federal Production Tax Credit

•	The facility should be able to use multiple biomass fuel sources at a large variance of heat rates

•	The project will provide base load renewable power as opposed to intermittent power provided by other forms of renewable power projects
     Mesquite Lake infrastructure:
•	The current day replacement costs for an 23.5 MW biomass facility is approximately $2.1 million per MW ($50 million). GreenHunter Energy has acquired and is in the process of refurbishing the facility at a cost of $1.7 million per MW ($39.1 million)

•	The electrical infrastructure of the plant is in excellent operational shape

•	The power generation and distribution infrastructure of the plant is in very good condition with a limited amount of overhaul needed

•	The original construction cost of the plant in 1989 was $68 million
GreenHunter Energy Strategy for the Mesquite Lake Plant
     Our primary business objective is to re-power the facility using existing biomass processing technology into a profitable electricity power plant. We intend to accomplish this by executing the following business strategies:
•	Find an optimal biomass fuel mix that will maximize profitability of the plant

•	Execute long term supply contracts with local biomass producers

•	Begin to produce our own biomass, investigate the possibility of planting a certain type of tree that will ultimately make the facility a closed-loop biomass facility

•	Evaluate the feasibility of building an energy “campus” that includes solar power, wind, a biodiesel refinery and possibly an ethanol plant around the existing site location
Competitive Strengths
     We believe that we are well-positioned to achieve our primary business objectives and to execute our business strategies due to the following competitive strengths:
•	We acquired this asset for $2.6 million. The estimated cost to restart this facility is $36.5 million, and a total cost (purchase price and a refurbishment) of $39.1 million, which is approximately 58% of the original cost dating back to 1989

•	We have a transmission interconnect in place

•	We are currently negotiating a 15 to 20 year power purchase agreement with either a regional or a major utility

•	We estimate our fuel source cost to be 10-25% below industry standard

•	This power plant is the only one of its kind in the US capable of utilizing 100% cow manure to generate electricity

     The Mesquite Lake biomass plant will require an estimated $36.5 million to refurbish and begin generating electricity; we have completed approximately $12.7 million worth of these costs. This project is currently finalizing engineering designs and final regulatory approval. We are currently pursuing the placement of debentures as well as seeking a loan with a governmental agency to finance the remaining construction and start up of the Mesquite Lake Resource Recovery Facility.
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
Current GreenHunter Energy Wind Projects
     We currently have six wind projects that we are developing and a number of others in the “pipeline”. The projects are located in Montana (2 locations), California, Texas (3 locations), and Wyoming. Currently all our wind projects are in various stages of environmental impact studies, meteorological evaluations and various other regulatory approvals and processes. It is management’s current intention to obtain project financing to allow us to acquire the necessary wind turbines and associated equipment in 2009 and begin construction on one or more site locations. The most advanced development projects are the Valley County project in Montana and the proposed 36 Mw project Hilltop project in Texas.
     Management intends to utilize its existing financing sources or attempt to access new capital available in the market to fund our wind projects. The business of producing electricity from wind energy is not a seasonal business. We may be required to enter into a power purchase agreement with a utility to purchase the electricity generated by our properties in order to be successful in developing our wind assets. We may also choose to sell our wind power into the merchant market. We are pursuing approximately $65 million in financing to allow us to develop a wind project in Texas. In addition, beginning in 2010, we anticipate spending a minimum of $2 million per year developing our additional wind prospects.
Investment in MingYang
     During 2007, GreenHunter executed a Subscription and Equity Transfer Agreement under GreenHunter acquired a 3.6% equity interest in MingYang Wind Power Technology Co., Ltd, (“MingYang”) based in Guang Dong Province, People’s Republic of China (“PRC”) for approximately $7.0 million USD. We have the right to purchase an additional 2.38% equity interest for 30 million RMB under this subscription agreement. We have certain anti-dilution protective provisions and preemptive rights in connection with our investment.
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
     In addition, Wind Energy has executed a landmark master turbine supply agreement with MingYang. This agreement allows Wind Energy to potentially purchase more than 900 MW of new capacity for wind projects to be developed between 2009 and 2012 in North America.
     Key components of this transaction are as follows:
•	During 2009 through 2012, Wind Energy has the preferential right to purchase any turbines to be exported by MingYang to North America

•	During 2009 through 2012, Wind Energy will have the right to purchase larger capacity turbines if MingYang manufacturers such turbines

•	MingYang will provide maintenance services through a services agreement between the two companies
     The following is a brief summary of each of our current wind projects:
     Montana
     Kimmet Ranch Wind Project, Glacier County
•	2,750 Acres under lease

•	Potential for 10 MW

•	Wind Strength: Measured monthly average of 18 MPH

•	Meteorological tower installed December 2005 at 60 meter hub height.

•	Interconnection with 115kV transmission line
     Valley County Wind Project, Valley County
•	300 acres under lease

•	Potential for 10 MW

•	Wind Strength: Measured monthly average of 16 MPH

•	3 Meteorological towers collecting wind data in four locations over a two year period at hub heights of 40 meters and 60 meters

•	Interconnection to 161 kV WAPA transmission line upgradeable to 230kV, or to Colstrip lines jointly with coal project, or with upgrades to WAPA lines to the east into North Dakota and Minnesota
     California
     Ocotillo Wind Project, Imperial County
•	6,280 acres under lease with the Bureau of Land Management

•	Seeking monitoring and testing ROW

•	Potential for 150 MW
     Texas
     Hilltop Wind Project, Palo Pinto County
•	1 Meteorological tower installed in June 2008 at 60 meter hub height

•	1,200 acres under lease

•	Potential for 36 MW
     Snow Hill
•	1 Meteorological tower installed in June 2008 at 60 meter hub height

•	Small tract leased for meteorological tower installation

•	Potential for 80 MW
     Wyoming
     Wheatland Wind Project, Platt County
•	1 Meteorological tower installed in October 2008

•	Project would be located on federal Bureau of Land Management property

•	Submitted application for ROW lease of property representing approximately 20,000 acres

•	Potential for 300-400 MW
     China
     Haining City, Zheijang Province
•	Potential for 100 to 200 MW

•	2 Meteorological towers installed in August 2008

•	Land would be leased from local government

     Competition
     We are currently competing with other producers of wind energy for leases, equipment and access to transmission lines. We believe we can favorably compete in this market based on our identified prospects. In most cases, we have already completed environmental and wind studies. Our access to wind turbines, as compared to our competitors, may also give us a competitive advantage.
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
Employees
     As of April 14, 2009, we had 13 employees working on behalf of the corporate office in Grapevine, Texas. There were 14 employees working on behalf of GreenHunter BioFuels, Inc. and 6 employees working on behalf of GreenHunter Wind Energy, LLC.
Item 1A Risk Factors
An investment in our securities involves many risks. You should carefully consider the following risks and all of the other information contained in this prospectus before making an investment decision. Additional risks related to us and our securities may be included in the applicable prospectus supplement related to an offering and in our other filings with the SEC pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Risks Associated with our Business
We have a limited operating history, and our business may not be as successful as we envision.
     We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.
     Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

We have yet to attain profitable operations and because we will need additional financing to fund our activities, there is substantial doubt about our ability to continue as a going concern.
     Our ability to continue to operate as a going concern is fully dependent upon our ability to obtain sufficient financing to continue our development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operation. We will be required to raise additional financing to fully implement our entire business plan.
     There is no guarantee that we will ever operate profitably or even receive positive cash flows from full operations.
Our lack of diversification beyond the renewable energy industry may increase our risk.
     We expect our primary source of revenue will come from renewable energy assets that generate cash flow from the sale of biodiesel, methanol, wind and biomass-created energy. Any diminution in the value of our assets or decrease in operating revenues could negatively affect our ability to become profitable. Further, the illiquid nature of the assets we own and intend to purchase could jeopardize our ability to satisfy our working capital needs or impair our ability to meet any debt obligations that may become due.
We may not be able to effectively manage our acquisition and construction costs.
     We may suffer from increasing costs in retrofitting current acquisitions. For example, while we have completed the acquisition of a biomass plant located in Mesquite Lake, California, substantial costs will be incurred in retrofitting and repairing this plant. While we have attempted to project such costs, changes in engineering scope, increases in construction, labor, or capital expenses could impair our ability to successfully achieve our investment objectives.
We have significant debt that could adversely affect our financial health and prevent us from fulfilling our obligations.
     We have a relatively high amount of indebtedness. As of December 31, 2008, we had total indebtedness of approximately $63.1 million. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. In addition, our ability to obtain additional financing in the future may be impaired by our leverage and existing debt covenants. Our indebtedness could:
•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures;

•	force us to sell assets or seek additional capital to service our indebtedness, which we may be unable to do at all or on terms favorable to us;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less debt;

•	and limit our ability to borrow additional funds.
We are dependent upon our key personnel.
     Our operations and financial success will significantly depend on our managerial personnel. Our managerial personnel have the right to make all decisions with respect to management and operation of our business and affairs. We are dependent on the executive officers and key personnel of GreenHunter and our ability to attract and retain qualified personnel. Our profitability could be adversely affected if we lose members of our management team. We have not entered into any employment agreements with any of our management personnel nor have we obtained “key man” life insurance on any of their lives. Further, our officers’ and directors’ allocation of their time to other business interests could have a negative impact on our ability to achieve our business objectives. All of our officers are required to commit their full work hour time to our business affairs, with the exception of Gary C. Evans, our Chief Executive Officer, who maintains director positions and relationships with other companies. For a discussion regarding the potential conflicts of interest that you should be aware of, see the risk factor below regarding conflicts of interest of our officers and directors.
We may not be able to meet our capital requirements.
     We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating and capital purposes for the remainder of fiscal year 2009. As a result, we are in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for operation of our Houston biodiesel refinery, modifications and operations of our biomass plant and corporate overhead. The proceeds generated from our most recently completed private placements of securities are not sufficient to fund operations as currently contemplated. We must secure additional financing to fund additional working capital requirements to cover general and administrative expenses, and to pay operating expenses that are expected to be incurred over the next twelve months. The additional capital may be provided by common or preferred equity or equity-linked securities, debt, tolling arrangements with industry participants, project financing, joint venture projects, a strategic business combination, or a combination of these. We will require additional capital to continue to expand our business beyond the initial phase. There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans, cut back existing operations, or to no longer remain in business.
     Future construction and operation of biodiesel refineries, capital expenditures to build and operate our biomass plants and wind projects, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses will all require a substantial amount of additional capital and cash flow.
     We will be required to pursue sources of additional capital through various means, including joint venture projects, tolling arrangements, which may include a profit sharing component, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing or strategic business combination transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely, and these are likely to be dilutive to the existing shareholders as we issue additional shares of common stock to investors in future financing transactions and as these financings trigger anti-dilution adjustments in existing equity-linked securities. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results.
     Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry, the fact that we are a new enterprise without a proven operating history, the location of our biodiesel refineries in the United States instead of Europe or other regions where biodiesel is more widely accepted, and the price of biodiesel and oil on the commodities market. Furthermore, if petroleum or biodiesel prices on the commodities markets remain depressed, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, are not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.
Risks Related to Doing Business in China
     Some of our business projects, including the supply of wind turbines by MingYang Wind Power Technology Co. and our existing wind development project near Shanghai, are located in China. As a consequence, the economic, political, legal and social conditions in China could have an adverse effect on our business, results of operations and financial condition. Some of the risks related to doing business in China include:
•	The legal environment in China is uncertain and our ability to legally protect our investments could be limited (e.g. there could be a risk of expropriation of our revenue and/or assets);

•	The Chinese government exerts substantial influence over the manner in which we must conduct our business activities;

•	More restrictive rules on foreign investment could adversely affect our ability to expand our operation in China;

•	Future inflation in China may inhibit our activity to conduct business in China;

•	We may have limited legal recourse under Chinese law if disputes arise under our contracts with third parties;

•	Fluctuations in currency-exchange rates may impact our profitability;

•	Conducting business in China, may hinder our ability to collect on accounts receivables;

•	Protecting and enforcing our intellectual property rights may be more difficult in China;

•	Operating in China may require import and export licenses as well as payment of possible tariffs; and

•	Additional expenses and inherent risks, such as differences in language and cultural approaches to the conduct of business, result from operating in geographically distant locations.

Risks Related to the Renewable Energy Industry
We have not currently identified specific future investments or acquisitions within the renewable energy industry and thus cannot evaluate their associated merits or risks.
     Since we are not limited to any particular target business in the renewable energy industry within which to operate or complete an acquisition or business combination, we are unable to currently ascertain the merits or risks of any future business we may operate. We may complete a business combination in the future with a company in any business we choose in the renewable energy industry (e.g., wind, solar, geothermal, biomass and biofuels) or a vertical integration within the fuels distribution business, and we are not limited to any particular type of business. While our recent acquisitions are described in our filings with the SEC, there is minimal current information for you to evaluate the possible merits or risks of any other target businesses which we may acquire. To the extent we complete a business combination with a financially unstable company, a company with unknown or non-quantifiable risks or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of such entity. Further acquisitions or business combinations with an entity in the renewable energy industry would be characterized by a high level of risk, and we may be adversely affected by currently unascertainable risks of that business. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.
The abundant competition and rapidly changing technology in the renewable energy industry may impair our success.
     The renewable energy marketplace is highly fragmented, competitive and subject to rapid technological change, and we may be unable to successfully compete. Evolving industry standards, rapid price changes and rapid product obsolescence also impact the market. We currently compete in the market for renewable energy products and services and against companies that are better capitalized than us. Our competitors include many domestic and foreign companies, many of which have substantially greater financial, marketing, personnel and other resources than we do. Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that could render our technologies, products or services obsolete or less marketable. Our success will be dependent upon our ability to develop superior energy products in a cost effective manner. In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace.
Changes to the currently favorable regulations and legislation within the renewable energy industry may adversely impact our future revenues.
     The favorable legislative and regulatory climate for the renewable energy industry may not continue. The viability of our renewable energy projects will be in large part dependent upon the continuation of a favorable legislative and regulatory climate with respect to the continuing operations and the future growth and development of the renewable energy industry. Government regulations, subsidies, incentives and the market design have a favorable impact on the construction of renewable energy facilities. If the current government regulations, subsidy and incentive programs or the design of the market are significantly modified or delayed, our projects may be adversely affected, which may have a material adverse effect on the Company.

     The Internal Revenue Code currently provides for income tax credits for biodiesel fuels and for electricity produced and sold from qualified biomass and wind energy projects. These credits, which were to expire for biodiesel fuels after December 31, 2008, and for qualified wind energy projects placed in service on or after December 31, 2008, have been extended for one year as part of the Emergency Economic Stabilization Act of 2008 (Public Law 110-343). The credits available for biodiesel fuel and biomass and wind energy are discussed below. The elimination or significant reduction in these tax credits could harm our business, financial condition and results of operations.
The pricing of renewable energy may fluctuate significantly due to the price of oil and gas.
     The market price of renewable energy fuels is volatile and subject to significant fluctuations, which may cause our profitability to fluctuate significantly. The market price of renewable energy fuels is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of crude oil. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, countries comprising the former U.S.S.R., Venezuela, Nigeria, and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply or other types of instability in these regions, such as an escalation of conflicts, can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline. Unprofitable prices for the sale of renewable energy fuels may result from the significant fluctuations in market prices. In recent years, the price of crude oil, gasoline and renewable energy fuels all reached historically unprecedented high levels, although prices for oil, gasoline and renewable energy fuels declined substantially in 2008. As the prices of gasoline and petroleum materially decline, we believe that the demand for and price of renewable energy fuels may be adversely affected. Fluctuations in the market price of renewable energy fuels will likely cause our profitability to fluctuate significantly.
The pricing of renewable energy may fluctuate due to the level of production of renewable energy.
     We believe that the production of renewable energy fuels is expanding rapidly, especially in the United States. There are a number of new plants under construction and planned for construction. We expect existing renewable energy fuel and biopower plants to expand by increasing production capacity and actual production. Increases in the demand for renewable energy fuels and biopower may not be commensurate with increasing supplies of renewable energy fuels or power. Thus, increased production of renewable energy fuels or power may lead to lower renewable energy fuel prices. The increased production of renewable energy fuels and power could also have other adverse effects. For example, increased renewable energy fuels production could lead to increased supplies of co-products from the production of renewable energy fuels. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of renewable energy fuels could result in increased demand for renewable energy fuel supplies. This could result in higher prices for such supplies and cause higher renewable energy fuels production costs, which would result in lower profits. We cannot predict the future price of renewable energy fuels or biopower. Any material decline in the price of renewable energy fuels or power will adversely affect our sales and profitability.
Construction and development delays or cost over-runs may adversely affect our business.
     Absent a successful business combination, the ability of GreenHunter to generate revenues will depend upon the successful completion of the restoration or development, construction and operations of our existing biodiesel refinery, biomass plants, and wind assets. Such development requires capital equipment being manufactured, shipped to our project sites, installed and tested. In addition, we will be required to build or purchase and install on-site roads, substations, interconnection facilities and other infrastructure. There is a risk that the construction phase may not be completed, that construction may be substantially delayed, or that material cost over-runs may be incurred, which may result in GreenHunter being unable to meet profit expectations.
We would be liable for violations of environmental laws related to our ownership or operation of our facilities.
     Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto the property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. In addition, we could face environmental liability for violations on or related to facilities we lease or otherwise use unrelated to ownership. If any hazardous materials are found within the operations of GreenHunter and are in violation of the law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell or cease operations on any subject properties and may apply to hazardous materials present within the properties before we acquired or commence use of them. If significant losses arise from hazardous substance contamination, our financial viability may be substantially and adversely affected.
Risks Related to the Biodiesel Industry
The biodiesel industry is highly dependent on a mix of legislation and regulation (including tax incentives) and any changes in legislation or regulation could harm our business, results of operations and financial condition.
     The competitiveness of the biodiesel industry currently depends to a large extent on tax incentives and renewable fuel standards. We blend our biodiesel in the United States at our facilities in Houston, Texas. We are entitled to credits against the U.S. federal excise taxes imposed on the removal of biodiesel from any refinery or terminal and sales of biodiesel to certain persons. We cannot assure you that the biodiesel fuels credit or any other government incentive programs will be renewed on similar terms, if at all. Any failure to renew such incentive programs at all or on similar terms could harm our business, financial condition and results of operations. In addition, the tax credit and other federal and state programs that benefit biodiesel generally are subject to U.S. and other government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures that might in the future be the subject of challenges.
     In recent years, the U.S. federal government has sought to stimulate the production and use of biodiesel fuel. The primary incentive is the biodiesel fuels credit, which was enacted as part of the American Jobs Creation Act of 2004 (Public Law No. 108-357) and modified by Energy Tax Incentive Act of 2005 (Public Law 109-58) and the Economic Emergency Stabilization Act of 2008 (Public Law No. 110-343). Under Section 40A of the Internal Revenue Code (26 U.S.C. 40A), the biodiesel fuels credit is equal to the “biodiesel mixture credit” plus the “biodiesel credit.” The biodiesel mixture credit is $0.50 per gallon, or for fuel produced or sold after December 31, 2008, $1.00 per gallon. The biodiesel mixture credit is available for biodiesel (including agri-biodiesel) used by the taxpayer in the production of a qualified biodiesel mixture (a mixture of biodiesel and diesel fuel) which is sold by the taxpayer producing such fuel mixture to any person for use as fuel or is used as a fuel by the taxpayer producing such mixture. The biodiesel credit is U.S. $0.50 per gallon, or for fuel produced or sold after December 31, 2008, $1.00 per gallon. The biodiesel credit is available for biodiesel (including agri-diesel) that is not in a mixture with diesel fuel and that is either used by the taxpayer as fuel in a trade or business or is sold by the taxpayer at retail to a person and placed in the fuel tank of such person’s vehicle. Agri-biodiesel is biodiesel produced from “virgin oils” such as soybean oil or derived from animal fats. Finally, there is an additional U.S. $0.10 per gallon tax credit for small agri-biodiesel producers for up to 15 million gallons of agri-biodiesel produced by small producers. The biodiesel fuels credit is only available for biodiesel that meets both the registration requirements for fuels and fuel additives established by the Environmental Protection Agency under Section 211 of the Clean Air Act (42 U.S.C. 7545) and the ASTM D6751 standard.
     Under the Economic Emergency Stabilization Act of 2008, these tax incentives are scheduled to expire at the end of 2009. The elimination or significant reduction in the biodiesel tax credits described above or other programs could harm our business, financial condition and results of operations. In the United States, the Energy Policy Act of 2005 (Public Law No. 109-58), mandates a minimum amount of renewable fuel (biodiesel, ethanol, and other renewable fuels) to be used by petroleum refiners in the fuel supply market, increasing from 4.0 billion gallons in 2006 to 7.5 billion gallons by 2012. Under the proposed Renewable Fuels, Consumer Protection, and Energy Efficiency Act of 2007 recently adopted by the U.S. Senate, the U.S. Congress would establish a renewable fuels standard intended to encourage the use of 36 billion gallons of renewable fuels annually by 2022.
     While these renewable fuel standards may stimulate demand for renewable fuels generally, we cannot assure you that there will be specific demand for biodiesel. Any waiver of, or failure to adopt, the renewable fuel standards could adversely impact the demand for biodiesel and may have a material adverse effect on our business, financial condition and results of operations.
Our operations are subject to various regulatory schemes, including environmental regulations, and failure to comply with such regulations could harm our business, results of operations and financial condition.
     All phases of designing, constructing and operating biodiesel production facilities present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with biodiesel fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines, penalties and liability, as well as potentially increased capital expenditures and operating costs. The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties, and may require us to incur costs to remedy such discharge.
     Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our directors, officers and employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our business, financial condition and results of operations.

Our results of operations, financial condition and business outlook are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies.
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
     As feedstocks comprise the primary input in producing biodiesel, changes in the price of feedstocks can significantly affect our business. The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstock is available at economical terms, which could have a material adverse effect on our business, results of operations and financial condition. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstocks.
     Historically, the price of biodiesel has correlated closely to the price of petroleum diesel which is directly correlated to the price of crude oil. The price of petroleum diesel fluctuates substantially and is difficult to forecast due to factors such as political unrest, worldwide economic conditions, supply and demand, seasonal weather conditions, changes in refining capacity, fluctuations in exchange rates and natural disasters. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel production facilities and on our general financial condition. Price fluctuations for biodiesel fuel may also impact the investment market, and our ability to raise capital. Although market prices for biodiesel fuel rose to record levels during 2007 and into 2008, the prices of crude oil and biodiesel fuel declined substantially in the second half of 2008 Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our business, financial condition and results of operations.

     Biodiesel is marketed both as a pure and blended substitute for diesel, and as a result, a decrease in petroleum diesel prices may reduce the price at which we can sell our biodiesel and materially and adversely affect our business, financial condition and results of operations.
Cold weather can cause biodiesel, particularly biodiesel produced from animal fats, oils and greases, to gel sooner than petroleum-based diesel, which has resulted in price discounts for biodiesel produced from animal fats, oils and greases.
     The cloud point for a fuel is the temperature at which the liquid becomes cloudy due to formation of crystals and solidification of saturates. With decreasing temperature, more solids form and the material approaches the pour point, the lowest temperature at which the material will pour. A lower cloud point means the fuel will flow more readily in cold weather. No. 2 diesel and No. 1 diesel are used extensively for automotive transportation. Although the cloud points for these products vary depending on the origin refinery and the time of the year, an indicative range observed for No.2 diesel is —14°C to -23°C. In contrast, the cloud points of soybean-based, yellow grease-based and animal tallow-based pure biodiesel, or B100, are approximately 0°C, 5°C and 10°C, respectively. Testing conducted in 2005 by the Biodiesel Cold Flow Consortium established by the National Biodiesel Board demonstrated that the cloud points of soybean-based, yellow grease-based and animal tallow-based 2% blended biodiesel, or B2, varied only a few degrees from the cloud point of No. 2 diesel. However, there exists a discount in the marketplace for B100 biodiesel with high cloud points. This discount may range from $0.50 to $1.15 per gallon depending on the season, with a lower discount during warmer months and a higher discount in the summer months.
     In addition to the decline in price differential between biodiesel and petroleum-derived diesel expected during the colder months, it is likely that the discount for biodiesel produced from animal fats, oils and greases will increase during colder weather. This may also require us to use particular feedstocks that customers believe are better suited for their climate, which could require us to purchase more expensive feedstocks and increase our cost of sales. In addition, the testing conducted by the Biodiesel Cold Flow Consortium showed that successful blending of biodiesel with petroleum-based diesel would require the biodiesel to be heated to approximately 10°C above its cloud point. This would necessitate the use of heated facilities in order to produce a blended product, which may increase blending costs and the resulting cost of biodiesel sold to the public. Further, at low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks, which would increase storage costs. Any reduction in the demand for or pricing of, or increased costs of, our biodiesel will reduce our revenue and have an adverse effect on our financial condition and results of operations.
The U.S. biodiesel industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.
     The production of biodiesel is made significantly more competitive by federal and state tax incentives. The federal excise tax incentive program for biodiesel was originally enacted as part of the American Jobs Creation Act of 2004, but is scheduled to expire on December 31, 2009. Since January 1, 2009, this program provides fuel blenders, generally distributors, with a one-cent tax credit for each percentage point of biodiesel blended with petroleum diesel. For example, distributors that blend biodiesel with petroleum diesel into a B20 blend would receive a twenty cent per gallon excise tax credit. These tax credits generally allow for B100 biodiesel to sell at a premium over wholesale petroleum diesel, although the wholesale price paid by a blender to a producer may not reflect the full amount of the tax credit and the amount of the premium, if any, is generally less during colder months.

     In addition, approximately thirty-one states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel production may have a material and adverse effect on our results of operations and financial condition.
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
     The biodiesel industry is new, and general public acceptance of biodiesel is uncertain, especially in the United States. Public acceptance of biodiesel as a reliable, high-quality alternative to petroleum diesel may be limited or slower than anticipated due to several factors, including:
•	public perception of the “food versus fuel” debate;

•	public perception that biodiesel is produced from waste vegetable oil or other lower-quality feedstocks, thereby resulting in lower quality fuel;

•	public perception that the use of biodiesel will require excessive engine modifications, or that engines running biodiesel will not reliably start in cold conditions;

•	actual or perceived problems with biodiesel quality or performance; and

•	concern that using biodiesel will void engine warranties.
Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our biodiesel, which in turn could decrease our sales, harm our business and adversely affect our financial condition.
Risks Relating to the Wind Energy Industry
One of our business segments depends on the availability of wind, which may not meet our expectations if weather patterns vary greatly.
     A portion of our business is dependent on the availability of the wind resource. The strength and consistency of the wind resource at any of our wind projects will vary. Weather patterns are unpredictable could change or the historical data could prove to be an inaccurate reflection of the strength and consistency of the wind in the future. If there is insufficient wind resource, the assumptions underlying the economic feasibility as to the amount of electricity to be generated by any of our proposed wind projects will not be met and income and cash flows will be adversely impacted. The future evaluation of our wind projects will be based on assumptions about certain conditions that may exist and events that may occur in the future. A number of additional factors may cause the wind resource and energy capture at any of our wind projects to differ, possibly materially, from those initially assumed by management, including:
•	the limited time period over which the site-specific wind data were collected;

•	the potential lack of close correlation between site-specific wind data and the longer-term regional wind data;

•	inaccurate assumptions related to wake losses and wind shear;

•	the limitations in the accuracy with which anemometers measure wind speed;

•	the inherent variability of wind speeds;

•	the lack of independent verification of the turbine power curve provided by the manufacturer;

•	the potential impact of climatic factors, including icing and soiling of wind turbines;

•	the potential impact of topographical variations, turbine placement and local conditions, including vegetation;

•	the power delivery schedule being subject to uncertainty;

•	the inherent uncertainty associated with the use of models, in particular future-oriented models; and

•	the potential for electricity losses to occur before delivery.
     Further, the wind resources may be insufficient for our wholly owned subsidiary, GreenHunter Wind Energy, LLC, to become and remain profitable. Wind is naturally variable. The level of electricity production at any of our wind projects, therefore, will also be variable. If there is insufficient wind resource at a project site due to variability, the assumptions underlying management’s belief as to the amount of electricity to be generated by any of our wind projects will not be met. Accordingly, there is no assurance that the wind resource will be sufficient for GreenHunter Wind Energy to become or remain profitable.
The inherent volatility in the market price of electricity could impact our profitability.
     Our potential revenues, income and cash flow are subject to volatility in the market price for electricity. Our ability to generate revenue has exposure to movements in the market price of electricity, as sales to the power market are likely to be made at prevailing market prices. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy, as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment within the United States and to the power markets in other jurisdictions via interconnects and other external factors outside of our control. Energy from wind generating facilities must be taken “as delivered” which necessitates the use of other system resources to keep the demand and supply of electric energy in balance. Accordingly, the potential revenue, income and cash flow may be volatile and adversely affect our value.

Any inability or delay in updating or obtaining required licenses and permits could hinder development and adversely affect profitability.
     We may be unable to obtain all necessary licenses and permits to operate our business. GreenHunter may not necessarily hold all of the licenses and permits required in connection with the construction and operation of most of our biodiesel refinery, biomass plants, and wind projects. The failure to obtain all necessary licenses or permits, including renewals or modifications, could result in construction delays of any of our projects or could otherwise have a material adverse effect on GreenHunter.
Our inability to enter interconnection agreements would restrict our ability to sell electricity.
     We may be unable to enter into necessary interconnection agreements. GreenHunter will be required to enter into certain interconnection agreements with electric utilities prior to selling electricity. The failure to enter into such interconnection agreements on terms that are acceptable to us could have a material adverse effect on GreenHunter.
The wind energy industry is highly dependent on tax incentives.
     Section 45 of the Internal Revenue Code provides for a production tax credit of 1.5 cents (adjusted annually for inflation) per kilowatt hours of electricity produced by the taxpayer from a qualified facility during the 10-year period beginning on the date it was originally placed in service, and sold to an unrelated person. The production tax credit is reduced under a formula for any year in which the national average price of electricity produced from wind for the immediately succeeding year, or the “reference price,” exceeds 8 cents a kilowatt hour adjusted for inflation and is completely eliminated when the reference price exceeds 11 cents (adjusted for inflation) per kilowatt hour. The reference price for 2008 was 3.60 cents.
     The production tax credit which was scheduled to expire for qualified facilities placed in service after December 31, 2008, was extended by the Emergency Economic Stabilization Act of 2008 (Public Law 110-343) to qualified facilities placed in service before January 1, 2010. The elimination or significant reduction in the production tax credit described above could harm our business, financial condition and results of operations.
Risks Relating to the Biomass Industry
The inherent volatility in the market price of electricity could impact our profitability.
     Our potential revenues, income and cash flow are subject to volatility in the market price for electricity. Our ability to generate revenue has exposure to movements in the market price of electricity, as sales to the power market are likely to be made at prevailing market prices. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy, as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment within the United States and to the power markets in other jurisdictions via interconnects and other external factors outside of our control. Energy from biomass facilities must be taken “as delivered” which necessitates the use of other system resources to keep the demand and supply of electric energy in balance. Accordingly, the potential revenue, income and cash flow may be volatile and adversely affect our value.
Any inability or delay in updating or obtaining required licenses and permits could hinder development and adversely affect profitability.
     We may be unable to obtain all necessary licenses and permits to operate our business. GreenHunter may not necessarily hold all of the licenses and permits required in connection with the construction and operation of most of our biodiesel refinery, biomass plants, and wind projects. The failure to obtain all necessary licenses or permits, including renewals or modifications, could result in construction delays of any of our projects or could otherwise have a material adverse effect on GreenHunter.
Our inability to enter interconnection agreements would restrict our ability to sell electricity.
     We may be unable to enter into necessary interconnection agreements. GreenHunter will be required to enter into certain interconnection agreements with electric utilities prior to selling electricity. The failure to enter into such interconnection agreements on terms that are acceptable to us could have a material adverse effect on GreenHunter.
The biomass energy industry is highly dependent on tax incentives.
     Production Tax Credit. Section 45 of the Internal Revenue Code generally provides a production tax credit of 1.5 cents (the “credit amount” as adjusted annually for inflation) for electricity produced by a taxpayer from a qualified energy resource at a qualified facility during the 10-year period beginning on the date the facility was originally placed in service (the “credit period” which is adjusted for certain facilities as noted below) and sold by the taxpayer to an unrelated person. A qualified energy resource includes closed-loop biomass and open-loop biomass.
     The production tax credit is reduced under a formula for any year in which the national average price of electricity from biomass, or the “reference price,” exceeds 8 cents a kilowatt hour adjusted for inflation and is completely eliminated when the reference price exceeds 11 cents (adjusted for inflation) per kilowatt hour. The Internal Revenue Service has not yet published the reference price for either closed-loop or open-loop biomass for any prior year and has stated that the phase out is not applicable to open-loop and closed-loop biomass for 2006 and 2007.
     For a facility using open-loop biomass to produce electricity, the term “qualified facility” generally means any facility owned by the taxpayer which in the case of a facility using agricultural livestock waste nutrients is originally placed in service before January 1, 2011 and the nameplate capacity rating is not less than 150 kilowatts and in the case of any other facility is originally placed in service before January 1, 2011. It also includes a new unit placed in service after October 3, 2008, in connection with such facility but only to the extent of the increased amount of electricity produced at the facility by such unit. The credit period for a facility for open-loop biomass is shortened from a 10-year period to a 5-year period for any facility placed in service before August 8, 2005, and for facilities other than using agricultural livestock waste placed in service before October 22, 2004, is a 5-year period beginning on January 1, 2005. Also, the credit amount for electricity produced from a facility for open-loop biomass is reduced by one-half.
     For a facility using closed-loop biomass to produce electricity, the term “qualified facility” generally means any facility owned by the taxpayer which is originally placed in service after 1992 and before January 1, 2011 or owned by the taxpayer which before January 1, 2011 is originally placed in service and modified to use closed-loop biomass to co-fire with coal, with other biomass, or with both but only if certain modifications are approved under the Biomass Power for Rural Development Programs or is part of a pilot project of the Commodity Credit Corporation. (The amount of production tax credit attributable to a qualified facility under the immediately preceding sentence is further adjusted based on the ratio of the thermal content of the closed-loop biomass used in the facility to the thermal content of all fuels used in such facility.) It also includes a new unit placed in service after October 3, 2008, in connection with such facility but only to the extent of the increased amount of electricity produced at the facility by such unit. With respect to either a closed-loop biomass facility or open-loop biomass facility, if the owner of such facility is not the producer of the electricity, the person eligible for the credit is the lessee or operator of such facility.
     The production tax credit for qualified resources was scheduled to expire for qualified facilities placed in service after December 31, 2008. However, the Emergency Economic Stabilization Act of 2008 (Public Law 110-343) extended the production tax credit generally to biomass facilities placed in service before January 1, 2011. The elimination or significant reduction in the production tax credit described above could harm our business, financial condition and results of operations.
     Credit for Producing Fuels from Nonconventional Sources. Section 45K also provides a credit against U.S. federal income tax of $3 (adjusted for inflation) per barrel-of-oil equivalent of qualified fuels sold by the taxpayer to an unrelated person and the production is attributable to the taxpayer. The credit phases out as the average annual wellhead price for all domestic crude oil not subject to regulation rises from $23.50 to $29.50 adjusted for inflation. The credit is allowed for gas produced from biomass. The term “biomass” means any organic material other than oil and natural gas (or any product thereof) and coal (including lignite) or any product thereof. This credit is available only for fuel which is produced in a facility placed in service after December 31, 1979 and before January 1, 1993 and which is sold before January 1, 2003. However, if the facility is placed in service after December 31, 1992, the credit applies to fuel sold from such facility before January 1, 2008. This credit as it applies to gas from biomass was not extended by the Emergency Economic Stabilization Act of 2008.
     Bonus Depreciation. Finally, the Emergency Economic Stabilization Act of 2008 provides that an additional first year depreciation of 50% of the adjusted tax basis is available for cellulosic biomass plant property. Cellulosic biomass means any liquid fuel which is produced from any lignocellulosic or hemicellulosic matter that is available on a renewable or recurring basis. Cellulosic biomass plant property means property of a character subject to the allowance for depreciation which is used in the U.S. solely to produce cellulosic biomass, the original use of which commences with the taxpayer and which is placed in service after October 3, 2008, in taxable years ending after that date but before January 1, 2013, and which is acquired by the taxpayer by purchase.
     No Assurance of Continued Tax Incentives. The biomass industry is highly dependent on tax incentives. The credit for producing fuels from nonconventional sources has already expired, and there is no assurance that other tax incentives will be renewed or otherwise continued on favorable terms.
Risks Relating to the Ownership of our Securities
Our common stock only has been publicly traded since January 2, 2008, and the price of our common stock has fluctuated substantially since then and may fluctuate substantially in the future.
     Our common stock has been publicly traded only since January 2008. The price of our common stock has fluctuated significantly since then. From January 2, 2008, to April 9, 2009, the trading price of our common stock ranged from a low of $1.16 per share to a high of $25.45 per share and the closing trading price on April 9, 2009 was $2.20 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:
•	changing conditions in fuel markets;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of comparable companies;

•	additions or departures of key personnel;

•	future sales of our stock;

•	tax and other regulatory developments;

•	our ability to develop and complete facilities, and to introduce and market the energy created by such facilities to economically viable production volumes in a timely manner; and

•	other factors discussed in the “Risk Factors” section and elsewhere in this prospectus and in any prospectus supplement.
We may fail to meet expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.
If we issue additional shares in the future, it will result in dilution to our existing stockholders.
     Our amended and restated certificate of incorporation denies the holders of our common stock the right to subscribe for additional shares of capital stock upon any issuance or increase thereof. As a result, if we choose to issue additional shares of common stock or securities convertible into common stock, our stockholders may be unable to maintain their pro rata ownership of common stock. The issuance of additional securities will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares or securities convertible into or exercisable for shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders who do not purchase such shares. Further, such issuance may result in a change of control of our company. There is no assurance that further dilution will not occur in the future.
We may issue shares of our capital stock or debt securities to complete a business combination or acquire assets, which would dilute the equity interest of our stockholders and could cause a change in control of our ownership.
     Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of April 10, 2009, there were 68,931,124 authorized but unissued shares of our common stock available for issuance and 9,976,925 shares of preferred stock available for issuance. As of December 31, 2008, the number of shares of our common stock subject to outstanding options, warrants, GreenHunter’s Series A convertible preferred stock and GreenHunter’s Series B convertible preferred stock was 15,748,448. At April 10, 2009, we had commitments to issue 140,351 additional shares of common stock and we will, in all likelihood, issue a substantial number of additional shares of our common stock, preferred stock or convertible securities, or a combination of common stock, preferred stock and convertible securities, to the stockholders of a potential target or in connection with a related simultaneous financing to complete a business combination or asset purchase. The issuance of additional common stock, preferred stock or convertible securities may:
•	significantly dilute the equity interest of current stockholders in our Company;

•	subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to holders of our common stock;

•	cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and possibly result in the resignation or removal of some or all of our present officers and directors; and

•	adversely affect prevailing market prices for our common stock.
Similarly, our issuance of additional debt securities could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination or asset purchase are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contains covenants that require the maintenance of certain financial ratios or reserves, or change of control provisions, and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.
Our ability to successfully effect a business combination and to be successful afterwards will be dependent upon the efforts of our key personnel, and others hired to manage the acquired business and whom we would have only a limited ability to evaluate.
     Our ability to successfully effect a business combination will be dependent upon the efforts of our key personnel. However, we cannot presently ascertain the future role of our key personnel in the target business. While we intend to closely scrutinize any individuals we engage in connection with a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating as part of a public company which could cause us to have to expend time and resources familiarizing them with such requirements. This process could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
Our officers’ and directors’ allocation of their time to other business interests could have a negative impact.
     All of our officers are required to commit their full work hour time to our business affairs, with the exception of Mr. Evans. Due to existing board of director positions and other business interests that Mr. Evans maintains with other companies, Mr. Evans cannot commit all of his work hours to GreenHunter. However, subject to Board approval where appropriate, all material corporate, strategic and financial decisions will be reviewed and ultimately decided by Mr. Evans.
Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate attractive business combinations.
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
We are subject to credit market risk.
     Distress in the credit and financial markets has reduced liquidity and credit availability. The Company has a credit facility consisting of a fully utilized $33.5 million term loan facility and a $10 million working capital facility with WestLB, which the bank may, in its sole discretion, increase up to an aggregate of $150 million (including the $43.5 million commitment). As of April, 2009, $42.9 million was outstanding under this credit facility, and the Company had no borrowing availability. Credit market risk could negatively impact WestLB’s ability and willingness to fund the commitment amount of the credit facility and to increase the credit facility up to $150.0 million or any lesser increased amount. Credit market risk could also negatively impact the Company’s suppliers being able to make deliveries in accordance with their commitments.
In the event we cannot comply with the requirements of the Sarbanes-Oxley Act of 2002 or we acquire a business that is unable to satisfy regulatory requirements relating to internal controls, or if our internal controls over financial reporting are not effective, our business and our stock price could suffer.
     As a reporting public company, we are currently subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and will need to have an audit of our management’s assessment of internal control beginning in fiscal year 2009. In addition, such statute also requires an evaluation of any target business acquired by us. Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls, including an evaluation of any target businesses acquired by a company. In the event the internal controls over financial reporting of a target business cannot satisfy the regulatory requirements relating to internal controls or if these internal controls over financial reporting are not effective, we may not be able to complete a business combination with the target business without substantial cost or significant risks to our company or our management may be unable to certify as to the effectiveness of the internal controls and our auditor may be unable to publicly attest to this certification following the completion of a business combination. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal controls over financial reporting and our independent auditors’ attestation of that assessment may require the commitment of significant financial and managerial resources or may prevent a business combination with certain target businesses. If we fail to timely complete our evaluation, if our management is unable to certify the effectiveness of the internal controls of our company or the acquired business or if our auditors cannot attest to management’s certification, we could be subject to regulatory scrutiny and loss of public confidence, which could have an adverse effect on our business and our stock price.
Our outstanding options, warrants and convertible preferred stock may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.
     We have issued options to purchase 5,629,500 shares of common stock, warrants to purchase 6,208,948 shares of common stock, and preferred stock convertible into 3,910,000 shares of common stock, as of December 31, 2008. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these options and warrants or conversion of the preferred stock could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised or converted, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our options, warrants and preferred stock may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the options, warrants and preferred stock could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If, and to the extent, these options, warrants and preferred stock are exercised or converted, respectively, you may experience dilution to your holdings.
We do not intend to pay dividends on our common stock and thus stockholders must look solely to appreciation of our common stock to realize a gain on their investments.
     Although we have paid cash dividends on our Series A Preferred Stock, we have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.
Item 2. Properties
     Through our acquisition of BioFuels in April 2007, we own a waste oil recycling facility on a 20 acre industrial parcel located on the Houston ship channel. Until July 2007, the facility was manufacturing base oils, lubricants, diesel fuels and naptha. We have designed and converted the existing facility into a 105 million gallon per year biodiesel refinery capable of utilizing multiple vegetable feedstocks and animal fats. In addition, we are in the process of completing the installation of 700 thousand barrels of bulk storage capacity on site.
     Our Mesquite Lake Resource Recovery Plant is an 18.5 MW waste-to-energy facility located in El Centro, California. This plant is owned by GreenHunter Mesquite Lake, Inc., a wholly-owned subsidiary of GreenHunter. This Imperial County facility was originally built in 1989 to process cow manure into electricity and operated until December 1994. Several modifications were implemented during its operating life to improve plant performance leading to a 95% on-line capacity factor during its last year of operation. Currently, Mesquite Lake is not generating electricity and is in a dormant state. Our primary business objective is to re-power the facility using existing biomass processing technology into a profitable electricity power plant.
     On November 30, 2007, we purchased real estate including two office buildings comprising approximately 20,200 usable square feet of space located in Grapevine, Texas for use as our corporate headquarters.
Item 3. Legal Proceedings
Orion Ethanol, Inc, a Nevada corporation, Plaintiff, vs. GreenHunter Energy, Inc. a Delaware corporation, GreenHunter BioFuels, Inc. a Texas corporation, et al, Defendants, in the United States District Court for the District of Kansas. Plaintiff brought suit against the defendants on June 16, 2008 alleging that GreenHunter Energy and GreenHunter BioFuels entered into a conspiracy with the other defendants to weaken the plaintiff, acquire or divert its assets and opportunities and ultimately gain control and ownership of plaintiff. Specifically, plaintiff alleges that GreenHunter Energy and GreenHunter BioFuels tortiously interfered with Plaintiff’s opportunities and expectancies in acquiring Channel Refining Corporation and the Mesquite Lake Resource Recovery Facility and interfered with the plaintiffs ability to complete financing with WestLB.
Defendants have been served with this lawsuit and have filed a response. Defendants vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit. Initial discovery is being conducted by both plaintiff and defendants.
Defendant believes that this litigation will result in a favorable outcome to GreenHunter.
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
Defendant has been served with this lawsuit and has answered the lawsuit. Defendant vigorously denies the allegations in the lawsuit and believes the lawsuit is completely without merit. Defendant has filed a countersuit against plaintiff for failure to make payments to defendant under the contract.
Defendants have responded to Plaintiff’s first set of discovery request and has requested discovery from the Plaintiff. At this point in the litigation process the Company believes it is too early to determine the ultimate outcome of this lawsuit.
Jacob Stern & Sons, Inc., Plaintiff vs. GreenHunter BioFuels, Inc., Defendant, in the District Court of Harris County, Texas, 334th Judicial District. Plaintiff brought suit against the defendant on February 19, 2009 alleging that the defendant breached two separate contracts for the purchase of animal fat feedstock for its biodiesel refinery in Houston. Defendant has denied that a contractual agreement was entered into between the parties.
Defendant has been served but has not yet formulated a response. At this point in the litigation process the Company believes it is too early to determine the ultimate outcome of this lawsuit.

Item 4. Submission of Matters to a vote of Security Holders
     There were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock began trading on the American Stock Exchange (now known as NYSE Amex) on January 2, 2008, under the symbol “GRH”. Prior to trading on the NYSE Amex, there was no public market for our common stock. The reported high and low sales prices for our common stock from and after January 2, 2008, as reported by the New York Stock Exchange, are shown below for the period indicated.

			Average Daily
			Trading Volume
	High	Low	(Shares)

2008
First Quarter	$20.50	$12.00	3,640
Second Quarter	$25.45	$11.81	26,642
Third Quarter	$19.25	$11.55	39,256
Fourth Quarter	$14.30	$3.28	36,287
     On April 9, 2009, the last reported closing price of our common stock on the NYSE Amex was $2.20 per share. Our registrar and transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. As of April 9, 2009, there were 601 record holders of our common stock.
     We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of our business activities.

	Equity Compensation Plan Information
			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	477,500	$19.58	1,522,500
Equity compensation plans not approved by security holders	5,152,000	$9.06	—

Total	5,629,500	$9.96	1,522,500
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
     On May 1, 2008 we closed the Company’s private placement offering of units consisting of the Company’s Series A 10% Secured Redeemable Debentures and Warrants to purchase common stock.

The Company raised approximately $21 million pursuant to the offering. The Debentures accrue interest at the rate of 10% per annum and have a maturity date of July 31, 2012. These Debentures are non-recourse to GreenHunter, Inc. and are secured by a second lien position on the stock of GreenHunter BioFuels, Inc., which is a wholly owned subsidiary of GreenHunter Energy, Inc. The Company has certain call rights to the debentures, including the option to redeem the debentures for our common stock.
     On October 15, 2008, the Company acquired a 30% membership interest in Wheatland Wind Power, LLC, a Colorado limited liability company for approximately $420 thousand (including fees) in cash and 44,964 shares of common stock (valued at $315 thousand).
     On October 22, 2008, the Company acquired a lease option on a twenty-two acre Port Sutton site for approximately $130 thousand in cash and 58,246 shares of restricted common stock of GreenHunter Energy, Inc. valued at $367 thousand.
     By December 31, 2008 we had sold units in the Company’s private placement offering, such units consisting of the Company’s Series B 9% Secured Redeemable Debentures and Warrants to purchase common stock. The Company raised approximately $3.6 (prior to offering costs) million pursuant to the offering at December 31, 2008. The Debentures accrue interest at the rate of 9% per annum and have a maturity date of five years from the date of issuance. These Debentures are non-recourse to GreenHunter Energy, Inc. and are secured by a second lien position on the stock of GreenHunter Mesquite Lake, Inc., which is a wholly owned subsidiary of GreenHunter Energy, Inc. The Company has certain call rights to the debentures, including the option to redeem the debentures for our common stock.
Item 6. Selected Financial Data
The following table presents our selected historical financial information as of and for the periods presented. The selected historical financial information has been derived from our audited financial statements.

	For the years ended December 31
	2008	2007	2006	2005	2004
Operating results
Revenues	$5,001,581	$1,052,743	$—	$—	$—
Cost of goods and services	14,150,681	758,799	—	—	—
Hurricane repairs and losses	5,631,158	—	—	—	—
Project costs	779,198	276,505	1,016,931	1,087,642	715,706
Selling, general and administrative	22,382,367	11,783,113	676,881	357,327	223,054
Loss on impairments	21,768,886	—	—	—	—
Operating loss	(62,423,851)	(11,884,301)	(1,728,500)	(1,454,482)	(942,570)
Loss from discontinued operations	(532,682)	—	—	—	—
Net loss before minority interest	(65,790,379)	(12,034,342)	(1,760,195)	(1,454,210)	(942,570)
Preferred dividends	(16,188,219)	(1,657,671)	—	—	—
Net loss to common stockholders	$(82,403,990)	$(13,692,013)	$(1,760,195)	$(1,454,210)	$(942,570)
Net loss per common share	$(3.04)	$(0.80)	$(0.12)	$(0.10)	$(0.06)
Balance sheet (end of period)
Cash and cash equivalents	$676,636	$18,750,394	$64,786	$36,461	$13,305
Property and equipment, net	63,096,551	32,668,032	114,040	109,451	40,341
Total assets	93,738,970	59,497,285	698,308	632,781	101,506
Long-term debt	63,014,601	16,716,738	2,851,259	—	—
Total liabilities	94,033,070	21,097,191	3,333,505	326,146	291,661
Preferred Stock	23,075,000	12,500,000	—	—	—
Total stockholders’ equity (deficit)	$(186,810)	$38,400,094	$(2,635,197)	$(306,635)	$(190,155)

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
  Overview
     Prior to April 13, 2007 we were a start up company in the development stage pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We currently have ongoing business initiatives at GreenHunter in wind through GreenHunter Wind Energy, LLC (“Wind Energy”) and Wheatland Wind Power, LLC (“Wheatland”), in biodiesel and methanol through GreenHunter BioFuels, Inc. (“BioFuels”), and in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”). We intend to become a leading provider of clean energy products.
     We believe that our ability to successfully compete in the renewable energy industry depends on many factors, including the location and low cost construction of our planned facilities, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate debt and equity capital, and recruitment of experienced management.
BioFuels
     On April 13, 2007, we purchased 100% of the outstanding stock of Channel Refining Corporation (“CRC”), a specialty chemical and waste oil manufacturer with facilities located in Houston, Texas. CRC’s operations principally consisted of producing petroleum diesel and naphtha from contaminated sources of trans-mix or other petroleum based products. Our interest in CRC was not for its existing operations, but was for converting the existing location into a biodiesel manufacturing, storage and terminal operation located along the Houston Ship Channel which would allow for multiple land and water based transportation options as well as the possibility of sourcing raw material from worldwide supplies. The specialty chemical and waste oil operations of CRC were continued through July 2007. Subsequent to our purchase, we renamed this entity GreenHunter BioFuels, Inc.
     We completed building and began commissioning a 105 million gallon per year (nameplate capacity) biodiesel refinery on this site during 2008 as well as 638 thousand barrels of product bulk storage for our terminal operations. We also have the ability to process up to 18 million gallons per year of contaminated methanol (a chemical used in biodiesel production). We also plan to construct a 20 million gallon per year capacity glycerin (a byproduct of biodiesel manufacturing) refinery on site if additional financing can be obtained.
     Overhaul of an existing distillation process on the site was begun in April 2007. This process was commissioned and began processing contaminated methanol in September 2007. Commissioning of the biodiesel process was begun in mid June 2008, and commercial production of biodiesel began during August 2008. Our refinery was almost immediately shut down, however, as a result of Hurricane Ike on September 11, 2008. The refinery remained down for repairs through November 2008 and the facility resumed biodiesel production and the commissioning process the last week of that month.

     Based upon available capital, we expect a technical grade glycerin project production unit to be completed and commissioned by May 2009, and to have a glycerin distillation project which will produce US Pharmaceutical Grade Glycerin – Non Certified, in August 2009 – also pending availability of funding for the glycerin project. All 638 thousand barrels of the Houston Terminal Project bulk storage tanks are presently erected. There remains some minor piping, pumps, instruments, containment and lighting yet to be completed for final completion of the Houston terminal project.
     We do not expect to operate at a profit before our biodiesel and glycerin refineries are completely constructed and operational. Due to current economic conditions of both available capital and the biodiesel markets overall, we made the decision during March 2009 to suspend operations of the biodiesel refinery until the biodiesel market conditions recover. Until the refinery resumes operations, we plan to provide terminal and distillation services at the refinery to provide a base level of cash flow.
BioMass
     In May 2007 we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in El Centro, California, which we began refurbishing during 2008. During 2008 we found that the existing air permit for the plant was not sufficient to support our planned operations, and we are currently going through a re-permitting process with the appropriate governmental agencies. Due to this process, we are able to incorporate a possible expansion of up to 7 megawatt (“MW”) as well as to terminate the existing power purchase agreement in order to pursue improved pricing for our output. Accordingly, we put this project on hold during the fourth quarter of 2008 while we go through the re-permitting process; we expect the new air permit to be issued in the latter half of 2009. We expect to sign the new power purchase agreement in the second quarter of 2009 and to resume construction sometime during the fourth quarter of 2009, assuming additional sources of funding are obtained.
Wind Energy
     Until April, 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to potential wind energy farm locations in Montana, Wyoming, Texas, China, New Mexico, and California and continue to operate and gather data produced from wind measurement equipment located on these sites. We also continue to seek additional potential development sites, particularly those that would be near our other renewable energy projects. The nature of these wind energy projects necessitates a longer term than our other projects before they become operational, if ever. We expect to commence construction on at least one of our Texas wind farms in 2009 which would involve construction of a 35 MW wind farm. We expect this wind farm to become operational by the first quarter of 2010 if adequate funding can be obtained.
     During 2007, we entered into a master wind turbine supply agreement with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese company. The agreement provides for the availability of any size of wind turbines supplied by MingYang for use on our wind farm projects in North America through December 31, 2012. We estimate that the total capacity of wind available under this agreement could approach 900 MW through 2012. We are also seeking additional supply agreements with other domestic and foreign manufacturers.
     We also entered into a subscription agreement with MingYang during 2007 to acquire an equity interest in MingYang. At December 31, 2008, we funded approximately 60% of the subscription agreement, for approximately $7.0 million. We held an approximate 3.59% equity interest in Ming Yang at that date. We have the option to acquire an additional 2.39% interest in this entity for approximately 30 million RMB ($4.4 million USD at December 31, 2008) once certain conditions of the subscription agreement are met by MingYang and provided that we have obtained additional funding. In 2008, its initial year of manufacturing wind turbines, MingYang shipped 80 units for installment in China and expects to substantially increase the number of units shipped during 2009. We believe this investment will further our goal of developing renewable energy sources on a worldwide basis.
 Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007:
     Due to the acquisition of our BioFuels business unit on April 13, 2007, our operating results in the 2007 period included approximately nine months of BioFuels’ operating results, while the 2008 period contains a full twelve months of operating results for 2008.
     BioFuels Revenues
     For the year ended December 31, 2008, we had product sales of $4.6 million, consisting of $621 thousand in methanol sales, $4.0 million in biodiesel sales, and $18 thousand sales of raw materials. We also had revenue from terminal operations, including storage and material handling charges, of $373 thousand. Revenues in the prior year period consisted of $616 thousand in fuel oil sales related to the acquired plant’s prior operations, $96 thousand in processing revenues, and $341 thousand in methanol sales. Of these prior year revenue streams, only the methanol sales were continued during 2008.
     BioFuels Costs of Sales and Services
     For the year ended December 31, 2008, we had costs of sales and services of $14.2 million compared to $759 thousand during the year ended December 31, 2007. Our 2008 costs included $10.6 million of costs related to our inventory consumption and losses which includes a lower of cost or market impairment of $4.6 million related to the large decrease in both the value of our raw materials on hand and the biodiesel produced at the plant and $6 million in costs, including feedstock and chemicals, which are directly related to the production of our methanol and biodiesel. The remaining $3.6 million in costs of sales and services were related to our terminal operations and excess capacity while our refinery was operating, including utilities, direct labor and other production costs. The prior year cost of sales and services consisted of $307 thousand in material and freight costs and $452 thousand in operating expenses.
     Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $542 thousand in the 2008 period compared to $277 thousand in the 2007 period. The increase was due to the acquisition of additional wind projects in Shanghai, China, Texas, and Wyoming during 2008.
     Biomass Project Costs
     We incurred project costs associated with our biomass projects of $238 thousand in the 2008 period. These costs were associated with consulting and travel costs associated with the refurbishment of our Mesquite Lake plant.
     Hurricane repairs and losses
     We incurred a total of $5.6 million in hurricane losses, net of anticipated insurance recoveries, during 2008 as a result of our Houston BioFuels campus being hit by Hurricane Ike during September. Our corporate hurricane loss of $558 thousand was related to power cogeneration equipment which was stored at our BioFuels site and was damaged due to the high water, and is net of anticipated insurance recoveries. Our BioFuels hurricane loss of $5.0 million was due to $2.3 million in inventory losses and contamination, $974 thousand in environmental clean-up work, and $6.1 million in repairs and equipment replacements at our plant; these losses were partially offset by anticipated recoveries of $4.4 million.

     Depreciation Expense
     Depreciation expense was $2.7 million during the 2008 period compared to $119 thousand during the 2007 period; the increase was due primarily to depreciation on our biodiesel refinery and terminal which began during August 2008.
     Loss on Asset Impairments
     Our loss on asset impairment was $21.8 million during 2008. We recorded impairments of $2.6 million related to a terminated power purchase agreement and invalid air permits that were acquired at our Mesquite Lake project, and we recorded an additional $19.1 million in impairments related to our BioFuels campus due to significant doubt regarding the recoverability of our plant investment given our liquidity and time constraints and the current condition of the biodiesel market.
     General and Administrative Expense
     General and administrative expense (“G&A”) was $22.4 million during the 2008 period versus $11.8 million during the 2007 period, an increase of $10.6 million.
     Unallocated corporate G&A increased $5.3 million between the two periods, increasing from $10.7 million up to $15.9 million. Approximately $1.9 million of this increase was due to employee stock option expense which increased to $8.2 million from $6.3 million. Salaries and personnel-related costs decreased $673 thousand; although we added staff at our corporate headquarters to address the increased scope of operations and our public reporting requirements, we had significant decreases in incentive compensation during 2008. Professional fees increased $2.5 million as a result of public reporting requirements and litigation, office and related costs increased $670 thousand and travel and marketing increased $547 thousand, both as a result of added staff and our increased scope of operations.
     BioFuels G&A increased $4.0 million, up from $641 thousand during 2007 to $4.7 million during 2008. This increase was due to the addition of administrative and marketing personnel at the plant.
     Biomass G&A was approximately $624 thousand during the 2008 period versus approximately $98 thousand during the 2007 period due to construction and planning of the Mesquite Lake biomass plant.
     Wind Energy G&A increased approximately $832 thousand, up to $1.2 million as we added personnel, opened two offices, and incurred additional professional fees as a result of the increased number of projects for this segment during 2008.
     Operating Loss
     Our operating loss was $62.4 million in the 2008 period versus a loss of $11.9 million in the 2007 period, due principally to the increase in cost of sales and services due to our BioFuels plant beginning production during 2008 as well as our asset impairments and increased G&A related to our increased scope of operations and public reporting requirements.
     Our BioFuels segment generated operating losses of $40.5 million and $422 thousand, respectively, during 2008 and 2007 due to their start-up operations during 2008 as well as hurricane damage sustained during the third quarter of 2008 and impairment charges to their Houston campus.
     Our Wind Energy segment generated an operating loss of $1.8 million during 2008 as compared to an operating loss of $697 thousand during 2007 due to additional projects entered into during the year.
     Our Biomass segment generated operating losses of $3.5 million during 2008 and $98 thousand during 2007; the increase was due to increased operations due to the construction of Mesquite Lake and the acquisition of Telogia and the write off of acquisition values assigned to invalid air permits and a terminated power purchase agreement.

     Our unallocated corporate operating losses were $16.7 million and $10.7 million during 2008 and 2007, respectively, due to increases in our G&A as a result of our public company filing requirements and increased scope of operations. Non-cash stock compensation of $8.2 million and $6.3 million was included in our unallocated operating losses during the 2008 and 2007 periods, respectively.
     Interest and Other Revenues
     Interest and other revenues were $644 thousand during the 2008 period and $373 thousand during the 2007 period primarily due to higher cash balances on hand during 2008 as a result of our financing activities.
     Interest, Accretion and Other Expense
     Interest, accretion and other expense increased from $523 thousand during the 2007 period up to $4.0 million during the 2008 period. The 2008 period was primarily comprised of interest expense related to our construction loan and redeemable debentures.
     Discontinued Operations
     We recorded losses from discontinued operations related to four months of operating costs of our Telogia plant which was sold during the first quarter of 2009. These costs were primarily composed of payroll and utility expenses at the plant.
     Net Loss
     We realized a net loss of $66.2 million in the 2008 period compared to a net loss of $12 million during the 2007 period due to the increases in our operating loss and interest expense as well as impairment charges at our Houston BioFuels campus which were partially offset by the increase in interest income in the current period.
     Net Loss to Common Shareholders
     Dividends on our preferred stock were $1.7 million in the 2007 period versus $16.2 million in the 2008 period. The 2008 amount includes deemed dividends of $15.2 million which were related to the issuance of our Series B preferred stock and a warrant dividend which was distributed to all common and preferred shareholders during as well as $1.0 million in dividends paid and accrued on our Series A 8% Preferred Stock. The 2007 period included $708 thousand in cash payments and $950 thousand in deemed dividends which were based on the value of the warrants issued in connection with the issuance of our Series A Preferred Stock.
     Our net loss to common stockholders was $82.4 million in the 2008 period versus $13.7 million in the 2007 period, primarily due to increased operating losses due to the increased scope of our operations as well as asset impairments and the dividend expense of $16.2 million recorded in the 2008 period. Our net loss per share increased to $4.08 in the 2008 period, up from $0.80 in the 2007 period.
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
     Operating Loss
     Our operating loss was $11.9 million in the 2007 period versus a loss of $1.7 million in the 2006 period, due principally to the increase in general and administrative expense which was offset by a reduction in project costs. Our Wind Energy segment generated an operating loss of $697 thousand during 2007 as compared to an operating loss of $1.7 million during 2006 due to a decrease in project costs as we completed the preliminary engineering and environmental phases and have transitioned into a phase where we are concentrating on the acquisition of wind data. Our BioFuels and BioPower segments generated operating losses of $422 thousand and $98 thousand, respectively, during 2007. Both of these segments began during 2007. Our unallocated corporate operating losses were $10.7 million during 2007, which included $6.3 million of stock compensation. Prior to 2007, all corporate activities were allocated to the Wind Energy segment as this was our primary focus.
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

     Net Loss
     We realized a net loss of $12.0 million in the 2007 period compared to a net loss of $1.8 million during the 2006 period due to the increases in our operating loss which includes the $6.3 million non-cash employee stock option expense in 2007 and interest expense which were partially offset by the increase in interest income in the current period. Dividends on our preferred stock were $1.7 million in the 2007 period versus none in the 2006 period due to the issuance of our Series A 8% preferred stock and common stock warrants related to the preferred stock during the 2007 period. The dividend included $708 thousand in cash payments and $950 thousand in non-cash expense which was based on the value of the warrants issued in connection with the preferred stock. Our net loss to common stockholders was $13.7 million in the 2007 period versus $1.8 million in the 2006 period, primarily due to the non-cash employee stock option expense of $6.3 million and the dividend expense of $1.7 million recorded in the 2007 period. Our net loss per share increased to $0.80 in the 2007 period, up from $0.12 in the 2006 period.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of December 31, 2008, we had cash and cash equivalents of approximately $677 thousand and a working capital deficit of $18.4 million as compared to cash and cash equivalents of $18.8 million and working capital of $15 million in the prior period. These decreases in cash and working capital were due to the activities described below.
Operating Activities
     During 2008, we used $29.1 million in operating activities versus $2.2 million during 2007. This increase in cash used was principally due to the operation of our biodiesel refinery which commenced operations in August of 2008. The cost of raw materials, processing chemicals, operating and repair costs, selling and administrative costs and financing costs exceeded the revenues generated by the refinery. This was due in part to Hurricane Ike which struck the refinery during September 2008. After extensive repairs, production operations resumed at the end of November 2008.
     Other increases in cash used in operating activities were due to increased general and administrative expenses due to increased staffing levels as a result of our increased scope of operations. We had no operating source of income with which to pay our operating costs in 2008 other than those revenues generated at our biodiesel refinery, and the use of those revenues are restricted under our credit agreement with a bank. As a consequence, we were required to use cash provided by financing activities to fund a significant portion of our operating activities.
Financing Activities
     During the year ended December 31, 2008, we raised $68.3 million under our financing activities. These activities included issuing $17.3 million in redeemable debentures, borrowing approximately $50.7 million under our notes payable, and repayment of approximately $8.4 million under these notes payable. We also raised $13.1 million from sales of common and preferred stock, paid $2 million in deferred financing costs, paid $750 thousand in cash dividends and paid $1.4 million to purchase approximately 89 thousand shares of treasury stock. These activities are described more fully below.
     Notes Payable
     During January 2008, we exchanged 117,998 shares of our common stock for the remaining balance of $1.9 million in notes originally issued in connection with the acquisition of CRC in a non-cash transaction.

     During 2008, we financed our annual insurance premiums in the amount of $1.6 million. This note bears interest at a fixed rate of approximately 3.84% and is payable in monthly installments through March 15, 2009. We paid approximately $1.2 million in principal payments during 2008 related to this note.
     Convertible Debt
     During 2008, the note plus accrued interest on our existing convertible note payable was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10%. On August 29, 2008, we converted the entire balance of this note by issuing 594,011 shares to the holder in a non-cash transaction.
     10% Series A Senior Secured Redeemable Debentures
     During 2008, we raised an additional $13.7 million under our 10% Series A Senior Secured Redeemable Debenture offering which was initiated during the fourth quarter of 2007. Sales of the Debentures continued until April 30, 2008, at which point the program was cancelled, and all proceeds were received by June 30, 2008.
     9% Series B Senior Secured Redeemable Debentures
     During July 2008, we announced the offering of our 9% Series B Senior Secured Redeemable Debentures. These notes will have a term of five years. These debentures are non-recourse to GreenHunter Energy and will be secured by our Mesquite Lake common stock in the event that the program reaches $15 million in subscriptions. During 2008, we raised $3.6 million under this program.
     Nonrecourse Term Loan and Working Capital Loan
     During 2007, BioFuels entered into a credit agreement with a bank which provided for a $38.5 million construction/term loan facility and a $5 million working capital facility in connection with our development, construction and operation of our BioFuels campus. During the first quarter of 2008, we amended the credit agreement to reduce the construction/term loan portion of the facility to $33.5 million and to increase the working capital portion of the facility up to $10 million. The construction/term loan portion of the facility is for a term of six years and the working capital facility revolves annually upon conversion of the construction loan to a term loan. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options. During 2008, we borrowed $31.9 million under the construction/term loan facility and $17.2 million under the working capital facility. We also made repayments of $7.2 million under the working capital facility during 2008. Although we were in compliance with the covenants of the credit agreement at December 31, 2008, we determined that we were subsequently not in compliance with the covenants of the credit agreement due to the fact that we did not have our biodiesel refinery operating at 95% of nameplate capacity at the specified conversion date of March 20, 2009. We are currently in discussions with the lender regarding remedies for this situation.
     Series A 8% Convertible Preferred Stock
     During 2007, we authorized and established a series of preferred stock that was designated as “2007 Series A 8% Convertible Preferred Stock” (“Series A”). The series was constituted as 12,500 shares with a stated value per share initially set equal to one thousand dollars ($1,000).
     The preferred stock provides for a cumulative dividend that may be payable, at our option, in cash or shares of common stock at 115% of the cash dividend payable and using the 10-day average price per share of common stock. During 2008, we paid $750 thousand in cash dividends on this preferred stock series.

     Series B Convertible Preferred Stock
     On August 21, 2008, we authorized and established a series of preferred stock that was designated as “2008 Series B Convertible Preferred Stock”. The series was constituted as 10,575 shares with a stated value per share initially set equal to $1,000. On August 21, 2008, we executed a securities purchase agreement for $10.6 million in cash proceeds, net of expenses. Under the agreement, the buyer returned their 1,410,000 2007 Warrants to us along with the cash proceeds. We cancelled these warrants in connection with the transaction, and issued 10,575 shares of the Series B Preferred and 1,410,000 warrants to acquire our common stock at an exercise price of $25. We recorded a non-cash deemed preferred dividend of $13.9 million in relation to this issuance to reflect the excess of the fair value of the securities issued in the transaction over the carrying value of the warrants cancelled.
     Common Stock
     In addition to the stock issued related to our convertible note and notes payable described above, we also issued shares in the following transactions:
     During October 2008, we issued 58,246 shares, valued at $6.30 a share to acquire a lease option for property in Port Sutton, Florida.
     We issued 5,512 shares at $18.91 per share of our common stock to the GreenHunter Energy, Inc 401(k) Employee Stock Ownership Plan (“KSOP”) as a voluntary employer match for the 2007 plan year and issued 1,667 shares at $19.19 per share as an employment inducement grant.
     We issued 426,750 shares of our common stock at an average price of $5.53 per share and pursuant to the exercise of 426,750 of our outstanding warrants and options. We received proceeds of $2.4 million.
     During the year ended December 31, 2008, we issued 25,519 shares of our common stock at $18.91 per share for executive compensation.
     Common Stock Warrants
     During the third quarter of 2008, we issued 2,470,004 warrants with a strike price of $27.50 to our common stock and preferred stock holders as dividends. We issued an additional 173,750 warrants with a strike price of $25.00 for proceeds of $208 thousand related to a program under which we offered a new $25.00 warrant inducement for holders who exercised their warrants prior August 29, 2008. We issued a dividend to all common and preferred shareholders on September 15, 2008 in the form of $25 warrants. We recorded non-cash common dividends of $3.2 million and non-cash deemed preferred dividends of $599 thousand related to these warrant dividends.
Investing Activities and Future Requirements
     Capital Expenditures
     During 2008, we invested approximately $55.4 million in capital expenditures, including $37.3 million to build our renewable energy campus in Houston, $4.7 million to acquire and begin refurbishing the Telogia biomass plant and related assets, $12.5 million to refurbish our Mesquite Lake biomass plant, $327 thousand for equipment on our wind leases, and $553 thousand for office equipment. We also spent $5.3 million to fund 50% of our equity subscription agreement with Ming Yang.
     Forecast
     For 2009, we have not adopted a formal corporate budget due to our current lack of capital resources. We have formulated specific project budgets and will adopt a formal corporate project budget upon securing necessary financing commitments.

     BioFuels
     While we do not have a formal budget in place, we plan to seek financing for approximately $850 thousand in capital projects at our Houston campus. These projects would consist of $400 thousand for glycerin desalting, $300 thousand for a water wash system, and $150 thousand for tank upgrades. If sufficient capital is available, we would also pursue completion of our glycerin refinery for a total cost of approximately $8.5 million. Currently, due to lack of operating capital and the current biodiesel market, we estimate that our Houston campus will be restricted to toll processing, terminal storage, and methanol processing activities for most of 2009.
     Biomass
     Biomass is seeking financing for approximately $40 million in capital expenditures in 2009, which would include refurbishment and expansion costs of $24 million for the Mesquite Lake biomass facility in El Centro, California as well as the potential acquisition of an operating biomass plant located in the Northeastern U.S.
     Wind Energy
     Wind Energy is pursuing financing for approximately $65 million in 2009 to construct of a wind farm project in Texas. This capital budget includes the purchase of the wind turbine equipment.
     Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.
     Consulting Agreement with Chateau
     We have granted Chateau (the entity from whom we purchased Mesquite Lake during 2007) the non-exclusive right to represent us in the location and development of renewable energy projects. Chateau shall be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects in exchange for a quarterly fee of $98 thousand. The quarterly payments began June 30, 2007 and are scheduled to continue every quarter thereafter until the last payment is due on March 31, 2012. During the fourth quarter of 2008, we suspended these payments to Chateau pending resolution of a dispute regarding the validity of the existing air permits that were in place at Mesquite Lake on the date of our acquisition.
     Investment in MingYang
     At December 31, 2008, we have invested approximately 45 million RMB, or $7.0 million USD (including fees and commissions), and have an option to invest an additional 30 million RMB which would result in an approximate additional 2.38% equity interest. We paid fees and commissions related to this investment of approximately $676 thousand.
     Port Sutton
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and a ceiling of $25. These shares will be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we will issue an additional 80,000 up to an additional 140,351 shares.
     Weaknesses and Uncertainties that May Affect our Financial Condition and Ability to Continue as a Going Concern
     The execution of our business plan is contingent upon our ability to obtain the requisite capital to design, construct and operate our BioFuels, Biomass, and Wind Energy projects as well as to fund our general and administrative expenses, financing costs and preferred dividend payments until these projects become profitable.

     At December 31, 2008, we had a working capital deficit of approximately $18.4 million and did not have any significant cash flows from operating assets. We currently do not have sufficient cash reserves to meet our existing obligations or to fund operating and capital projects for fiscal year 2009, and we will not be able to rely on cash flows from our biodiesel refinery until market conditions for biodiesel improve dramatically. As a result, we will have to secure additional capital sources to provide for both working capital needs and any planned project development. While we believe that our Houston site will provide sufficient cash flows from tolling and terminal services to cover its obligations, we do not currently have any assurance that these cash flows will be sufficient to cover these obligations. These factors raise substantial doubt about our ability to continue as a going concern.
     We are in the process of seeking additional capital, particularly with respect to marketing our Series B Debentures and the development of our Mesquite Lake Biomass asset. We also plan on selling certain non-strategic assets. We may also seek capital through issuance of common or preferred equity or equity-linked securities, project financing, joint venture projects, sales of certain projects, or strategic business combinations.
     Due to the deterioration in the debt and equity capital markets for alternative energy companies, there can be no assurance that we will be successful in raising additional capital in fiscal year 2009.
     The assumptions that we have used in our business plan have not been tested as we only recently commenced production at our Houston refinery and have not begun operations at any of our other projects. As a result, we have based our business plan on agreements that are not yet operational as well as on proposals that have not yet been finalized or implemented. Definitive versions of such agreements, documents, plans, or proposals may never be finalized or, when finalized, may contain terms or conditions that vary significantly from our assumptions or may not prove to be profitable or may otherwise not perform in accordance with our assumptions.
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
     In our BioFuels business, we face additional uncertainty as to the cost and availability of feedstock and chemicals to produce biodiesel and glycerin as well as in the demand for and price of these products. Our ability to produce biodiesel profitably also depends on the continued availability of the $1 per gallon federal tax credit for blenders of biodiesel. This tax credit was renewed during 2008 and has an expiration date of December 31, 2009. This credit is currently being considered for another extension until December 31, 2010 or later by the United States government. The government might also restrict the availability of this credit in a manner that might interfere with our plans to obtain feed stocks worldwide or in our plans to market our biodiesel production worldwide. Trade restrictions imposed by other countries also may negatively impact the price we receive for our biodiesel, regardless of the availability of the federal tax credit. One such restriction, which became effective March 13, 2009, is European Union (“EU”) Trade Union approval of import duties aimed at preventing importation of subsidized biodiesel, specifically B99, from the United States which are sufficiently high as to offset any benefit from existing United States subsidies, and therefore hurt worldwide demand for our products.
     In order to limit our exposure to pricing for a single commodity, such as soybean oil, we have designed our biodiesel refinery to be able to process the widest variety of vegetable oils and animal fats. We also chose to locate our refinery along the Houston Ship Channel to allow us to take advantage of global supplies of these feedstocks. These actions, however, do not guarantee that we will be able to obtain these supplies at a price adequate to return a profit to our business. Worldwide demand for food-based feed stocks such as vegetable oil and animal fats has kept feedstock pricing sufficiently high relative to current biodiesel pricing such that many biodiesel producers, including ourselves, have recently been forced to suspend operations.
     Based on both current and projected feedstock and biodiesel pricing, we expect thin to negative margins for domestic biodiesel producers. Accordingly, in the short-term, our success will depend on our ability to enter into distillation agreements as well as terminal leasing arrangements until the biodiesel market improves. In spite of the challenging biodiesel market, we believe that we are in a unique position in the domestic market in that we can easily achieve the new Cold Soak Filtration Test standard that is now a part of the ASTM D-6751-08 specification. Producers of biodiesel who use animal fats, poultry fats and palm oil as feedstock who do not have biodiesel distillation technology such as ours will have severe difficulty in achieving the new Cold Soak Filtration Test standard. As a result, we expect a high volume of toll distillation business to begin to develop during 2009. The toll distillation revenues combined with terminal tank storage leases are expected to sustain our organization during these difficult market conditions.
     We will continue to seek feedstocks from global sources to determine whether we can procure raw materials at adequate prices to achieve a weighted average cost sufficient to operate profitably. In the long-term, our success will depend on stabilization of these feedstock supplies and prices and in finding other non-food based feedstocks, such as jatropha oil and algae based oils. Stability in our cost structure might also depend on our ability to virtually integrate some or all of our own feedstock sources, such as growing and processing our own supplies.
     We face an uncertain market demand for our biodiesel products. Formerly, the EU was a robust market, but now domestic biodiesel producers face uncertainty relative to market demand and volume. As a result of the recent import duties imposed by the EU Trade Union, we will need to focus on developing domestic, Latin America and Caribbean biodiesel markets in 2009 and beyond.
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

Critical Accounting Policies and Other
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. (“GreenHunter”) and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC (“Wind Energy”), GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), GreenHunter BioFuels, Inc. (“BioFuels”), and Telogia Power, LLC (“Telogia”). The statements also include Haining City Wind Energy, LLC (“Haining”) which has a 15% minority interest and Wheatland Wind Power, LLC (“Wheatland”) which has a 70% minority interest. All significant intercompany transactions and balances have been eliminated.
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
Project Costs
     Project costs to date have been incurred in the preliminary stage of wind and biomass project development and have therefore not been capitalized. These costs include transmission and interconnection studies, engineering studies, legal fees and environmental, biological and preservation studies relating to specific sites. Costs directly attributable to the construction and acquisition of wind and biomass facilities have been capitalized and will be depreciated over their estimated lives.
Fair Value of Financial Instruments
     Our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.
Revenue recognition
     We record revenues when the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Transportation, shipping and handling costs incurred for shipments of product to customers are included in selling, general and administrative expense. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.
Stock-Based Compensation
     We measure all share-based payments, including grants of employee stock options, in accordance with SFAS 123R, Share-Based Payments which requires the use of a fair-value based method. The cost of services received in exchange for awards of equity instruments is recognized in our statement of operations based on the grant fair value of those awards amortized over the requisite service period. We use a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals.

Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During 2008, we recorded impairments of $19.1 million at our Houston campus and $2.6 million related to the permits and power purchase agreement acquired in our Mesquite Lake acquisition as the permits were determined to not be sufficient for our planned operation of the plant and the power purchase agreement was terminated to allow us to pursue a more valuable agreement with other utilities in the area of the plant. We did not record any other impairment during 2008.
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
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-

controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R will be effective for us on January 1, 2009 and will not have a significant impact on our financial statements.
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
Contractual Obligations and Commercial Commitments
     We have the following contractual obligations as of December 31, 2008.

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
Contractual Obligations:
Fixed-rate long-term debt(a)	$3,147,927	$85,285	$278,553	$220,046	$2,564,044
Fixed-rate interest payments(a)	1,395,677	179,655	494,188	309,833	412,000
Nonrecourse Variable-rate long-term debt(b)	48,973,591	19,016,591	21,359,207	8,597,793	—
10% Series A Secured Redeemable Debentures(c)	29,769,820	2,103,416	13,544,591	14,121,814	—
Consulting agreement(e)	1,274,000	392,000	882,000	—	—
9% Series B Secured Redeemable Debentures(d)	5,016,906	323,092	969,277	3,724,537	—

Total Contractual Obligations	$89,577,921	$22,100,039	$37,527,816	$26,924,023	$2,976,044

(a)	Assumes 5.7% interest over the life of the note with principal payments, amortized on 25 year schedule, beginning January 20, 2009 and the remainder of the balance of the loan ballooning November 30, 2017.

(b)	Assumes quarterly payments beginning March 31, 2009 at 5.44% interest.

(c)	Assumes 10% interest payments over their 5 year term.

(d)	Assumes 9% interest payments over their 5 year term.

(e)	Payments under consulting agreements have been suspended.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships. We provide trade guarantees on behalf of our 100% owned subsidiary BioFuels only.

Item 7A Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through December 31, 2008.
Commodity Price Risk
     Our biodiesel production will be dependent upon feedstock oils, which are derived from agricultural commodities such as soybeans, and animal fats. Significant reductions in the harvest of these commodities due to a number of factors, including adverse weather conditions, domestic and foreign government farm programs and policies, and farmer planting decisions as well as changes in global demand and supply could result in increased feedstock oil costs which could increase our costs to produce biodiesel. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
Foreign Currency Exchange Risk
          In future activity, certain of our long-term purchase and sales contracts in the global market may have fixed price terms in currencies other than the U.S. Dollar. Any substantial fluctuations in these exchange rates as compared to the U.S. Dollar could negatively impact our financial condition. In the future, we may address these risks through the use of foreign currency derivatives or other financial derivatives.
Interest Rate Risk
          We are exposed to interest rate risk on our variable rate debt. In the future we may enter into interest rate derivatives to change portions of our debt from floating to fixed or from fixed to floating. At December 31, 2008, we carried approximately $43.5 million in variable rate debt.
Item 8 Financial Statements and Supplementary Data
     Our financial statements appear at the end of this Form 10-K. Please see the index to the financial statements in Item 15.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
          Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information required to be disclosed in reports filed by us under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Due to transition rules for newly reporting companies, we are not required to have an attestation report on our assessment by our registered public accounting firm until fiscal year 2009.
Changes in Internal Control over Financial Reporting.
          There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting.
          Our managment is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our chief executive and chief financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
          We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
          Based on our evaluation under the framework in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2008.
          This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
     None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
     GreenHunter Energy’s directors and executive officers, including their ages and current positions with us and/or certain additional information, are set forth below.

Name	Age	Positions and Offices Held
Gary C. Evans	51	Chairman, President and Chief Executive Officer
Renato T. Bertani	55	Director
Ronald H. Walker	71	Director
Morgan F. Johnston	48	Senior Vice President, General Counsel, and Secretary
David S. Krueger	59	Vice President and Chief Financial Officer
Gary C. Evans — Chairman, President and Chief Executive Officer
     Gary C. Evans is the Chairman, President and Chief Executive Officer and founder of GreenHunter Energy. Mr. Evans is also a principal in Global Hunter Holdings, L.P., the parent of Global Hunter Securities, LLC., entities active in both direct capital investments and investment banking activities for numerous high growth Chinese based enterprises.
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
     The guidelines provide that at least a majority of the members of the Board must be independent as required by NYSE Amex corporate governance listing standards. The Board has affirmatively determined that all directors, with the exception of Mr. Gary C. Evans, Chairman, President and CEO, qualify as independent directors under these standards based on its review of all relevant facts and circumstances.

     The company also has an audit committee established in accordance with the requirements of the NYSE Amex and the Securities Exchange Act of 1934, as amended. As the Company qualifies as a smaller reporting company, the audit committee is currently comprised of two independent directors: Mr. Ronald H. Walker, Chairman and Mr. Renato T. Bertani.
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
Item 11. Executive Compensation
Summary Compensation Table.
     The following table sets forth all compensation for the fiscal years ended 2008 and 2007 awarded to, earned by or paid to executive officers of GreenHunter.

							All Other
Name and Principal		Salary	Bonus	Stock Awards	Option Awards		Compensation	Total
Position	Year	($)	($)	($)	($)		($)	($)
Gary C. Evans —	2008	199,230	200,000	200,000	3,236,640	**	12,000	3,847,870
President and CEO*	2007	151,166	—	—	—		—	151,166

David S. Krueger —	2008	199,230	150,000	150,000	1,011,450	**	9,000	1,519,680
Vice President and CFO	2007	143,910	—	—	968,000		—	143,910

Morgan F. Johnston —	2008	199,230	175,000	175,000	1,011,450	**	9,000	1,569,680
Sr. Vice President, General Counsel and Secretary *	2007	141,723	—	—	880,000			141,723

*	Mr. Evans and Mr. Johnston did not become employed by GreenHunter Energy, Inc. until March 1, 2007. Mr. Evans’ annual salary for 2007 was $200,000 and Mr. Johnston’s annual salary for 2007 was $175,000. Mr. Evans Mr. Johnston and Mr. Krueger are the only current officers of GreenHunter Energy, Inc.

**	Mr. Evans received a stock option grant for 880,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $18.91 on February 13, 2008. As of December 31, 2008, 352,000 options have been forfeited. Mr. Krueger received a stock option grant for 275,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $18.91 on February 13, 2008. As of December 31, 2008, 110,000 options have been forfeited. Mr. Johnston received a stock option grant for 275,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $18.91 on February 13, 2008. As of December 31, 2008, 110,000 options have been forfeited.
Outstanding Equity Awards at Fiscal Year-End.
     The following non-incentive stock options were outstanding to the below named executives at December 31, 2008:

	Number of	Number of
	Securities	Securities
	underlying	underlying
	unexercised options	unexercised options	Exercise Price
Name	exercisable	unexercisable	($/sh)		Expiration Date
Gary C. Evans, CEO	234,667	293,334	18.91		February 13, 2018

David S. Krueger , Vice President	73,333	91,667	18.91		February 13, 2018
and CFO	550,000	—	5.00	*	May 5, 2017

Morgan F. Johnston, Sr. Vice	73,333	91,667	18.91		February 13, 2018
President, General Counsel and Secretary	500,000	—	5.00	*	May 5, 2017

*	There was no public market for our common shares on the date of grant of the option. Accordingly, the amounts set out in this column are based upon the fair market value per common share as estimated by us as at the date of grant of the option, which was $5.00.
Director Compensation
          The following compensation was paid to our independent members of the board of directors for the year ended December 31, 2008:

	Fees Earned or Paid
	in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Renato T. Bertani	57,750	—	—	57,750
Stuart W. Ray	56,750	—	—	56,750
James R. Sasser	46,857	—	1,104,533 *	1,151,390
Ronald H. Walker	58,000	—	—	58,000
Robert Zahradnik	55,500	—	—	55,500

*	James R. Sasser received a stock option grant for 100,000 shares vesting equally over a three year period at an exercise price of $10.00 on February 13, 2008.
     For fiscal 2009, our directors (other than members of our management) will be entitled to receive an annual retainer of $50,000, payable quarterly, plus $1,000 per meeting of our board of directors, $500 per meeting of a committee of the board attended or $250 if such board member attends a board or committee meeting by telephone. These directors will also be reimbursed for all out-of-pocket expenses incurred in their capacities as members of the board. We will also grant new independent directors 100,000 stock options at an exercise price equal to the then market value vesting over a three year period. We currently maintain directors and officers liability insurance coverage with an aggregate policy limit of $5,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information regarding beneficial ownership of GreenHunter’s common stock as of April 14, 2009 held by (i) each of GreenHunter’s directors and named executive officers; (ii) all directors and named executive officers as a group; and (iii) any person (or group) who is known to GreenHunter to be the beneficial owner of more than 5% of any class of its common stock.
     Unless otherwise specified, the address of each of the persons set forth is in care of GreenHunter Energy, Inc., 1048 Texan Trail, Grapevine, Texas 76051.

	Name of Beneficial	Amount and Nature of		Percent of
Title of Class	Owner	Beneficial Ownership(1)		Class(10)
Common Stock	Gary C. Evans	16,904,079	(2)	74.0
Common Stock	Renato T. Bertani	33,334	(3)	*
Common Stock	Ronald H. Walker	33,334	(4)	*
Common Stock	Morgan F. Johnston	577,726	(5)	2.6
Common Stock	David S. Krueger	605,000	(6)	2.9
Common Stock	Investment Hunter, LLC	16,669,412	(7)	74.0
Common Stock	West Coast Opportunity Fund, LLC	2,082,234	(8)	9.9
Common Stock	Southern Ute Growth Fund	1,875,000	(9)	8.7
Common Stock	All officers and directors
	as a group (5 persons named above)	18,587,480		77.6

1	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of GreenHunter’s common stock.

2	Consists of 15,154,011 shares and 1,515,401 common stock purchase warrants held directly by Investment Hunter, LLC, and 234,667 common stock purchase options at an exercise price of $18.91 per share. Gary C. Evans owns 100% of the capital stock of Investment Hunter, LLC.

3	Consists of 33,334 common stock purchase options at an exercise price of $7.50 per share.

4	Consists of 33,334 common stock purchase options at an exercise price of $10.00 per share.

5	Includes 500,000 common stock purchase options at an exercise price of $5.00 per share, 73,333 common stock purchase options at an exercise price of $18.91 per share and 399 common stock purchase warrants at an exercise price of $27.50 per share.

6	Includes 550,000 common stock purchase options at an exercise price of $5.00 per share, 73,333 common stock purchase options at an exercise price of $18.91 per share and 442 common stock purchase warrants at an exercise price of $27.50 per share.

7	Includes 1,515,401 common stock purchase warrants at an exercise price of $27.50 per share.

8	Consists of 541,500 shares of common stock and 1,540,734 shares of Common Stock through the exercise or conversion of derivative securities within 60 days. Paul J. Orfalea, Lance W. Helfert and R. Atticus Lowe have shared voting and investment control over the securities held by West Coast Opportunity Fund, LLC.

9	Includes 625,000 common stock purchase warrants at an exercise price of $27.50 per share.

10	A total of 21,024,440 shares of GreenHunter Energy’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable or securities convertible into common within 60 days have been included in the denominator.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons.
     On January 2, 2007, GreenHunter issued a promissory note in the principal amount of $2.8 million in favor of Investment Hunter, LLC, an entity controlled and owned by Mr. Gary Evans, Chairman, President and CEO. The note bore interest at the rate of ten percent (10%) per annum simple interest until the outstanding principal balance and any accrued interest are paid in full. Accrued interest was due and payable on December 31, 2007. In December 2007, the note was amended to allow interest due at December 31, 2007 to be added to the principal balance of the note rather than be paid. On January 1, 2008 the note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10% first due on December 31, 2008. The note was convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest rolled into the note. On August 28, 2008, Investment Hunter converted the principal amount of the note into 594,011 shares of GreenHunter common stock and we paid accrued interest in cash.
     Our loan from Investment Hunter, LLC described above was unanimously approved by our Board of Directors, with Mr. Evans abstaining.
     During 2008, GreenHunter rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $409 thousand for the 2008 year.
     During the year ended December 31, 2008, we leased excess office space to Gruy Petroleum Management, LLC, an entity owned 100% by Mr. Evans for $48 thousand.
     During July 2008, the Southern Ute Growth Fund, a significant shareholder of GreenHunter, posted an irrevocable letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. The Operating Director of the Southern Ute Growth Fund, Robert Zahradnik, previously served on our Board of Directors.
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

Item 14. Principal Accounting Fees and Services

	For the Year Ended December 31,
	2008	2007	2006
Audit (a)	$177,382	$74,501	$15,000
Tax preparation fees	26,133	10,576	7,643
All other fees (b)	11,976	45,078	2,550

TOTAL	$215,491	$130,155	$25,193

(a)	Includes fees paid to Hein & Associates for our annual audit and quarterly reviews and services in connection with our filing of registration statements.

(b)	Includes fees paid to Hein & Associates for the review of financial information filed in our Form 10 and the audit of the BioFuels financial statements during 2007 and for consultation on accounting matters during 2008.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders
GreenHunter Energy, Inc.
Grapevine, Texas
We have audited the accompanying balance sheets of GreenHunter Energy, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ and members’ equity (deficit), and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenHunter Energy, Inc. as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and continues to have losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were not engaged to examine management’s assertion about the effectiveness of GreenHunter Energy, Inc.’s internal control over financial reporting as of December 31, 2008 included in Management’s Report on Internal Control over Financial Reporting, and accordingly, we do not express an opinion thereon.
/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
April 14, 2009

GREENHUNTER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$676,636	$18,750,394
Restricted cash	342,653	—
Accounts receivable, net of allowance of $542,965 and 0, respectively	4,475,670	118,709
Inventory	6,137,780	23,947
Prepaid expenses and other current assets	943,135	513,712
Assets held for sale — current	53,555	—

Total current assets	12,629,429	19,406,762

FIXED ASSETS:
Land and improvements	5,394,866	2,868,837
Buildings	3,100,621	3,209,737
Plant and other equipment	45,521,460	13,809,981
Accumulated depreciation	(2,855,250)	(162,632)
Construction in progress	11,934,854	12,942,109

Net fixed assets	63,096,551	32,668,032

OTHER ASSETS:
Assets held for sale	4,887,945	—
Power purchase agreement	—	2,310,000
Deferred financing costs	3,720,893	2,729,226
Other non-current assets	9,404,152	2,383,265

Total assets	$93,738,970	$59,497,285

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of notes payable, nonrecourse	6,761,417	$166,890
Current portion of notes payable	507,102	—
Accounts payable	16,020,538	2,334,926
Dividends payable	250,000	—
Accrued liabilities	5,254,965	1,878,637
Liabilities associated with assets held for sale	2,224,447	—

Total current liabilities	31,018,469	4,380,453

NON-CURRENT LIABILITIES:
Notes payable, net of discount of 0 and $282,453, respectively	3,062,642	4,750,054
Notes payable, nonrecourse, less current portion	36,738,583	1,502,009
Redeemable debentures, net of discount of $1,485,006 and 0, respectively	23,139,057	7,328,290
Liabilities associated with assets held for sale, non-current	74,319	—
Subordinated convertible note payable to related party	—	3,136,385

Total long-term liabilities	63,014,601	16,716,738

COMMITMENTS AND CONTINGENCIES (Note 12)

MINORITY INTEREST	(107,290)	—

STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $.001 par value, $1,000 stated value, 12,500 issued and outstanding	12,500,000	12,500,000
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 and 0 issued and outstanding, respectively	10,575,000	—
Common stock, $.001 par value, 90,000,000 authorized shares, 20,988,876 and 19,759,173 issued and outstanding, respectively	20,989	19,759
Additional paid-in capital	81,100,216	43,771,708
Treasury stock, at cost, 44,436 and 0 shares, respectively	(678,538)	—
Unearned common stock in KSOP, at cost, 15,200 and 0 shares, respectively	(225,913)	—
Accumulated deficit	(103,478,564)	(17,891,373)

Total stockholders’ (deficit) equity	(186,810)	38,400,094

Total liabilities and stockholders’ (deficit) equity	$93,738,970	$59,497,285

GREENHUNTER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
REVENUE:
Product sales	$4,628,108	$957,174	$—
Terminal revenues	373,473	—	—
Processing revenue	—	95,569	—

Total revenue	5,001,581	1,052,743	—

COSTS AND EXPENSES:
Cost of sales and services	14,150,681	758,799	—
Hurricane repairs and losses	5,631,158	—	—
Project costs	779,198	276,505	1,016,931
Depreciation expense	2,713,142	118,627	34,688
General and administrative (including stock option expense of $8,196,453 and $6,321,321, respectively)	22,382,367	11,783,113	676,881
Loss on asset impairments	21,768,886	—	—

Total costs and expenses	67,425,432	12,937,044	1,728,500

OPERATING LOSS FROM CONTINUING OPERATIONS	(62,423,851)	(11,884,301)	(1,728,500)

OTHER INCOME (EXPENSE):
Interest and other income	644,156	373,027	487
Interest, accretion and other expense	(4,010,684)	(523,068)	(32,182)

Total other income (expense)	(3,366,528)	(150,041)	(31,695)

Net loss from continuing operations before minority interest	(65,790,379)	(12,034,342)	(1,760,195)

Minority Interest	107,290	—	—

Net loss from continuing operations	(65,683,089)	(12,034,342)	(1,760,195)
Loss from discontinued operations, net of taxes	(532,682)	—	—

Net Loss	(66,215,771)	(12,034,342)	(1,760,195)
Preferred stock dividends	(1,000,000)	(707,671)	—
Deemed preferred stock dividends	(15,188,219)	(950,000)	—

Net loss to common stockholders	$(82,403,990)	$(13,692,013)	$(1,760,195)

Weighted average shares outstanding, basic and diluted	20,216,032	17,082,684	14,590,141

Net loss per share from continuing operations	$(4.05)	$(0.80)	$(0.12)

Net loss per share from discontinued operations	$(0.03)	$—	$—

Net loss per share	$(4.08)	$(0.80)	$(0.12)

GREENHUNTER ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

				Additional				Unearned	Total
	Series A	Series B	Common	Paid in	Member	Accumulated	Treasury	Shares in	Equity
	Preferred Stock	Preferred Stock	Stock	Capital	Contributions	Deficit	Stock	KSOP	(Deficit)
BALANCE, January 1, 2006	$—	$—	$—	$—	$2,745,800	$(2,439,165)	$—	$—	$306,635

Members’ contributions	—	—	—	—	1,948,000	—	—	—	1,948,000
Buyout of members’ interest	—	—	—	—	(309,125)	—	—	—	(309,125)
Conversion of member equity to debt	—	—	—	—	(2,820,000)	—	—	—	(2,820,000)
Reverse merger	—	—	15,000	1,549,163	(1,564,675)	—	—	—	(512)
Net loss	—	—	—	—	—	(1,760,195)	—	—	(1,760,195)

BALANCE, December 31, 2006	—	—	15,000	1,549,163	—	(4,199,360)	—	—	(2,635,197)

Issue 12,500 preferred shares in private placement	12,500,000	—	—	—	—	—	—	—	12,500,000
Issue 450,000 common shares to acquire GreenHunter BioFuels, Inc.	—	—	450	2,078,550	—	—	—	—	2,079,000
Issue 500,000 common shares to acquire power purchase agreement	—	—	500	2,309,500	—	—	—	—	2,310,000
Issue 300,000 common shares for fees on biomass plant acquisition	—	—	300	1,385,700	—	—	—	—	1,386,000
Issue 2,807,834 common stock warrants in private placement of preferred and common stock	—	—	—	3,717,308	—	(950,000)	—	—	2,767,308
Issue 4,131,500 common stock options to employees	—	—	—	6,321,321	—	—	—	—	6,321,321
Issue 3,509,118 common shares in private placement	—	—	3,509	27,942,210	—	—	—	—	27,945,719
Commission and fees paid on private placement of common shares	—	—	—	(1,532,044)	—	—	—	—	(1,532,044)
Cash dividends on preferred stock	—	—	—	—	—	(707,671)	—	—	(707,671)
Net loss	—	—	—	—	—	(12,034,342)	—	—	(12,034,342)

BALANCE, December 31, 2007	12,500,000	—	19,759	43,771,708	—	(17,891,373)	—	—	38,400,094

Registration fees on stock	—	—	—	(3,045)	—	—	—	—	(3,045)
Issue 117,998 shares for note payable exchange	—	—	118	1,874,871	—	—	—	—	1,874,989
Issue 841,363 warrants on the 10% Series A Redeemable Debentures	—	—	—	1,677,622	—	—	—	—	1,677,622
Issue 89,747 warrants on the 9% Series B Redeemable Debentures	—	—	—	51,610	—	—	—	—	51,610
Issue 594,011 shares upon note conversion	—	—	594	3,135,781					3,136,375
Issue 426,750 shares on warrant exercises	—	—	427	2,360,116	—	—	—	—	2,360,543
Issue 10,575 Series B Preferred Shares in private placement	—	10,575,000		14,564,550	—	(14,589,550)	—	—	10,550,000
Issue 173,750 warrants for stock option exercise inducment	—	—	—	207,599	—	—	—	—	207,599
Employer match of 5,512 shares to KSOP	—	—	6	104,226	—	—	—	—	104,232
Issue 58,246 shares for Port Sutton lease option acquisition	—	—	58	366,892	—	—	—	—	366,950
Issue share-based payment for Port Sutton lease option acquisition	—	—	—	884,211	—	—	—	—	884,211
Issue 44,964 treasury shares for Wheatland acquisition	—	—	—	(356,785)			671,983		315,198
Loan of 15,200 shares to KSOP	—	—	—	—	—	—	—	(225,913)	(225,913)
Purchase 89,400 shares for treasury	—	—	—	—	—	—	(1,350,521)		(1,350,521)
Stock compensation	—	—	27	8,678,990	—	—	—	—	8,679,017
Issue 2,470,004 warrants for stock dividend to common and preferred	—	—	—	3,781,870	—	(3,781,870)			—
Dividends on preferred stock	—	—	—	—	—	(1,000,000)	—	—	(1,000,000)
Net loss	—	—	—	—	—	(66,215,771)	—	—	(66,215,771)

BALANCE, December 31, 2008	$12,500,000	$10,575,000	$20,989	$81,100,216	$—	$(103,478,564)	$(678,538)	$(225,913)	$(186,810)

GREENHUNTER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	years ended december 31
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,215,771)	$(12,034,342)	$(1,760,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,713,142	118,627	34,688
Noncash stock compensation	8,196,453	6,321,321	—
Amortization of deferred financing costs	706,062	—	—
Hurricane property losses	3,351,299	—	—
Loss on asset impairments	22,068,886
Minority interest	(107,290)	—	—
Gain on sale of assets	(99,923)	—	—
Accretion of discount on notes payable	255,143	77,809	—
Changes in certain assets and liabilities, net of acquisition effect:
Accounts receivable	(4,365,299)	(54,153)	—
Inventory	(8,417,217)	129,615	—
Prepaid expenses	(1,095,799)	(252,511)	(46,299)
Accounts payable	14,997,453	1,571,373	176
Accrued liabilities	(1,086,453)	1,878,635	31,259

Net cash used in operating activities	(29,099,314)	(2,243,626)	(1,740,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset sales	112,763	40,000	—
Acquisition of CRC, net of cash acquired	—	(6,648,071)	—
Acquisition of Mesquite Lake	—	(1,426,566)	—
Acquisition of Telogia	(2,500,000)
Change in restricted cash	(342,653)
Other additions to property	(52,905,892)	(19,256,314)	(59,304)
Increase in other assets	(1,682,308)	(1,543,375)	—

Net cash used in investing activities	(57,318,090)	(28,834,326)	(59,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from stock and warrant issuances	2,568,126	42,713,016	—
Commissions and fees paid on stock issuances	(3,045)	(1,532,033)	—
Gross proceeds from redeemable debenture issuances	17,295,773	7,328,290	—
Net proceeds from preferred stock issuance	10,550,000	—	—
Loan KSOP shares	(225,913)	—	—
Purchase treasury shares	(1,350,521)	—	—
Increase in notes payable	50,673,639	4,826,406	—
Payment of notes payable	(8,444,137)	(205,000)	—
Payment of buyout obligation	—	(180,000)	(120,000)
Increase in convertible notes payable	—	285,126	—
Payment of advance from previous affiliate	—	(35,459)	—
Payment of deferred financing costs	(1,970,276)	(2,729,115)	—
Preferred dividends paid in cash	(750,000)	(707,671)	—
Member contributions	—	—	1,948,000

Net cash provided by financing activities	68,343,646	49,763,560	1,828,000

DECREASE IN CASH	(18,073,758)	18,685,608	28,325
CASH, beginning of period	18,750,394	64,786	36,461

CASH, end of period	$676,636	$18,750,394	$64,786

Cash paid for interest	$4,513,302	$199,514	$—
NONCASH TRANSACTIONS:
KSOP company match in stock	$104,232	$—	$—

Lease option acquisitioned for stock	$366,950	$—	$—

Membership interest acquired for treasury shares	$315,198	$—	$—

Non-cash common dividends	$3,183,350	$—	$—

Property acquired for stock	$—	$3,465,000	$—

Property acquired for notes payable, net of discount	$—	$1,639,738	$—

Power purchase agreement acquired for stock	$—	$2,310,000	$—

Noncash preferred dividends	$15,188,219	$950,000	$—

Commissions paid in common stock	$—	$500,000	$—

Liability related to buyout of member interest	$—	$—	$180,000

Bonus paid in stock	482,564	—	—

Conversion of member equity to debt	$—	$—	$2,820,000

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     On December 6, 2006, GreenHunter Wind Energy LLC (“Wind Energy”), completed a “reverse acquisition” with GreenHunter. In exchange for all of the membership interest of Wind Energy, we issued 14,560,000 shares of Common Stock to the sole shareholder of Wind Energy, or 97.1% of all of the issued and outstanding stock of the company. Simultaneous with the closing of the transaction with Wind Energy, we changed our name to GreenHunter Energy, Inc. and increased the number of authorized shares of common stock to 100,000,000, consisting of 90,000,000 shares of common stock, having a par value of $.001 per share and 10,000,000 shares of preferred stock, having a par value of $.001 per share.
Current Plan of Operations and Ability to Operate as a Going Concern
     As of December 31, 2008, we had approximately $16 million in accounts payable and approximately $7.0 million of cash and assets readily convertible to cash. We have also experienced substantial losses from operations. These factors raise substantial doubt about our ability to continue as a going concern.
     Our financial position has been adversely affected by significant pricing decreases across energy markets, the overall deterioration across all capital markets, as well as damages and lost production time at our biodiesel refinery as a result of Hurricane Ike. Falling market prices of both biodiesel and our feedstock inventories have adversely impacted our inventory values and resulting working capital positions. While we had sufficient working capital to serve as collateral on our working capital line of credit at the date of filing, further declines could cause us to not be in compliance with collateral obligations in the future.
     Execution of our business plan for the next twelve months requires the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for the refining and marketing business. We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating and capital purposes for the next twelve months. As a result, we are in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for operation of our Houston biodiesel refinery, development of our Mesquite Lake biomass plant, and corporate overhead.
     We must secure additional financing to fund additional working capital requirements, to cover general and administrative expenses, and to pay operating expenses that are expected to be incurred before the operation of any of our existing assets become profitable. The additional capital may be provided by common or preferred equity or equity-linked securities, debt, tolling arrangements with industry participants, project financing, joint venture projects, a strategic alliance or business combination, particularly with a strategic partner with access to low-cost feedstocks such as corn oil extracted from dried distillers grains, or a combination of these.
     We must successfully bring the biodiesel refinery through demonstration of final completion standards to the satisfaction of the project lender. If we are able to obtain adequate financing, we intend to make capital improvements intended to improve reliability, product yield

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and operating efficiency as well as to construct a glycerin refinery to allow for additional profit margins at the plant.
     If we are unable to accomplish the objectives noted above with respect to entering into additional financing arrangements and potentially identifying a strategic partner, we may be unable to continue to operate as a going concern. No adjustments have been made to these financial statements that might result from the outcome of this uncertainty.
Nature of Operations
     Prior to April 13, 2007, we were a start up company in the development stage pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our business plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We intend to become a leading provider of clean energy products offering residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources.
     We currently have ongoing business initiatives at GreenHunter in wind through GreenHunter Wind Energy, LLC (“Wind Energy”) and Wheatland Wind Power, LLC (“Wheatland”), in biodiesel and methanol through GreenHunter BioFuels, Inc. (“BioFuels”), and in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”).
     We believe that our ability to successfully compete in the renewable energy industry depends on many factors, including the location and low cost construction of our planned facilities, development of strategic relationships, achievement of our anticipated low cost production model, recruitment of experienced management. However, as discussed above, there are currently several constraints on our ability to achieve our objectives.
     On April 13, 2007 we acquired Channel Refining Corporation (“CRC”), which we subsequently renamed GreenHunter BioFuels, Inc. (“BioFuels”). CRC previously conducted specialty chemical manufacturing operations at its plant site located in Houston, Texas. During 2008, we completed the construction and during August began operations of our 105 million gallon per year capacity biodiesel refinery on this site which includes terminal operations, product bulk storage, as well as the ability to process contaminated methanol (a chemical used in biodiesel production). If we obtain sufficient financing, we plan to construct a 200 million pound per year glycerin refinery at the site to process the glycerin obtained as a by-product of the biodiesel refining process as well as raw glycerin we hope to obtain from third parties. We generated revenue in 2008 from methanol processing and terminal storage at the Houston site.
     On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008. The biomass plant is intended to ultimately sell electricity under the provisions of a power purchase agreement currently being negotiated with a major public utility company.
     On August 29, 2008, we acquired an existing 14 MW (nameplate capacity) wood waste-fired biomass power plant located in Telogia, Florida. The biomass power plant, Telogia Power, LLC, and an associated entity, Telogia Power Unit #2, LLC, (collectively, “Telogia”), were acquired

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
from CQ BioPower Producers, a subsidiary of CQ, Inc., a privately-held power plant operator based out of Blairsville, Pennsylvania. Due to financial constraints, as a result of hurricane damage at our BioFuels facility and the global capital market deterioration, we began marketing our Telogia plant for resale during the fourth quarter of 2008 and completed the divestiture during February 2009 at a profit.
     Our Wind Energy segment remains in the development stage. We continue to hold existing rights to potential wind energy farm locations in Montana, New Mexico, Texas, and California. We continue to operate and gather data produced from wind measurement equipment located on these sites. We have also continued to seek additional potential development sites, particularly those that would be near existing infrastructure or in proximity to our other renewable energy projects. During May 2008, we purchased an 85% ownership interest in Haining City Wind Energy, LLC (“Haining”) which provides rights to participate in a wind project located in Shanghai, People’s Republic of China. Also, during July 2008, we purchased an initial 30% membership interest in Wheatland Wind Power, LLC (“Wheatland”). We serve as the general partner in Wheatland which holds a right of way granted by the Bureau of Land Management (“BLM”) in Wyoming.
Note 2. Principles of Consolidation and Basis of Presentation
     The accompanying financial statements include the accounts of GreenHunter, Inc. and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC, GreenHunter BioFuels, Inc., GreenHunter Mesquite Lake, LLC, and Telogia Power, LLC. We have also consolidated our 30% controlling interest in Wheatland Wind Power, LLC, and our 85% controlling interest in Haining City Wind Energy, LLC with minority interests recorded for the outside interests in these entities. All significant intercompany transactions and balances have been eliminated.
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
Reclassifications
     Certain prior period amounts have been reclassified to conform with the current year presentation.
Cash and Cash Equivalents
     Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. We have cash deposits in excess of federally insured limits.
Restricted Cash
     Restricted cash consists of cash deposits related to our BioFuels business that are legally

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restricted as to their use by the lending bank.
Accounts Receivable
     Our accounts receivable balance at December 31, 2008 primarily consisted of approximately $4.5 million in accrued insurance recoveries for damages at our Houston plant.
Inventories
     Raw material inventories consist of processed methanol, contaminated methanol, vegetable oil, animal fat, and process chemical feedstocks to be processed in our Houston refinery. Inventory also includes biodiesel finished product and work-in-process for our glycerin and biodiesel lines. Inventories are stated at the lower of cost or market. Cost is determined using the average method. See Note 7 for additional information on our inventories.
Property, Plant and Equipment
     Property plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following useful lives:

Automobiles	5 years
Computer and office equipment	5 to 7 years
Plant equipment	7 to 30 years
Land improvements	15 years
Buildings	31 years
     Depreciation expense of $2.7 million and $119 thousand was recorded for the years ending December 31, 2008 and 2007, respectively. As described in Note 6, fair value increases of $8.5 million were made to equipment and infrastructure purchased from CRC. These costs did not begin depreciating until August 2008 as they were associated with the construction of our biodiesel refinery. During construction of the plant, we capitalized interest of $1.1 million during the twelve months ended December 31, 2008. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.
     Assets totaling $2.1 million within Plant and other Equipment on our balance sheet were not being depreciated at December 31, 2008, as they were not in use. They will be placed in use and subject to depreciation once construction is completed on the Mesquite Lake biomass plant. Items in Construction in Progress are not subject to depreciation while they are under construction.
Deferred Financing Costs
     Costs incurred in connection with issuing debt are capitalized and amortized as an adjustment to interest expense over the term of the debt instrument using the interest method.

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
     Other non-current assets at December 31, 2008 and 2007 included the following (in thousands):

	2008	2007

Investment in Ming Yang, at cost	$7,016	$—
Deposit and acquisition costs related to Ming Yang	—	1,690
Deposit related to power purchase agreement	—	300
Transmission service deposits	222	393
Wheatland right of way	735	—
Port Sutton lease option	1,431	—

Total	$9,404	$2,383

See Note 6 for additional information on the acquisitions of Ming Yang, Wheatland and the Port Sutton options.
Minority Interest
Our minority interest at December 31, 2008 is related to minority interests held in our Haining and Wheatland subsidiaries. We consolidate our 85% investment in Haining as a result of holding the majority of the voting rights, and we consolidate our 30% investment in Wheatland under FIN 46R as a result of being the chief operating decision maker as well as being the primary beneficiary of this entity. Please see Note 6 for additional information on these investments.
Consolidation of Variable Interest Entity
     During 2008, we entered into an agreement to acquire an initial 30% equity interest in Wheatland Wind. Our ownership interest will increase over time pursuant to a series of development milestones of the project. Assuming all milestones are met, we will ultimately own 65% of the project.
     Under FASB Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, a variable interest entity (VIE) is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. FIN 46R requires a VIE to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. The application of FIN 46R to a given arrangement requires significant management judgment.
     We have consolidated the financial position and results of operations of Wheatland in accordance with FIN 46R. We believe we are the primary beneficiary because we will bear all development costs of the entity with no further capital contributions from the other owner. We

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
also maintain the financial records of the entity and serve as the chief operating decision maker.
Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and it’s carrying value. During 2008, we recorded impairments of $2.6 million related to the permits and power purchase agreement acquired in our Mesquite Lake acquisition as the permits were determined to not be sufficient for our planned operation of the plant and the power purchase agreement was terminated to allow us to pursue a more valuable agreement with other utilities in the area of the plant, and we recorded an additional $19.1 million in impairments related to our Biofuels campus due to significant doubt regarding the recoverability of our plant investment given our liquidity and time constraints and the current economics of the biodiesel market.
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
Revenue recognition
     We record revenues when the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Transportation, shipping and handling costs incurred on shipments to customers are included in selling, general and administrative costs. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.
Stock-Based Compensation
     We measure all share-based payments, including grants of employee stock options, in accordance with SFAS 123R, Share-Based Payments which requires the use of a fair-value based method. The cost of services received in exchange for awards of equity instruments is recognized in our statement of operations based on the grant fair value of those awards amortized over the

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
requisite service period. We use a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals. See Note 11 for additional information on our stock-based compensation.
Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We measure and record income tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).
     We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.
     We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our condensed consolidated balance sheets.
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
     We have issued potentially dilutive instruments in the form of our convertible note payable, 8% Series A Preferred Stock, Series B Preferred Stock, common stock warrants and common stock options granted to our employees. The total number of potentially dilutive securities at December 31, 2008 was 15,748,448. There were 10,576,194 dilutive securities outstanding at December 31, 2007. We did not include any of these instruments in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during both periods.

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for us on January 1, 2008. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our financial position or results of operations; however, we expanded our disclosures according to the guidance. See Note 8 — Notes Payable.
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
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R will be effective for us on January 1, 2009 and will not have a significant impact on our financial statements unless we complete a business combination.
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

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impact on our financials will be to expand our disclosures regarding any derivative instruments we may enter into in the future.
     In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of EITF 07-05 will have on our financial statement presentation and disclosures.
Note 5. Discontinued Operations
     During the fourth quarter of 2008, we began marketing the Telogia plant due to corporate liquidity constraints. Accordingly, we have classified the plant and all associated assets and liabilities as held for sale at December 31, 2008, and have accounted for Telogia’s results of operations as discontinued operations.
     Details of amounts reported as held for sale at December 31, 2008 are as follows:

Cash	$1,482
Trade accounts receivable	8,353
Prepaid insurance	40,220
Prepaid permits and fees	3,500

Total current assets associated with assets held for sale	$53,555

Plant and equipment held for sale	$4,887,945

Accounts payable	$1,311,841
Current portion of capital leases	82,316
Accrued liabilities	830,290

Total current liabilities associated with assets held for sale	$2,224,447

Capital lease	$74,319

Total non-current liabilities associated with assets held for sale	$74,319

     The following table provides summarized income statement information related to Telogia’s discontinued operations for the year ended December 31, 2008:

Sales and other revenues from discontinued operations	$—
Operating expenses from discontinued operations	(536,545)
Other income from discontinued operations	3,863

Net loss from discontinued operations	$(532,682)

     We completed the sale during February 2009. Please see Note 17 — Subsequent Events for additional information on the Telogia divestiture.

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Acquisitions and Divestitures
BioFuels
     On April 13, 2007 we acquired all of the outstanding shares of CRC for $10.8 million. Our purchase price consisted of $7.1 million in cash, $1.6 million in notes payable (net of discount of $360 thousand), and 450 thousand shares of our common stock valued at $4.62 per share. The acquisition was treated as a purchase of CRC in accordance with the provisions of SFAS No. 141, Business Combinations. The agreement provided for an adjustment to the cash portion of the purchase price for working capital on hand to be settled within 60 days of closing, which reduced the cash portion of the closing price to $6.8 million and reduced the total purchase price to $10.7 million. Please see Note 8 for additional information on the notes issued in this transaction.
     The purchase price was allocated to the fair value of the net assets acquired. The following table summarizes the purchase price and related allocation to the net assets acquired at April 13, 2007:

Total Purchase Price:
Fair value of 450,000 shares of GreenHunter common stock	$2,079,000
Cash consideration	6,772,342
Fair value of 117,998 shares of GreenHunter common stock exchanged for notes payable originally issued at acquisition	1,875,000

Total	$10,726,342

Net Preliminary Purchase Price Allocation:
Net purchase price	$10,726,342
Historical net assets acquired	(419,146)

Excess purchase price	10,307,196
Adjustment of land to fair market value	(1,656,924)
Adjustment of inventory to fair market value	(136,361)
Adjustment of equipment and infrastructure to fair market value	(8,452,341)
Amortization of discount on notes payable to interest expense	(61,570)

Excess purchase price	$—

Historical net assets acquired were as follows:
Current assets	$162,746
Property, plant and equipment, net	981,915
Current liabilities	(576,765)
Liabilities owed to GreenHunter	(148,750)

Historical net assets acquired	$419,146

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

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Port Sutton Acquisition
     During October 2008, we issued 58,246 common shares with a value of $367 thousand and paid $130 thousand in cash to acquire a lease option with three three-month option extension periods, for a total of nine months, for twenty-two acres of waterfront acreage in Port Sutton, Florida. The lease calls for $50 thousand to be paid for each of the first two option periods with a third payment of $75 thousand to be made upon election of the third and final extension period. We paid $50 thousand for the first option extension which commenced on October 26, 2008.
     The total value of consideration of $547 thousand paid through December 31, 2008 is included within deposits and other assets. The purpose of the new site location will be initially for the future construction of a biofuels terminaling facility and later, a biodiesel production refinery. Should we decide to exercise the option to lease the site during the next nine months, the ground lease would be for a minimum term of forty years and provides for up to four ten year extensions.
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and ceiling of $25. These shares will be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we will issue an additional 80,000 to 140,351 shares and have accrued $884,211 for the payment obligation.
Biomass
     Mesquite Lake
     During May 2007, we acquired an inactive 18.5 MW (nameplate capacity) biomass plant located in El Centro, California, Mesquite Lake, for cash consideration of $1.4 million. We also acquired the existing power purchase agreement between the former owner of the facility and an electric utility company for 500 thousand shares of our common stock valued at $4.62 per share, or $2.3 million.
     We entered separately into a five year consulting agreement with the former owner that allows us the right to any deals developed by the consultant over the term of the agreement. The payment terms of the consulting agreement included an initial payment of 300 thousand shares of our common stock valued at $4.62 per share, or $1.4 million, which was allocated to the inactive 18.5 megawatt plant acquired, along with quarterly cash payments for the duration of the consulting agreement of $98 thousand per quarter beginning June 30, 2007. These quarterly cash payments are expensed to general and administrative expenses as incurred. We suspended these payments during the fourth quarter of 2008 pending the resolution of a dispute (as discussed below) with the former owner over the validity of certain air permits that were in place at the plant at the time of acquisition.
     We allocated the total consideration of $4.9 million as follows:

Land	$2,526,029
Machinery and Equipment	98,582
Power Purchase Agreement	1,652,704
Permits and Fees	643,685

Total Purchase Price	$4,921,000

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We began refurbishment of this plant during July 2008, but have temporarily halted construction on this project due to liquidity restraints as well as a source review of the site by the Environmental Protection Agency. During the source review, we determined that the existing air permits were not sufficient to support the operation of the plant as we intend, which led us to record an impairment on these permits of $644 thousand. We also decided to cancel the power purchase agreement acquired in order to pursue a new agreement with another utility in the area of the plant which management believes will result in higher pricing for power generated at the Mesquite Lake facility. As a result, we also recorded an impairment of $1.7 million for the value of the terminated power purchase agreement. Both of these impairments are included in loss on asset impairments on our consolidated statement of operations.
     Telogia
     On August 29, 2008, we acquired 100% of the membership interests of Telogia BioPower for cash consideration of $1.9 million and cancellation of a promissory note we issued to the seller of $600 thousand. The acquisition was treated as a purchase of Telogia in accordance with the provisions of SFAS No. 141, Business Combinations.
     The purchase price was allocated to the fair value of the net assets acquired. The following table summarizes the purchase price and related allocation to the net assets acquired at August 28, 2008:

Total Purchase Price:
Cash consideration	$1,900,000
Debt assumed in transaction	170,459
Cancellation of seller promissory note	600,000

Total	$2,670,459

Net Purchase Price Allocation:
Net purchase price	$2,670,459
Land, Property, and Equipment	(2,670,459)

Excess purchase price	$—

     Wind Energy
     Ming Yang
     On November 28, 2007 we entered into two separate definitive agreements with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese company which is a manufacturer of wind turbines. The first was a subscription agreement for us to acquire a 6.3% equity interest in MingYang for 75 million RMB. As of December 31, 2008, we had funded 45 million RMB of the subscription agreement for approximately $7 million (including fees and commissions), and we held an equity ownership of approximately 3.6%. The remaining 30 million RMB of the subscription agreement will be funded once certain conditions are met by MingYang and provided that we obtain adequate funding for the investment.
     The second agreement was a master turbine supply agreement executed by Wind Energy and

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MingYang which allows Wind Energy to potentially purchase more than 900 megawatts in capacity of wind turbines manufactured by MingYang for use in wind projects to be developed between 2009 and 2012 in North America.
     We issued 50 thousand shares of our common stock valued at $500 thousand for fees related to these two agreements on December 20, 2007. Please see Note 12 for additional information on our MingYang commitments.
     Wheatland Wind Acquisition
     During October 2008, we completed the acquisition of an initial 30% membership interest in a wind development project in southeastern Wyoming (“Wheatland”). Our ownership interest will increase over time pursuant to a series of development milestones of the project. Assuming all milestones are met, we will ultimately own 65% of the project. We issued 44,964 treasury shares with a value of $315 thousand and paid cash of $420 thousand to complete the acquisition. Wheatland will be located on more than 20,000 acres of federal land (BLM) located near the town of Wheatland, Wyoming and has the potential to be up to 600 MW in size. The Southern Ute Growth Fund earned the right to participate in this project by posting an irrevocable standby letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. This letter of credit will secure capacity on a new transmission line that will be built to wheel electricity related to this project. We allocated all of the purchase price to Wheatland’s right of way agreement with the BLM.
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

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Inventories
     Our finished goods inventories consist of processed methanol and biodiesel, and our raw materials inventory includes contaminated methanol, animal fat, process chemicals, and vegetable oil feedstocks to be processed by our Houston facility. Our inventories at December 31, 2008 consisted of the following:

Finished goods	$3,262,873
Work in process	520,571
Raw materials	2,354,336

$6,137,780

     We recorded a lower of cost or market adjustment related to our inventories during the year ended December 31, 2008 as follows. This adjustment is reflected in costs of sales and services in our consolidated statement of operations.

Finished goods	$4,135,036
Work in process	218,105
Raw materials	196,121

$4,549,262

NOTE 8. NOTES PAYABLE
Notes Payable at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Note payable due November 31, 2017, 5.7%	$3,147,927	$3,157,507
Note payable due March 15, 2009, 3.84%	421,817	—
Notes payable, net of unamortized discount of $282,453, due December 31, 2013	—	1,592,547
10% Subordinated convertible note due December 31, 2009	—	3,136,385
Non-recourse construction facility, 4.47% at December 31, 2008	33,500,000	1,668,899
Working capital line of credit, 4.47% at December 31, 2008	10,000,000	—
10% Series A Senior Secured Redeemable Debentures, net of $1,435,378 discount	19,598,770	7,328,290
9% Series B Senior Secured Redeemable Debentures, net of $49,628 discount	3,540,287	—

	70,208,801	16,883,628
Less: current portion	(7,268,519)	(166,890)

Total Long-Term Debt	$62,940,282	$16,716,738

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the approximate annual maturities of debt:

2009	$7,268,519
2010	2,092,894
2011	2,105,241
2012	9,441,491
Thereafter	50,785,662

$71,693,807

          Notes Payable
     In connection with the acquisition of CRC, we issued $2 million principal value in notes payable to the former owners. The notes carried a term of seven years and bear an annual interest rate of 5% payable quarterly, with interest only payable for the first two years and equal quarterly amortization of principal plus interest over the remaining five years. We recorded these notes at a value of $1.6 million, with a discount of $360 thousand based upon its estimated risk-adjusted interest rate of 10% and was amortized to interest expense over the term of the notes. On January 18, 2008, the remaining balance of these notes payable issued in connection with the acquisition of CRC in the face amount of $1.875 million was exchanged for 117,998 shares of our common stock valued at $15.89 per share.
     This value was determined by averaging the closing prices for the ten day trading period ending on January 18, 2008. Due to the short amount of time that our stock was listed on the American Stock Exchange at the time of the exchange, we and the note holders did not believe the closing price on January 18, 2008 represented an accurate fair market value of the stock. Our listing in early January, 2008 caused abnormal volatilities in our trading volume and pricing, so the ten day average was used to reduce the volatility in the price of the stock. We believe that this price reflects a more reasonable estimate of the fair value of our stock at the time of the exchange. Because we did not use the closing quoted price of our stock on the date of the exchange, we moved to a Level II input as defined by SFAS 157. The remaining unamortized discount of $272 thousand on the notes was applied to the purchase price of CRC.
     On November 30, 2007, we purchased real estate which included two office buildings comprising approximately 20,200 usable square feet of space located in Grapevine, Texas for use as our corporate headquarters. The purchase price of the real estate was approximately $3.7 million. We obtained a bank loan of approximately $3.1 million in connection with this purchase. The terms of the loan include monthly payments of interest only at prime minus 85 basis points (.85%) for one year and monthly principal and interest payments thereafter amortized on a 25 year basis, with all remaining principal becoming due on November 30, 2017. In July 2008, the terms of the note were amended to a fixed interest rate of 5.70%.
     During May 2008, we financed our annual insurance premiums for our Houston refinery in the amount of $1.2 million. During July 2008, we added builder’s risk insurance premiums for the construction related to the Mesquite Lake biomass plant in the amount of $147 thousand, and we also added builder’s risk insurance premiums for the construction related to the Telogia plant in the amount of $186 thousand during August. The total amended note in the amount of $1.6 million bears interest at a fixed rate of approximately 3.84% and is payable in monthly installments through March 15, 2009. The balance on this note at December 31, 2008 was $422 thousand.
     In connection with our Telogia acquisition, we acquired three capital leases for equipment at the plant site. During the fourth quarter 2008, we began actively marketing our Telogia plant and

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
all related assets and liabilities. Accordingly, these capital leases are included in our current and non-current liabilities associated with assets held for sale at December 31, 2008. Please see Note 6 — Acquisitions and Divestitures for additional information on our Telogia plant.
Notes Payable — Nonrecourse
     On December 20, 2007, BioFuels entered into a credit agreement with a bank which provided for a $38.5 million construction/term loan facility and a $5 million working capital facility in connection with our development, construction and operation of a 105 million gallon per year biodiesel refinery, as well as glycerin and methanol, and terminal assets located in Houston, Texas. During the first quarter of 2008, we amended the credit agreement to reduce the construction/term loan portion of the facility to $33.5 million and to increase the working capital portion of the facility up to $10 million. The construction/term loan portion of the facility is for a term of six years and the working capital facility revolves annually upon conversion of the construction loan to a term loan. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options. As of December 31, 2008, we had borrowed $33.5 million under the construction/term loan facility and had borrowed $10 million (net of repayments of approximately $7.2 million) under the working capital facility. We were in compliance with the covenants of the credit agreement at December 31, 2008.
Subordinated Convertible Note Payable to Related Party
     On January 1, 2008, the note plus accrued interest on our Convertible Note Payable to Investment Hunter, LLC (a related party — see Note 10) was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10%. The note is a general, unsecured obligation of GreenHunter and is subordinate to any and all of our secured loans. The note is convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest previously rolled into the note at the renewal. The notes may be converted at any time by the holder up to the payment due date. On August 29, 2008, the holder elected to convert the entire note per the agreement. Accrued interest of $208 thousand was paid to the holder upon conversion. Please see Note 10 — Stockholders’ Equity for additional information.
10% Series A Senior Secured Redeemable Debentures
     Approximately $13.7 million of our 10% Series A Senior Redeemable Debentures (“Series A Debentures”) were issued during the year ended December 31, 2008. Since inception of this series, we have issued approximately $21 million of these debentures, resulting in net proceeds of approximately $18.9 million. These debentures are non-recourse to GreenHunter Energy, and are secured by our GreenHunter BioFuels, Inc. common stock. This offering was cancelled during April of 2008, and all proceeds were received by June 30, 2008.
     The Series A Debentures were offered in a private placement and have not been registered. The debentures have a term of five years from the date of issue and may be exchangeable at our option into freely tradable shares of our common stock. We have the right to call for redemption at any time. If redeemed, we would be required to pay a redemption price, in cash and/or common stock, equal to the following percentage of the principal amount depending on the year after issuance: 105% during the first year, 104% during the second year, 103% during the third year, and 102% during the fourth year and continuing through maturity.

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9% Series B Senior Secured Redeemable Debentures
     During July 2008, we announced the offering of a 9% Series B Senior Secured Redeemable Debentures (“Series B Debentures”). These debentures have a term of five years and may be exchangeable into shares of our common stock after one year, at our option. These debentures are non-recourse to GreenHunter Energy, and are secured by our GreenHunter Mesquite Lake, Inc. common stock. As of December 31, 2008, we had issued approximately $3.6 million ($3.2 million, net of selling expenses) of the Series B Debentures. We had also received an additional $335 thousand in funds pending investment; these funds are included as a current liability at December 31, 2008 and will not be recorded to the Series B Debentures until the funds are pulled from the escrow account in January 2009.
NOTE 9. INCOME TAXES
     At December 31, 2008, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carry forward for regular tax purposes of approximately $46 million which expires in varying amounts during the tax years 2010 through 2028. As discussed more fully in a previous footnote, we acquired CRC on April 13, 2007. CRC had previously provided a valuation allowance on net deferred tax assets since it was not certain that these assets will be realized. Due to the change in ownership of CRC, the pre-acquisition NOL is restricted.
     No provision for federal income tax expense or benefit is reflected on the statement of operations for the year ended December 31, 2008 because we are uncertain as to our ability to utilize our NOL in the future.
     Prior to the reverse merger on December 5, 2006, we were a non income tax paying entity, and taxable income and losses flowed through our members for inclusion in their individual returns. Therefore, no provision for federal income tax was reflected in the statement of operations. The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	2008	2007	2006
	(in thousands)
Statutory tax expense (benefit)	$(22,513)	$(4,092)	$(598)
Change in valuation allowance	21,753	4,076	—
Interest expense disallowed for tax	745	—	—
Miscellaneous	15	16	—
Effect of non-tax paying entity	—	—	598

Total Tax Expense	$—	$—	$—

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of our deferred income taxes were as follows for the years ended December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Deferred tax assets:
Domestic net operating loss	$15,802	$2,005
Foreign net operating loss	61	—
Stock options	3,954	2,149
Property, equipment & project costs	4,605	—
Deferred tax liability:
Property, equipment & project costs	—	(1,485)

Net deferred tax assets	24,422	2,669
Less valuation allowances	(24,422)	(2,669)

Net deferred tax	$—	$—

     In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.
     Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits, and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties. The adoption of FIN 48 did not impact our effective tax rates.
     Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the year ended December 31, 2008, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated condensed balance sheet at December 31, 2008 relating to unrecognized tax benefits.
In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Specifically, we are subject to a new entity level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2008. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas. The new tax had no material impact on our financial statements.
The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The tax years 2005-2008 remain open for the Texas Franchise tax.

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
Issue common shares for Reverse Merger	—	15,000,055	—	—	—

December 31, 2006	—	15,000,055	—	—	—

Issue preferred shares in private placement	12,500
Issue common shares to acquire GreenHunter BioFuels, Inc.		450,000
Issue common shares to acquire power purchase agreement		500,000
Issue common shares for fees on biomass plant acquisition		300,000
Issue common shares in private placement		3,448,168
Issue common shares for commissions on investments and private placements of common stock		60,950
Issue common stock warrants in private placement of preferred and common stock					2,807,834

December 31, 2007	12,500	19,759,173	—	—	2,807,834
Issue 117,998 shares for note payable exchange		117,998
Issue 841,363 warrants on the 10% Series A Redeemable Debentures					841,363
Issue 89,747 warrants on the 9% Series B Redeemable Debentures					89,747
Issue 594,011 shares upon note conversion		594,011
Issue 173,750 shares on warrant exercises		173,750			(173,750)
Issue 253,000 on option exercises		253,000
Cancellation of 1,410,000 warrants surrendered					(1,410,000)
Issue 1,410,000 warrants on series B preferred stock					1,410,000
Issue 10,575 Series B Preferred Shares in private placement	10,575
Issue 173,750 warrants for stock option exercise inducement					173,750
Employer match of 5,512 shares to KSOP		5,512
Issue 58,246 shares for Port Sutton lease option acquisition		58,246
Issue 27,186 shares for executive compensation		27,186
Issue 44,964 treasury shares for Wheatland acquisition			(44,964)
Loan of 15,200 shares to KSOP				15,200
Purchase 89,400 shares for treasury			89,400
Issue 2,470,004 warrants for stock dividend to common and preferred					2,470,004

December 31, 2008	23,075	20,988,876	44,436	15,200	6,208,948

Preferred Stock
     Series A Preferred
     On March 9, 2007, we authorized and established a series of preferred stock that was designated as “2007 Series A 8% Convertible Preferred Stock” (“Series A Preferred”). This series was constituted as 12,500 shares with a stated value per share initially set equal to $1,000. On March 12, 2007, we executed a securities purchase agreement with institutional investors whereby we agreed to issue to such institutional investors the following securities of the company for an aggregate consideration of $15 million: $12.5 million in principal amount of our Series A Preferred, 500 thousand shares of our common stock at $5.00 per share and 1.5 million common stock purchase warrants at an exercise price of $7.50 per warrant (of which 1,250,000 warrants were allocable to the holders of the Series A Preferred).
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
     The Series A Preferred provides for a cumulative dividend that may be payable at our option in cash or shares of common stock at 115% of the cash dividend payable and using the 10-day

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
average price per share of common stock. A holder of the Series A Preferred has the right to convert these shares at any time into shares of common stock at a conversion price of $5.00 per common share. We may force conversion at any time subject to the following conditions: (i) the closing price of our common stock exceeds $20.00 for thirty-one trading days, and (ii) the average trading volume of the shares over the same 31-day period equals or exceeds 65,000 shares. After five years, we may redeem the preferred stock for cash. Other provisions of the this series of preferred stock include a liquidation preference, anti-dilution provisions, voting rights equal to the common shareholders and other protective provisions. For the year ended December 31, 2008 and 2007, we paid cash dividends of $750 thousand and $708 thousand, respectively on this preferred stock. We also have $250 thousand in dividends payable on our balance sheet related to the Series A Preferred.
     Series B Preferred
     On August 21, 2008, we authorized and established a series of preferred stock that was designated as “2008 Series B Convertible Preferred Stock” (“Series B Preferred”). This series was constituted as 10,575 shares with a stated value per share equal to $1,000. We executed a securities purchase agreement with the buyer at this time whereby the buyer returned 1,410,000 their existing $7.50 common stock warrants and paid $10.6 million in cash (net of expenses) to GreenHunter, and we issued 10,575 shares of the Series B Preferred and 1,410,000 common stock warrants with an exercise price of $25.00. We cancelled the $7.50 common stock warrants which were returned to us in this transaction.
     The Series B Preferred does not provide for any preferential dividends. A holder of the Series B Preferred has the right to convert these shares at any time into shares of common stock at a conversion price of $7.50 per common share. We may force conversion at any time subject to the following conditions: (i) the closing price of our common stock exceeds $20.00 for thirty-one trading days, and (ii) the average trading volume of the shares over the same 31-day period equals or exceeds 65,000 shares. After five years, we may redeem the preferred stock for cash. Other provisions of the this series of preferred stock include a liquidation preference, anti-dilution provisions, voting rights equal to the common shareholders and other protective provisions.
     We recorded a deemed preferred dividend of $13.9 million in relation to the Series B Preferred which reflects the excess of the fair value of the securities issued in the transaction over the carrying value of the warrants cancelled. We also recorded a deemed dividend of $666 thousand related to the beneficial conversion feature of the stock at the time of the placement.
Common Stock
     We have 90,000,000 authorized shares of common stock. We may not pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied.
     During March 2007, in association with our Series A Preferred private placement described above, we issued 500,000 shares of our common stock at $5.00 per share.
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
     During October and November 2007, we issued 200,000 and 30,000 shares, respectively, of

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
our common stock in private placements of securities. During December 2007, we closed on two private placements of securities with accredited investors. We issued 1,615,668 shares of our common stock along with 807,834 warrants in one private placement and issued 102,500 shares of our common stock in the other. Proceeds from these fourth quarter private placements were approximately $22.7 million net of selling costs. We allocated $10.64 to each share of common stock and $2.72 to each common stock warrant in establishing the fair value of these securities.
     Also during December 2007, we issued 10,950 shares of our common stock, in lieu of cash, valued at $120 thousand for commissions paid on the private placement, and we also issued 50 thousand shares of our common stock valued at $500 thousand for fees related to two separate definitive agreements with MingYang. See Note 6 — Acquisitions and Divestitures for further discussions on the agreements with MingYang.
     During February 2008, we issued 117,998 shares, valued at $15.89 per shares, of our common stock in a debt extinguishment transaction that retired the original notes issued in connection with the acquisition of CRC. See Note 8 — Notes Payable for further discussions on the transaction.
     During August 2008, we issued 594,011 shares of our common stock in a debt extinguishment transaction that retired the subordinated convertible note payable to related party. Please see Note 8 — Notes Payable for further discussions on the transaction.
     During October 2008, we issued 58,246 shares, valued at $6.30 a share to acquire a lease option for property in Port Sutton, Florida. Please see Note 6 — Acquisitions and Divestitures for additional information on this purchase.
     During 2008, we issued 5,512 shares at $18.91 per share of our common stock to the GreenHunter Energy, Inc 401(k) Employee Stock Ownership Plan (“KSOP”) as a voluntary employer match for the 2007 plan year and issued 1,667 shares at $19.19 per share as an employment inducement grant.
     During 2008, we also issued 426,750 shares of our common stock at an average price of $5.53 per share and pursuant to the exercise of 426,750 of our outstanding warrants and options. We received proceeds of $2.4 million.
     During the year ended December 31, 2008, we issued 27,186 shares of our common stock at $18.91 per share for executive compensation.
Common Stock Warrants
     In association with the Series A placement, we issued 1.5 million common stock warrants. Each of these warrants entitle the holder thereof to purchase one share of our common stock at $7.50 per share until the expiration date of five years after issuance. We can cause the warrant to be exercised after one year from March 12, 2007, if our common stock is trading at an average price over the prior 10 consecutive days of at least $12.50 per share. The warrants contain customary anti-dilution provisions. Additionally, the warrants issued in connection with the preferred stock were treated as a dividend paid on the preferred stock upon their issuance, with a fair value of $950 thousand. In association with our Series B Preferred issuance, we cancelled 1.4 million of these warrants when they were returned to the company.
     In association with our April 2007 common stock placement, we issued 500 thousand

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock warrants. Each common stock purchase warrant entitles the holder thereof to purchase one share of our common stock at $7.50 per share at any time prior to the expiration date of April 5, 2012. We can cause the warrants to be exercised after April 5, 2008 if our common stock is trading at an average price over the prior ten consecutive days of at least $12.50 per share. The warrants contain customary anti-dilution provisions.
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

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During the third quarter of 2008, we issued 2,470,004 warrants with a strike price of $27.50 to our common stock and preferred stock holders as dividends. We issued an additional 173,750 warrants with a strike price of $25.00 for exercise inducements. We recorded a common dividend of $3.2 million and deemed preferred dividends of $599 thousand on our warrant dividends.
     During the fourth quarter of 2008, we issued 89,747 warrants upon the issuance of our Series B Debentures. Under our Series B Debenture offering, subscribers are entitled to 125 warrants for each $5,000 in principal issued. Warrant pricing was $25 for units acquired prior to October 15, 2008, $27.50 for units acquired after October 15, 2008 but prior to November 15, 2008, and $30.00 for units acquired after November 15, 2008. These warrants are exercisable immediately upon issuance and have a three-year life. We can require the warrant be exercised after one year of issuance if our common stock is trading at an average price of at least $35.00 per share over the prior 10 consecutive days of trading. These warrants contain customary anti-dilution provisions.
     We allocated the proceeds from our Series B Debentures issued based on the relative fair values of the debentures and warrants. We estimated the fair value at the Series B warrants using the Black-Scholes option pricing model and the following weighted-average assumptions:

Risk-Free Interest Rate	1.63%
Expected Life	3 years
Expected Volatility(a)	54.21%
Dividend Yield	—
Weighted-average fair value per warrant	$0.59

(a)	The expected volatility of our common stock was estimated leased on an average of volatilities of publicly traded companies in similar renewable energy businesses.
     The following is a summary of warrant activity for the two years ended December 31, 2008. There were no warrants issued or outstanding prior to January 1, 2007.

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding — Beginning of Year	2,807,834	$10.52	—	$
Granted	4,984,864	26.28	2,807,834	10.52
Exercised	(173,750)	7.50	—	—
Cancelled	(1,410,000)	7.50	—	—
Outstanding — End of Year	—	—		—

Exercisable — End of Year	6,208,948	$23.94	2,807,834	$10.52
Note 11. Stock-Based Compensation
     We account for our stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we are required to follow a fair value approach

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.
     During May 2007, the Board of Directors authorized the issuance of 3.5 million stock options to current employees. The options were issued with an exercise price of $5.00 per share, which was in excess of the estimated fair value per share of $4.62 on that date. The options have a life of ten years and vested immediately upon issuance.
     Also during 2007, the Board of Directors authorized the issuance of 131,500 shares of stock options to current employees. The options were issued at exercise prices ranging from $10.00 to $12.50 per share with estimated fair values ranging from $10.00 to $10.64 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grate. Also during 2007, as compensation for joining the Board, 400,000 shares of stock options were granted to the Board of Directors at prices ranging from $7.50 to $10.00 with an estimated fair value of $10.64 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.
     During 2008, the Board of Directors authorized the issuance of 3,290,000 shares of stock options to current employees. The options were issued at exercise prices ranging from $10.00 to $22.75 per share with fair values ranging from $10.12 to $22.75 per share. Of these options issued, 474,000 have a life of ten years and vested immediately, 1,742,000 vest upon performance conditions being met, 946,000 have a life of 10 years and vest in equal amounts over a three year period beginning with the date of grant, and 28,000 have a life of 10 years and vest two years from the date of grant. Also during 2008, as compensation for joining the Board, 100,000 shares of stock options were granted to a Board of Director at a price of $10.00 and a fair value of $18.91 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.
     We recorded share-based compensation expense of $8.2 million and $6.3 million during 2008 and 2007, respectively. These expenses are included in our selling, general and administrative expenses. There were no options issued or outstanding prior to 2007.
     Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2008 was approximately $1.3 million. No option exercises occurred prior to 2008. The tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements in 2008 was $982 thousand. This benefit has been fully reserved under a valuation allowance.
     As of December 31, 2008, there was $6.9 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 2.44 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon the exercise of the stock options.

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We estimated the fair value of each stock based grant using the Black-Scholes option pricing method. The weighted average values for options issued for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Number of options issued	3,290,000	4,031,500
Weighted average stock price	$18.99	$5.38
Weighted average exercise price	$18.44	$5.60
Weighted average expected life of options (a)	5.53	5.13
Weighted average expected volatility (b)	30.1%	37.7%
Weighted average risk-free interest rate	2.9%	4.76%
Expected annual dividend per share	$—	$—
Weighted average fair value of each option	$6.65	$2.17

(a)	As determined by the simplified method under Staff Accounting Bulletin 107. The options have a life of ten years.

(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses.

The following is a summary of stock option activity during the years ended December 31, 2008 and 2007. There were no stock options issued prior to January 1, 2007.

	2008			2007
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value*	Shares	Price	Value*

Outstanding — Beginning of Year	4,031,500	$5.60		—	—
Granted	3,290,000	$18.44		4,031,500	$5.60
Exercised	(253,000)	$5.00	$2,719,900	—
Cancelled	(1,439,000)	$18.34		—

Outstanding — End of Year	5,629,500	$9.88	$—	4,031,500	$5.60	$20,318,760

Exercisable — End of Year	3,906,498	$7.00	$—	3,500,000	$5.00	$20,302,160

*	The Aggregate Intrinsic Value was calculated using the December 31, 2008 and 2007 closing stock price of $4.92 and $10.64, respectively. There was no intrinsic value at December 31, 2008.
The following is a summary of stock options outstanding at December 31, 2008:

			Weighted Average
		Number of	Remaining
	Number of Options	Exercisable	Contractual Life
Exercise Price	Outstanding	Options	(Years)
$5.00	3,247,000	3,247,000	8.37
$7.50	100,000	33,333	8.75
$10.00	515,000	106,665	8.92
$10.12	45,500	—	9.78
$12.00	16,500	500	8.99
$13.66	12,000	3,000	9.50
$17.76	100,000	40,000	9.11
$18.00	50,000	—	9.19
$18.75	15,000	—	9.47
$18.91	1,123,500	451,000	9.12
$19.75	40,000	—	9.30
$20.02	25,000	—	9.46
$20.64	275,000	25,000	9.43
$22.75	65,000	—	9.36

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies
     During 2007, we entered into an agreement which grants Chateau, the entity from whom we purchased the Mesquite Lake plant, the non-exclusive right to represent us in the location and development of renewable energy projects. In exchange for a quarterly fee of $98 thousand, Chateau will be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects. We paid first quarterly payment of $98 thousand during June 2007, and these payments are scheduled to continue each quarter until the final payment in March 31, 2012. During the fourth quarter of 2008, we suspended all payments to Chateau pending resolution of a dispute regarding the validity of certain air permits that were in place at Mesquite Lake at the date of our acquisition.
     Biofuels had previously entered into certain contracts with various feedstock suppliers under which it would have been required to purchase an additional $2.2 million of animal fat and methanol feedstocks during the second and third quarters of 2008. Due to delays in construction and the resulting delays in consumption of raw materials on hand, we were unable to take the volumes into our plant due to storage constraints, and we were further delayed when the plant was shut down as a result of damage from Hurricane Ike. Feedstock pricing has declined dramatically since the contracts were entered into, resulting in a wash position to close these contracts of approximately $1.3 million. We do not believe that we will be required to pay this full amount since the counterparties substantially mitigated their losses by selling the feedstock to other customers prior to the current market conditions. We may either pay a greatly reduced amount to close out these positions or enter into future contracts with higher volumes and reduced pricing. We have not recorded a liability related to this contingency because we do not believe it is reasonably estimable at this time.
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
     On September 24, 2008, Bioversel, Inc. (“Bioversel”) brought suit against GreenHunter BioFuels, Inc. alleging that BioFuels has repudiated its biodiesel tolling agreement, as amended, with Bioversel. Bioversel has alleged breach of contract, fraud and conversion regarding our ability to process feedstock into biodiesel under the contract.
     We have been served with this lawsuit and have answered the lawsuit. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit. We will be filing a countersuit against plaintiff for failure to make payments to us under the contract. We are

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
currently unable to estimate the loss, if any, related to this lawsuit.
Jacob Stern & Sons brought suit against GreenHunter BioFuels, Inc. on February 19, 2009 alleging that we breached two separate contracts for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that a contractual agreement was ever entered into between the parties.
We have been served with this lawsuit but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit.
Note 13. Related Party Transactions
     During 2008, we converted a convertible note payable to Investment Hunter, LLC, an entity controlled and owned by Mr. Gary C. Evans, Chairman, President and CEO. We issued 594,011 shares upon the conversion of the note and paid $208 thousand in accrued interest. Please see Note 8 — Notes Payable for additional information on this convertible note.
     During 2008, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $409 thousand and $182 thousand during 2008 and 2007, respectively.
     During the year ended December 31, 2008, we leased excess office space to Gruy Petroleum Management, LLC, an entity 100% owned by Mr. Evans, for $48 thousand.
     During July 2008, the Southern Ute Growth Fund, a significant shareholder of GreenHunter, posted an irrevocable standby letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. The Operating Director of the Southern Ute Fund, Robert Zahradnik, previously served on our Board of Directors. Please see Note 6 — Acquisitions and Divestitures for additional information on this letter of credit.
Note 14. Quarterly Financial Data
     The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years.

	2008
	First		Second		Third		Fourth		Total Year

Sales		$177,777		$468,108		$331,487		$4,024,209		$5,001,581
Operating loss	$	(7,953,449)	$	(6,638,030)	$	(10,647,264)	$	(37,185,108)	$	(62,423,851)
Net loss to common stockholders	$	(8,279,660)	$	(7,322,647)	$	(26,663,596)	$	(40,138,087)	$	(82,403,990)
Net loss per share		$(0.42)		$(0.37)		$(1.32)		$(1.92)		$(4.08)
Weighted average shares		19,823,254		19,885,486		20,202,531		20,906,545		20,216,032

	2007
	First	Second		Third	Fourth	Total Year

Sales	$—		$554,254	$157,773	$340,716		$1,052,743
Operating loss	$(462,729)	$	(6,911,193)	$(98,546)	$(4,411,833)	$	(11,884,301)
Net loss to common stockholders	$(721,902)	$	(7,881,811)	$(1,284,500)	$(3,803,800)	$	(13,692,013)
Net loss per share	$(0.05)		$(0.46)	$(0.07)	$(0.21)		$(0.80)
Weighted average shares	15,111,166		17,268,736	17,750,055	18,159,940		17,082,684

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Segment Data
     We currently have three reportable segments: BioFuels, Wind Energy, and Biomass. Each of our segments is a strategic business that offers different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. With the exception of our BioFuels segments, all of our segments are still in development stages with no significant operations.
     During 2008, we completed building and began commissioning a 105 million gallon per year biodiesel refinery at our renewable fuels campus located in Houston, Texas which contains terminal operations and 638 thousand barrels of product storage as well as the ability to process up to 18 million gallons per year of contaminated methanol. This segment had revenues from methanol processing, biodiesel sales and terminal storage during 2008. Due to plant construction during the first part of the year and damage caused by Hurricane Ike during the third quarter, we did not complete any biodiesel sales until the fourth quarter of 2008. During 2007, this segment continued activities of its predecessor for a short time and had revenues and costs associated with specialty chemical and waste oil operations.
     Our Wind Energy segment is currently in the development stage. We have six wind projects that we are developing which are located in Montana, California, Texas, and New Mexico, and we are also participating in wind project developments located in Shanghai and Wyoming. All of these projects are currently in various stages of environmental impact studies, meteorological evaluations, permit requests and various other regulatory approvals and processes.
     Our Biomass segment is also in the development stage. We have purchased an inactive 18.5 MW (nameplate capacity) biomass power plant located in California, Mesquite Lake, and an inactive 14 MW (nameplate capacity) biomass power plant located in Telogia, Florida which was sold during the first quarter of 2009. We began refurbishing these plants during the third quarter in 2008. Our Biomass segment will produce energy from organic matter available at or near the plant sites.
     The accounting policies for our segments are the same as those described in Note 3. There are no intersegment revenues or expenses.
     Segment data for the three years ended December 31, 2008, 2007 and 2006 follows:

	2008
	Unallocated
	Corporate	Biomass	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$5,001,581	5,001,581
Total Operating Costs	558,165	237,527	541,671	19,223,674	20,561,037
Depreciation expense	175,851	—	61,754	2,475,537	2,713,142
Loss on asset impairments	—	2,629,256	—	19,139,630	21,768,886
Selling, general and administrative	15,928,198	623,657	1,179,599	4,650,913	22,382,367

Operating income (loss)	(16,662,214)	(3,490,440)	(1,783,024)	(40,488,173)	(62,423,851)
Other income and expense	(1,993,633)	5,175	29,835	(1,407,905)	(3,366,528)

Net Income (Loss) from continuing operations	$(18,655,847)	$(3,485,265)	$(1,753,189)	$(41,896,078)	(65,790,379)

Total Assets	$15,993,774	$20,683,684	$1,393,779	$55,667,733	93,738,970
Capital Expenditures	$552,521	$17,221,513	$326,775	$37,305,082	55,405,892

GREENHUNTER ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007
	Unallocated
	Corporate	Biomass	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$1,052,743	1,052,743
Total Operating Costs	—	—	276,505	758,799	1,035,304
Depreciation expense	11,535	—	32,128	74,964	118,627
Selling, general and administrative	10,655,019	98,000	388,761	641,333	11,783,113

Operating income (loss)	(10,666,554)	(98,000)	(697,394)	(422,353)	(11,884,301)
Other income and expense	(120,374)	—	53,498	(83,165)	(150,041)

Net Income (Loss) from continuing operations	$(10,786,928)	$(98,000)	$(643,896)	$(505,518)	(12,034,342)

Total Assets	$27,126,618	$5,103,566	$593,264	$26,673,837	59,497,285
Capital Expenditures	$4,796,448	$1,426,566	$5,431	$21,102,506	27,330,951

	2006
	Unallocated
	Corporate	Biomass	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$—	—
Total Operating Costs	—	—	1,016,931	—	1,016,931
Depreciation expense	—	—	34,688	—	34,688
Selling, general and administrative	—	—	676,881	—	676,881

Operating income (loss)	—	—	(1,728,500)	—	(1,728,500)
Other income and expense	—	—	(31,695)	—	(31,695)

Net Income (Loss) from continuing operations	$—	$—	$(1,760,195)	$—	(1,760,195)

Total Assets	$—	$—	$698,308	$—	698,308
Capital Expenditures	$—	$—	$59,304	$—	59,304
Note 16. concentration of credit risk
     During the year ended December 31, 2008, approximately 57% of our biodiesel and related co-product sales were to Vinmar Overseas, Ltd.
Note 17. Subsequent Events
     As discussed in Note 6 — Acquisitions and Divestitures, we sold our Telogia plant and associated assets and liabilities for $5.7 million in cash and the assumption of $1.7 million in debt. This sale closed on February 12, 2009. We sold this non-producing asset to improve our liquidity position during the current difficult market environment and recorded a gain on the disposition.
     During March 2009, we determined we were not in compliance with the covenants of our non-recourse construction loan at BioFuels due to the fact that we did not have our biodiesel refinery operating at 95% of its nameplate capacity at the specified conversion date of March 20, 2009. We are currently in discussions with our project lender regarding remedies for this situation.

(b) Exhibits

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation
3.2*	Amendment to the Certificate of Incorporation
3.3*	Bylaws
4.1****	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock
4.2****	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC
4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors
4.4****	Certificate of Designations of 2008 Series B Convertible Preferred Stock
10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders
10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders
10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement
10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility
10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.
10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors
10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders
10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.
10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.
10.10***	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time
10.11**	Subscription and Equity Transfer Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007
10.12**	Master Turbine Supply Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007
31.1 †	Certifications of the Chief Executive Officer.
31.2 †	Certifications of the Chief Financial Officer.
32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-K, dated March 31, 2008

***	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHunter Energy, Inc.
Date: April 15, 2009	By:	/s/ Gary C. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans Gary C. Evans	Chairman, President and Chief Executive Officer	April 15, 2009
/s/ Morgan F. Johnston Morgan F. Johnston	Sr. Vice President, General Counsel and Secretary	April 15, 2009
/s/ David S. Krueger David S. Krueger	Vice President and Chief Financial Officer	April 15, 2009
/s/ Renato T. Bertani Renato T. Bertani	Director	April 15, 2009
//s/ Ronald H. Walker Ronald H. Walker	Director	April 15, 2009