Form 10-Q
period 2009-03-31
GreenHunter Energy, Inc.
filed 2009-05-27
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009

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
☑ Yes      ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009: 21,094,440 shares of Common Stock, par value $0.001 per share.

PART 1 – FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,214,634	$676,636
Restricted cash	1,450,571	342,653
Accounts receivable, net of allowance of $648,994 and $542,965, respectively	2,761,586	4,475,670
Inventory	1,887,705	6,137,780
Prepaid expenses and other current assets	500,464	943,135
Assets held for sale – current	—	53,555

Total current assets	7,814,960	12,629,429

FIXED ASSETS:
Land and improvements	4,732,095	5,394,866
Buildings	3,100,621	3,100,621
Plant and other equipment	47,594,300	45,521,460
Accumulated depreciation	(3,918,698)	(2,855,250)
Construction in progress	10,696,899	11,934,854

Net fixed assets	62,205,217	63,096,551

OTHER ASSETS:
Assets held for sale	—	4,887,945
Deferred financing costs	3,492,415	3,720,893
Other noncurrent assets	7,968,922	9,404,152

Total assets	$81,481,514	$93,738,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$87,403	$507,102
Current portion of notes payable, nonrecourse	42,936,084	6,761,417
Accounts payable	12,570,612	16,020,538
Dividends payable	—	250,000
Accrued liabilities	5,743,642	5,254,965
Liabilities associated with assets held for sale	—	2,224,447

Total current liabilities	61,337,741	31,018,469

NON-CURRENT LIABILITIES:
Notes payable	3,050,235	3,062,642
Notes payable, nonrecourse, less current portion	—	36,738,583
Redeemable debentures, net of discount of $1,347,357 and $1,485,006, respectively	24,988,598	23,139,057
Liabilities associated with assets held for sale, non-current	—	74,319

Total long-term liabilities	28,038,833	63,014,601

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A 8% convertible preferred stock, $.001 par value, $1,040 and $1,000 stated value, respectively, 12,100 and 12,500 issued and outstanding, respectively	12,584,000	12,500,000
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 issued and outstanding	10,575,000	10,575,000
Common stock, $.001par value, 90,000,000 authorized shares, 21,068,876 and 20,988,876 issued, respectively	21,069	20,989
Additional paid-in capital	82,205,666	81,100,216
Accumulated deficit	(112,225,453)	(103,478,564)
Treasury stock, at cost, 44,436 shares	(678,538)	(678,538)
Noncontrolling interest in consolidated subsidiaries	(150,891)	(107,290)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ deficit	(7,895,060)	(294,100)

Total liabilities and stockholders’ deficit	$81,481,514	$93,738,970

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended March 31,
	2009	2008
REVENUE:
Product sales	$2,856,902	$129,777
Terminal revenues	167,019	48,000
Processing revenue	165,697	—

Total revenue	3,189,618	177,777

COSTS AND EXPENSES:
Cost of sales and services	5,419,207	151,505
Reversal of estimated hurricane repairs and losses	(1,494,578)	—
Project costs	127,033	74,332
Depreciation expense	1,063,448	88,407
Selling, general and administrative (including stock option expense of $691,255 and $5,652,358, respectively)	4,197,210	7,816,981
Loss on asset impairments	1,651,161	—

Total costs and expenses	10,963,481	8,131,225

OPERATING LOSS FROM CONTINUING OPERATIONS	(7,773,863)	(7,953,448)

OTHER INCOME (EXPENSE):
Interest and other income	36,645	287,750
Interest, accretion and other expense	(1,455,038)	(363,962)

Total other income (expense)	(1,418,393)	(76,212)

Net loss from continuing operations before noncontrolling interest	(9,192,256)	(8,029,660)

Noncontrolling Interest	43,601	—

Net loss from continuing operations	(9,148,655)	(8,029,660)
Gain on sale of discontinued operations	858,754	—
Loss from discontinued operations, net of taxes	(209,655)	—

Net Loss	(8,499,556)	(8,029,660)
Preferred stock dividends	(247,333)	(250,000)

Net loss to common stockholders	$(8,746,889)	$(8,279,660)

Weighted average shares outstanding, basic and diluted	20,935,018	19,823,254

Net loss per share from continuing operations	$(0.45)	$(0.42)

Net earnings per share from discontinued operations	$0.03	$—

Net loss per share	$(0.42)	$(0.42)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 TO MARCH 31, 2009

				Additional				Unearned	Total
	Series A	Series B	Common	Paid in	Noncontrolling	Accumulated	Treasury	Shares in	Equity
	Preferred Stock	Preferred Stock	Stock	Capital	Interest	Deficit	Stock	KSOP	(Deficit)
BALANCE, January 1, 2009	$12,500,000	$10,575,000	$20,989	$81,100,216	$(107,290)	$(103,478,564)	$(678,538)	$(225,913)	$(294,100)

Transfer accumulated preferred dividends to stated value	484,000	—	—	—	—	—	—	—	484,000
Issue 42,797 warrants on Series B Debentures issued	—	—	—	942	—	—	—	—	942
Stock compensation	—	—	—	691,255	—	—	—	—	691,255
Conversion of 400 preferred shares into 80,000 common shares	(400,000)	—	80	413,253	—	—	—	—	13,333
Dividends on preferred stock	—	—	—	—	—	(247,333)	—	—	(247,333)
Net loss	—	—	—	—	(43,601)	(8,499,556)	—	—	(8,543,157)

BALANCE, March 31, 2009	$12,584,000	$10,575,000	$21,069	$82,205,666	$(150,891)	$(112,225,453)	$(678,538)	$(225,913)	$(7,895,060)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,499,556)	$(8,029,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,063,448	88,407
Noncash stock compensation	691,255	5,652,358
Amortization of deferred financing costs	365,429	48,231
Non-cash asset impairment	1,651,161	—
Noncontrolling interest	(43,601)	—
Gain on sale of assets	(858,754)	—
Accretion of discount	138,591	10,917
Changes in certain assets and liabilities, net of acquisition effect:
Accounts receivable	2,079,634	(21,890)
Inventory	4,250,075	(53,643)
Prepaid and other expense	439,754	(1,014,674)
Accounts payable	(4,824,786)	(800,041)
Accrued liabilities	537,567	(1,242,590)

Net cash used in operating activities	(3,009,783)	(5,362,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(1,107,918)	(16,507,790)
Proceeds from sale of assets	4,486,173	—
Additions to fixed assets	(357,965)	(13,276,551)
Increase in other assets	(45,931)	(2,159,128)

Net cash used in investing activities	2,974,359	(31,943,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan common stock to KSOP	—	(22,420)
Commissions and fees paid on stock issuance	—	(2,429)
Gross proceeds from redeemable debenture issuance	1,711,892	2,951,140
Increase in notes payable	—	35,456,497
Payment of notes payable	(1,001,519)	(7,248,011)
Payment of deferred financing costs	(136,951)	(610,189)
Preferred dividends paid in cash	—	(250,000)

Net cash provided by financing activities	573,422	30,274,588

CHANGE IN CASH	537,998	(7,031,466)

CASH, beginning of period	676,636	18,750,394

CASH, end of period	$1,214,634	$11,718,928

Cash paid for interest	$1,128,708	$275,712

NONCASH TRANSACTIONS:
KSOP company match in stock	$—	104,233

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, are unaudited. The December 31, 2008 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2009, and the results of operations for the three month periods ended March 31, 2009 and 2008, changes in stockholders’ equity for the three months ended March 31, 2009, and cash flows for the three month periods ended March 31, 2009 and 2008.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2008 Form 10-K. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the operating results that will occur for the full year.
     The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.
Current Plan of Operations and Ability to Operate as a Going Concern
     As of March 31, 2009, we had a working capital deficit of $53.5 million which includes $42.9 million of non-recourse notes payable. The non-recourse notes payable are included in current liabilities due to the fact that we were in technical default of certain covenants related to these notes at March 31, 2009. We have continued to experience substantial losses from operations. These factors raise substantial doubt about our ability to continue as a going concern.
     Our financial position has been adversely affected by continued pricing decreases across energy markets, the overall deterioration across all capital markets, as well as damages and lost production time at our biodiesel refinery as a result of Hurricane Ike. Falling market prices of both biodiesel and our feedstock inventories have adversely impacted our inventory values and resulting working capital positions. We were in technical default under our working capital and construction notes payable (non-recourse to GreenHunter Energy, Inc.) as of March 31, 2009, and we also were unable to make the interest payments due on our Series A Redeemable Debentures during April 2009.
          Execution of our business plan for the next twelve months requires the ability to generate cash flow to satisfy planned operating and capital expenditure requirements for the refining and marketing business. We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating and capital purposes for the next twelve months. As a result, we are in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for the return of operations at our Houston biodiesel refinery, development of our Mesquite Lake biomass plant, and corporate overhead. We are currently seeking an amendment to the credit agreement with the lender of our non-recourse notes payable which would cure our technical default and other expected defaults and allow us time to either dispose of our Houston biodiesel assets

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
in an orderly manner or arrange for alternative financing of the asset and its working capital needs. We also have been offered an insurance settlement of $10.75 million for property damage and business interruption claims at our Houston biodiesel refinery. We are currently in negotiation with our lender on the ultimate use of these funds when received.
          We must secure additional financing to fund additional working capital requirements, to cover general and administrative expenses, and to pay operating expenses that are expected to be incurred before the operation of any of our existing assets become profitable. The additional capital may be provided by common or preferred equity or equity-linked securities, debt, tolling arrangements with industry participants, project financing, joint venture projects, a strategic alliance or business combination, assets sales or a combination of these.
          We were unable to bring the biodiesel refinery through demonstration of final completion standards to the satisfaction of the project lender, causing technical default on one of the covenants of our construction note. If we are able to obtain adequate financing, we intend to make capital improvements intended to improve reliability, product yield and operating efficiency as well as to construct a glycerin refinery to allow for additional profit margins at the plant.
          If we are unable to accomplish the objectives noted above with respect to entering into additional financing arrangements and potentially identifying a strategic partner, we may be unable to continue to operate as a going concern. No adjustments have been made to these financial statements that might result from the outcome of this uncertainty.
Nature of Operations
     Our business plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. Our plan is to become a leading provider of clean energy products offering residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources.
     We currently have ongoing business initiatives at GreenHunter in wind through GreenHunter Wind Energy, LLC (“Wind Energy”) and Wheatland Wind Power, LLC (“Wheatland”), in biodiesel and methanol through GreenHunter BioFuels, Inc. (“BioFuels”), and in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”).
     We believe that our ability to successfully compete in the renewable energy industry depends on many factors, including the location and low cost construction of our planned facilities, development of strategic relationships, achievement of our anticipated low cost production model, and recruitment and retention of experienced management. However, as discussed above, there are currently several constraints on our ability to achieve our objectives.
     During 2007 we acquired Channel Refining Corporation (“CRC”), which we subsequently renamed GreenHunter BioFuels, Inc. (“BioFuels”). We completed the construction of a 105 million gallon per year intended nameplate capacity biodiesel refinery during 2008 and began production at this facility during August of the same year. The biodiesel refinery built on this site also includes terminal operations, product bulk storage, as well as the ability to process contaminated methanol (a chemical used in biodiesel production). If we obtain sufficient financing, we plan to construct a 200 million pound per year glycerin refinery at the site to process the glycerin obtained as a by-product of the biodiesel refining process as well as raw glycerin we hope to obtain from third parties. We generated revenues during 2008 and 2009 from biodiesel sales, methanol processing and terminal storage at this site.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008 but ceased work during the fourth quarter of 2008 when we were informed that certain permits at the facility were not in place. The biomass plant is intended to ultimately sell electricity under the provisions of a power purchase agreement currently being negotiated with a major public utility company.
     On August 29, 2008, we acquired an existing 14 MW (nameplate capacity) wood waste-fired biomass power plant located in Telogia, Florida. The biomass power plant, Telogia Power, LLC, and an associated entity, Telogia Power Unit #2, LLC, (collectively, “Telogia”), were acquired from CQ BioPower Producers, a subsidiary of CQ, Inc., a privately-held power plant operator based out of Blairsville, Pennsylvania. Due to financial constraints, as a result of hurricane damage at our BioFuels facility and the global capital market deterioration, we began marketing our Telogia plant for resale during the fourth quarter of 2008 and completed the divestiture during February 2009 which resulted in a gain of $859 thousand.
     Our Wind Energy segment remains in the development stage. We continue to hold existing rights to potential wind energy farm locations in Montana, Texas, Wyoming, China, and California and to operate and gather data produced from wind measurement equipment located on these sites.
     The accompanying financial statements include the accounts of GreenHunter, Inc. and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC, GreenHunter BioFuels, Inc., GreenHunter Mesquite Lake, LLC, and Telogia Power, LLC. We have also consolidated our 30% controlling interest in Wheatland Wind Power, LLC, and our 85% controlling interest in Haining City Wind Energy, LLC, with noncontrolling interests recorded for the outside interests in these entities. All significant intercompany transactions and balances have been eliminated.
Note 2. Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report noncontrolling interests (formerly known as minority) as a component of shareholders’ equity on the balance sheet. We adopted SFAS 160 on January 1, 2009 which resulted in the presentation of our noncontrolling interests in Haining and Wheatland as a component of stockholders deficit rather than a non-current liability for all periods presented on our balance sheet.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 on January 1, 2009 did not have an impact on our consolidated condensed financial statements.
          In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated condensed financial statements.
          In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 on January 1, 2009 did not have a material impact on our financial statements.
          In November 2008, the FASB issued EITF 08-6 Equity Method Investment Accounting Considerations (“EITF 08-6”). This Issue states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance should be recognized in earnings. Previous to this Issue, changes in equity for both issuances and repurchases were recognized in equity. EITF 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 08-6 on January 1, 2009 did not have an impact on our financial statements.
Note 3. Discontinued Operations
     During the fourth quarter of 2008, we began marketing the Telogia plant due to corporate liquidity constraints. Accordingly, we have classified the plant and all associated assets and liabilities as held for sale at December 31, 2008, and have accounted for Telogia’s results of operations as discontinued operations. Details of amounts held for sale at December 31, 2008 are as follows:

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

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     The following table provides summarized income statement information related to Telogia’s discontinued operations for the three months ended March 31, 2009:

Sales and other revenues from discontinued operations	$—
Operating expenses from discontinued operations	(210,003)
Other income from discontinued operations	348

Net loss from discontinued operations	$(209,655)

     We completed the sale during February 2009 for total proceeds of approximately $4.9 million which consisted of $4.5 million in cash received and $366 thousand in holdbacks due from the buyer one year from the date of the sale. We recorded a gain of approximately $859 thousand on the disposal.
Note 4. Acquisitions and Divestitures
BioFuels
Port Sutton Acquisition
     During October 2008, we issued 58,246 common shares with a value of $367 thousand and paid $130 thousand in cash to acquire a lease option with three three-month option extension periods, for a total of nine months, for twenty-two acres of waterfront acreage in Port Sutton, Florida. We paid $50 thousand for the first option extension during October 2008 and $50 thousand for the second option extension during January 2009, resulting in a total purchase price, including fees, for the lease option of approximately $1.5 million.
     We were unable to make the final extension payment during April 2009, and as a result we abandoned the project and recorded an asset impairment of $1.5 million during the first quarter of 2009 to remove this asset from our balance sheet.
BioMass
     Telogia
     On August 29, 2008, we acquired 100% of the membership interests of Telogia BioPower for cash consideration of $1.9 million and cancellation of a promissory note issued to us by the seller of $600 thousand. The acquisition was treated as a purchase of Telogia in accordance with the provisions of SFAS No. 141, Business Combinations. The purchase price was allocated to the fair value of the net assets acquired. The following table summarizes the purchase price and related allocation to the net assets acquired at August 28, 2008:

Total Purchase Price:
Cash consideration	$1,900,000
Debt assumed in transaction	170,459
Cancellation of seller promissory note	600,000

Total	$2,670,459

Net Purchase Price Allocation:
Net purchase price	$2,670,459
Land, Property, and Equipment	(2,670,459)

Excess purchase price	$—

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
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
     The Southern Ute Growth Fund earned the right to participate in this project by posting an irrevocable standby letter of credit to Wyoming Colorado Intertie, LLC on our behalf for approximately $11.3 million. This letter of credit secures capacity on a new transmission line that is to be built to wheel electricity related to this project. The Southern Ute Growth Fund has requested that they be replaced on this letter of credit, and we are currently in discussions with other parties who may take over their position.
     We allocated the entire purchase price to Wheatland’s right of way agreement with the BLM.
Note 5. Inventories
     Our finished goods inventories consist of processed methanol and biodiesel, and our raw materials inventory includes contaminated methanol, animal fat, process chemicals, and vegetable oil feedstocks to be processed by our Houston facility. Our inventories at March 31, 2009 consisted of the following:

Finished goods	$1,224,000
Work in process	741,189
Raw materials	1,454,585
Valuation allowance	(1,532,069)

$1,887,705

Note 6. Notes Payable
     Notes Payable at March 31, 2009 consisted of the following:

Long-Term Debt:
Note payable due November 31, 2017, 5.7%	$3,137,638
Non-recourse construction facility, 4.48% at March 31, 2009	32,936,084
Non-recourse working capital line of credit, 4.48% at March 31, 2009	10,000,000
10% Series A Senior Secured Redeemable Debentures, net of $1,299,405 discount	19,734,742
9% Series B Senior Secured Redeemable Debentures, net of $47,952 discount	5,253,856

71,062,320
Less: current portion	(43,023,487)

Total Long-Term Debt	$28,038,833

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
Non-recourse Notes Payable
     During March 2009, we determined we were not in compliance with certain covenants of our non-recourse construction loan and non-recourse working capital line of credit at BioFuels. Accordingly, we have classified the entire amounts due under both of these agreements as current liabilities at March 31, 2009. We are currently in negotiations with our project lender regarding remedies for this situation.
     These loans are non-recourse to GreenHunter and are fully secured by certain assets at our BioFuels refinery.
Non-recourse 10% Series A Senior Secured Redeemable Debentures
     During April 2009, we were unable to make the interest payment on these debentures. Please see Note 13 — Subsequent Events for additional information.
9% Series B Senior Secured Redeemable Debentures
     During July 2008, we announced the offering of a 9% Series B Senior Secured Redeemable Debentures (“Series B Debentures”). These debentures have a term of five years and may be exchangeable into shares of our common stock after one year, at our option. These debentures are non-recourse to GreenHunter Energy and are secured by a second lien on our 100% ownership interest in GreenHunter Mesquite Lake, Inc. common stock. As of March 31, 2009, we had raised approximately $5.3 million ($4.9 million, net of selling expenses) under these debentures.
Note 7. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock, KSOP, and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2008	23,075	20,988,876	44,436	15,200	6,208,948

Conversion of Series A Preferred Shares	(400)	80,000
Issue warrants on 9% Series B Redeemable Debentures issuances					42,797

March 31, 2009	22,675	21,068,876	44,436	15,200	6,251,745

Preferred Stock
     During March 2009, the holders of 400 shares of our Series A Preferred Stock elected to convert their preferred shares into common shares. We issued 80,000 shares of common stock upon the conversion.
     We were not able to pay accumulated dividends on our Series A Preferred Stock for the quarters ending December 31, 2008 and March 31, 2009. In accordance with the terms of this preferred stock, accrued dividends of $484 thousand were added to the stated value of the preferred stock. This additional $484 thousand in stated value will accrue dividends at 10%.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
Common Stock Warrants
     During the first quarter of 2009, we issued 42,797 warrants upon the issuance of our Series B Debentures. Under our Series B Debenture offering, subscribers are entitled to 125 warrants for each $5,000 in principal issued. Warrant pricing was $25 for units acquired prior to October 15, 2008, $27.50 for units acquired after October 15, 2008 but prior to November 15, 2008, and $30.00 for units acquired after November 15, 2008. These warrants are exercisable immediately upon issuance and have a three-year life. We can require the warrant be exercised after one year of issuance if our common stock is trading at an average price of at least $35.00 per share over the prior 10 consecutive days of trading. These warrants contain customary anti-dilution provisions. Upon the issuance of these warrants, we recorded a discount on the associated debentures of $942 which will be amortized to expense over the contractual term of the related debenture. The discount was determined based on the relative fair values of the warrants (as determined by the Black-Scholes options pricing model) and the debentures issued.
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
     We recognized a total of $691 thousand of share-based compensation expense in our condensed consolidated statement of operations for the three month period ended March 31, 2009 associated with stock options granted through that date. As of March 31, 2009, there was $5.6 million of total unrecognized compensation cost related to the unvested shares associated with these stock option grants which will be recognized over a weighted-average period of 2.15 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon exercise of the stock options.
     The following is a summary of stock option activity during the period ended March 31, 2009.

	Number	Weighted	Aggregate
	of	average	Intrinsic Value*
	Shares	Exercise Price	($000’s)
Outstanding — Beginning of Year	5,629,500	$9.88	—
Granted	—		—
Exercised	—		—
Cancelled	98,334	10.31	—

Outstanding — End of Period	5,531,166	$9.87	—

Exercisable — End of Period	4,439,995	$8.29	$—

*	The Aggregate Intrinsic Value was calculated using the March 31, 2009 stock price of $1.90.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     The following is a summary of stock options outstanding at March 31, 2009:

	Number of	Weighted Average	Number of
	Options	Remaining Contractual	Exercisable
Exercise Price	Outstanding	Life (Years)	Options
$5.00	3,247,000	8.13	3,247,000
$7.50	100,000	8.52	33,333
$10.00	448,333	8.68	171,665
$10.12	20,500	9.53	—
$12.00	16,500	8.75	5,500
$13.66	6,000	9.26	3,000
$17.76	100,000	8.87	50,000
$18.00	50,000	8.95	16,667
$18.75	15,000	9.23	—
$18.91	1,122,833	8.88	887,830
$19.75	40,000	9.05	—
$20.02	25,000	9.22	—
$20.64	275,000	9.19	25,000
$22.75	65,000	9.12	—
Note 10. Related Party Transactions
     During the periods ending March 31, 2009 and 2008, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $91 thousand and $95 thousand for the respective periods in 2009 and 2008.
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
     During 2008, we completed building and began commissioning a 105 million gallon per year biodiesel refinery at our renewable fuels campus located in Houston, Texas which contains terminal operations and 638 thousand barrels of product storage as well as the ability to process up to 18 million gallons per year of contaminated methanol. This segment had revenues from methanol processing and terminal storage during the first quarter of 2008 and revenues from biodiesel sales and terminal storage during the first quarter of 2009.
     Our Wind Energy segment is currently in the development stage. We have six wind projects that we are developing which are located in Montana, California, and Texas, and we are also participating in wind project developments located in Shanghai and Wyoming. All of these projects are currently in various stages of environmental impact studies, meteorological evaluations, permit requests and various other regulatory approvals and processes.
     Our BioMass segment is also in the development stage. We have purchased an inactive 18.5 MW (nameplate capacity) biomass power plant named Mesquite Lake located in California. We began refurbishing this plant during the third quarter in 2008. Our BioMass segment will produce energy from organic matter available at or near the plant sites.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2008. There are no intersegment revenues or expenses.
          Segment data for the three month period ended March 31, 2009 and 2008 are as follows:

	For the Three Months Ended March 31, 2009
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$3,189,618	$3,189,618
Total Operating Costs	—	556	126,477	3,924,629	4,051,662
Depreciation expense	47,840	—	23,871	991,737	1,063,448
Loss on asset impairments	1,651,161	—	—	—	1,651,161
Selling, general and administrative	2,416,587	162,976	283,215	1,334,432	4,197,210

Operating income (loss)	(4,115,588)	(163,532)	(433,563)	(3,061,180)	(7,773,863)
Other income and expense	(785,006)	7,539	(75)	(640,851)	(1,418,393)

Net loss from continuing operations before noncontrolling interest	$(4,900,594)	$(155,993)	$(433,638)	$(3,702,031)	$(9,192,256)

Total Assets	$15,030,417	$15,769,125	$1,332,282	$49,349,690	$81,481,514
Capital Expenditures	$2,463	$(12,825)	$—	$368,327	$357,965

	For the Three Months Ended March 31, 2008
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$177,777	$177,777
Total Operating Costs	—	—	74,332	151,505	225,837
Depreciation expense	38,148	—	9,564	40,695	88,407
Selling, general and administrative	6,760,060	123,787	253,413	679,721	7,816,981

Operating income (loss)	(6,798,208)	(123,787)	(337,309)	(694,144)	(7,953,448)
Other income and expense	(128,056)	—	887	50,957	(76,212)

Net loss from continuing operations before noncontrolling interest	$(6,926,264)	$(123,787)	$(336,422)	$(643,187)	$(8,029,660)

Total Assets	$22,274,217	$5,117,232	$578,947	$61,106,365	$89,076,761
Capital Expenditures	$364,273	$8,445	$39,133	$12,864,700	$13,276,551
Note 12. Commitments and Contingencies
     During 2007, we entered into an agreement the former owner of the Mesquite Lake plant, which grant this individual the non-exclusive right to represent us in the location and development of renewable energy projects. In exchange for a quarterly fee of $98 thousand, Chateau will be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects. We paid first quarterly payment of $98 thousand during June 2007, and these payments are scheduled to continue each quarter until the final payment in March 31, 2012. During the fourth quarter of 2008, we suspended all payments to Chateau pending resolution of a contractual dispute regarding the validity of certain air permits that were in place at Mesquite Lake at the date of our acquisition. As of March 31, 2009, we have accrued $294 thousand in fees related to this agreement.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and ceiling of $25. These shares will be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we will issue an additional 80,000 to 140,351 shares related to this acquisition.
     Orion
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
     We have been served with this lawsuit and we have responded to Orion’s first set of discovery requests and have requested our own sets of discovery. A number of depositions have been taken, with a number of additional depositions to be taken in the future. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit.
     Bioversel
     On September 24, 2008, Bioversel, Inc. (“Bioversel”) brought suit against GreenHunter BioFuels, Inc. alleging that BioFuels has repudiated its biodiesel tolling agreement, as amended, with Bioversel. Bioversel has alleged breach of contract, fraud and conversion regarding our ability to process feedstock into biodiesel under the contract.
     We have been served with this lawsuit and we have responded to Bioversel’s first set of discovery requests and have requested our own sets of discovery. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit and have filed a countersuit against plaintiff for failure to make payments to us under the contract. We are currently unable to estimate the loss, if any, related to this lawsuit.
     Jacob Stern
     Jacob Stern & Sons, Inc. (“Jacob Stern”) brought suit against GreenHunter BioFuels, Inc. on February 19, 2009 alleging that we breached two separate contracts for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that a contractual agreement was ever entered into between the parties.
     We have been served with this lawsuit but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit.
     Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. We have denied that the alleged amount is due in full.
     We have been served but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit but believes we will ultimately be responsible for approximately 80% of the claim and have recorded this contingency as a current liability.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     Gavilon
     Gavilon brought an arbitration claim against GreenHunter BioFuels, Inc. during May 2009 alleging that we breached a contract for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that a contractual agreement was ever entered into between the parties.
     We have been served with this lawsuit but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit.
Note 13. Subsequent Events
     During April 2009, we were unable to make the interest payments on our Series A Redeemable Debentures. These debentures are non-recourse to GreenHunter Energy and are secured by the common stock of BioFuels. It is unlikely that we will be able to pay interest on these debentures in the immediate future, and we will accordingly default on them during May 2009.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
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
Overview
     Prior to April 13, 2007, we were a start up company in the development stage pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We currently have ongoing business initiatives at GreenHunter in wind through GreenHunter Wind Energy, LLC (“Wind Energy”) and Wheatland Wind Power, LLC (“Wheatland”), in biodiesel and methanol through GreenHunter BioFuels, Inc. (“BioFuels”), and in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”). It is our goal to become a leading provider of clean energy products.
     We believe that our ability to successfully compete in the renewable energy industry depends on many factors, including the location and low cost construction of our planned facilities, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate debt and equity capital, and recruitment and retention of experienced management.
BioFuels
     We completed building and began commissioning a 105 million gallon per year (nameplate capacity) biodiesel refinery at our Houston BioFuels campus during 2008 as well as 638 thousand barrels of product bulk storage for our terminal operations. We also have the ability to process up to 18 million gallons per year of contaminated methanol (a chemical used in biodiesel production). We also plan to construct a 20 million gallon per year capacity glycerin (a byproduct of biodiesel manufacturing) refinery on site if additional financing can be obtained.
     The overhaul of an existing distillation process on the site was begun in April 2007. This process was commissioned and began processing contaminated methanol in September 2007. Commissioning of the biodiesel process was begun in mid June 2008, and commercial production of biodiesel began during August 2008. However, our refinery was almost immediately shut down as a result of Hurricane Ike on September 13, 2008. The refinery remained down for repairs through November 2008 and the facility resumed biodiesel production and the commissioning process the last week of that month.
     If capital is available, we expect a technical grade glycerin project production unit to be completed and commissioned in 2009, and to have a glycerin distillation project which will produce US Pharmaceutical Grade Glycerin — Non Certified, in 2009 — also pending availability of funding for the glycerin project. All 638 thousand barrels of the Houston Terminal Project bulk storage tanks are presently erected. There remains some minor piping, pumps, instruments, containment and lighting yet to be completed for final completion of the Houston terminal project.
     We do not expect to operate at a profit before our biodiesel and glycerin refineries are completely constructed and operational. Due to current economic conditions of both available capital and the biodiesel markets overall, we

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
made the decision during March 2009 to suspend operations of the biodiesel refinery until the biodiesel market conditions recover. Until the refinery resumes operations, we plan to provide terminal and distillation services at the refinery to provide a base level of cash flow.
BioMass
     In May 2007 we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in El Centro, California, which we began refurbishing during 2008. During 2008 we found that the existing air permit for the plant was not sufficient to support our planned operations, and we are currently going through a re-permitting process with the appropriate governmental agencies. Due to this lengthy process, we are able to incorporate a possible expansion of up to 7 megawatt (“MW”) as well as to terminate the existing power purchase agreement in order to pursue improved pricing for our output. Accordingly, we put this project on hold during the fourth quarter of 2008 while we go through the re-permitting process; we expect the new air permit to be issued in the latter half of 2009. We were successful at cancelling the prior existing power purchase agreement. We expect to sign a new power purchase agreement in the second quarter of 2009 and to resume construction sometime during the fourth quarter of 2009, assuming additional sources of funding are obtained.
Wind Energy
     Until April, 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to potential wind energy farm locations in Montana, Wyoming, Texas, China, and California and continue to operate and gather data produced from wind measurement equipment located on these sites. We also continue to seek additional potential development sites, particularly those that would be near our other renewable energy projects. The nature of these wind energy projects necessitates a longer term horizon than our other projects before they become operational, if ever. We expect to commence construction on at least one of our Texas wind farms in 2009 which would involve construction of a 35 MW wind farm. We would anticipate this wind farm to become operational by the first quarter of 2010, assuming adequate funding can be obtained.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:
     BioFuels Revenues
     For the quarter ended March 31, 2009, we had total revenues of $3.2 million, consisting of $2.9 million in biodiesel sales, terminal services of $167 thousand, including storage and material handling charges, and biodiesel toll distillation revenues of $166 thousand. Revenues in the prior year period consisted of $130 thousand in methanol sales and terminal revenues of $48 thousand.
     BioFuels Costs of Sales and Services
     For the quarter ended March 31, 2009, we had costs of sales and services of $5.4 million compared to $152 thousand during the quarter ended March 31, 2008. Our 2009 costs included $4.3 million of costs related to our inventory consumption and losses which includes a lower of cost or market impairment of $1.5 million related to decreases in the value of both our raw materials on hand and the biodiesel produced at the plant, and $2.8 million in costs, including feedstock and chemicals, which are directly related to the production of our biodiesel which was sold during the quarter. The remaining $1.1 million in costs of sales and services were related to our terminal operations and excess capacity while our refinery was operating, including utilities, direct labor and other production costs. The prior year cost of sales and services consisted of $113 thousand in material and freight costs and $39 thousand in operating expenses related to our terminal and methanol processing activities during the period.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $127 thousand in the 2009 period compared to $74 thousand in the 2007 period. The increase was due to the acquisition of additional wind projects in Shanghai, China, Texas, and Wyoming during the second half of 2008.
     Hurricane repairs and losses
     We recorded a credit of $1.5 million to hurricane repairs and losses, during the first quarter of 2009 as a result of our decision to not make certain repairs to our plant which had been accrued during the fourth quarter of 2008. The repairs were accrued during the prior quarter as a result of our Houston BioFuels campus being hit by Hurricane Ike during September of 2008.
     Depreciation Expense
     Depreciation expense was $1.1 million during the 2009 period compared to $88 thousand during the 2008 period; the increase was due primarily to depreciation on our biodiesel refinery and terminal which began during August 2008.
     Loss on Asset Impairments
     We recorded a loss on asset impairments of $1.7 million during 2009. An impairment of $1.5 million was related to our Port Sutton lease option which expired during April 2009 while $170 thousand was related to a decline in the value of our cogen equipment.
     Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was $4.2 million during the 2009 period versus $7.8 million during the 2008 period, a decrease of $3.6 million.
     Unallocated corporate SG&A decreased approximately $4.4 million between the two periods, decreasing from $6.8 million down to $2.4 million. Approximately $5.0 million of this decrease was due to employee stock option expense fell to $691 thousand from $5.7 million; primarily as a result of options which were granted during the first quarter of 2008 which vested prior to 2009. Salaries and personnel-related costs increased $418 thousand as a result of adding staff at our corporate headquarters to address the increased scope of operations and our public reporting requirements during 2008.
     BioFuels SG&A increased $655 thousand, up from $680 thousand during 2008 to $1.3 million during 2009. This increase was primarily due to increases in property taxes and the use of professional consultants at our BioFuels campus during the current quarter.
     BioMass SG&A was approximately $163 thousand during the 2009 period versus approximately $124 thousand during the 2008 period due to construction and planning of the Mesquite Lake biomass plant.
     Wind Energy SG&A increased approximately $30 thousand, up to $283 thousand as we added personnel as a result of the increased number of projects for this segment during 2008.
     Operating Loss
     Our operating loss was $7.8 million in the 2009 period versus a loss of $8.0 million in the 2008 period, due principally to decreases in stock compensation as well as credits related to hurricane repair estimate revisions which were partially offset by the inventory valuation losses, asset impairments and increases in other SG&A related to our increased scope of operations and public reporting requirements.
     Our BioFuels segment generated operating losses of $3.1 million and $694 thousand, respectively, during 2009 and 2008 due to decreased inventory valuations as well as increases in SG&A and depreciation on the plant.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     Our Wind Energy segment generated an operating loss of $434 thousand during 2009 as compared to an operating loss of $337 thousand during 2008 due to increased personnel-related costs as a result of staffing additions throughout 2008.
     Our BioMass segment generated operating losses of $164 thousand during 2009 and $124 thousand during 2008; the increase was due to increased SG&A costs related to the Mesquite Lake project.
     Our unallocated corporate operating losses were $4.1 million and $6.8 million during 2009 and 2008, respectively. The decrease was primarily due to decreases in our SG&A as a result of lower stock compensation.
     Interest and Other Revenues
     Interest and other revenues were $37 thousand during the 2009 period and $288 thousand during the 2008 period primarily due to higher cash balances on hand during 2008 as a result of our financing activities during the first quarter of 2008.
     Interest, Accretion and Other Expense
     Interest, accretion and other expense increased from $364 thousand during the 2008 period up to $1.5 million during the 2009 period. This was a result of increases in our redeemable debentures, construction note, and working capital line of credit between the two periods.
     Discontinued Operations
     We recorded losses from discontinued operations of $210 thousand related to operating costs of our Telogia plant prior to its sale during the February of 2009. These costs were primarily composed of payroll and utility expenses at the plant.
     Gain on Sale of Discontinued Operations
     We recorded a gain of $859 thousand on the sale of our Telogia plant during February of 2009.
     Net Loss
     We realized a net loss from continuing operations before noncontrolling interests of $9.2 million in the 2009 period compared to a net loss of $8.0 million during the 2008 period due to the increased operating losses at our BioFuels plant as well as impairment charges on our expired Port Sutton lease option which were partially offset by the decrease in stock compensation in the current period.
     Preferred Stock Dividends
     Dividends on our preferred stock were $250 thousand in the 2008 period versus $247 thousand in the 2009 period. The decrease was the result of the conversion of 400 shares of Series A Preferred Stock during March of 2009.
     Net Loss to Shareholders
     Our net loss to common stockholders was $8.7 million in the 2009 period versus $8.3 million in the 2008 period, primarily due to increased operating losses and depreciation expense at our BioFuels plant and impairments on our Port Sutton lease option which were partially offset by decreased stock compensation. Our net loss per share was $0.42 for both periods.
Liquidity and Capital Resources

Cash Flow and Working Capital

     As of March 31, 2009, we had cash and cash equivalents of approximately $1.2 million and a working capital deficit of $53.5 million as compared to cash and cash equivalents of $11.7 million and working capital of $20.4

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
million as of March 31, 2008. A significant component of our working capital deficit at March 31, 2009 was $42.9 million in non-recourse debt at our BioFuels location. This debt is non-recourse to GreenHunter Energy and is secured by certain assets at our biodiesel refinery. Changes in our cash and working capital during the quarter ended March 31, 2009 are described below.
Operating Activities
     During 2009, we used $3.0 million in operating activities versus $5.4 million during 2008. This decrease in cash used was principally due to the cost-cutting measures across the organization as well as temporarily suspending operations at our biodiesel refinery during the first quarter of 2009 until the capital markets and biodiesel markets improve.
     We continue to have no operating sources of income with which to pay our operating costs other than those revenues generated at our biodiesel refinery, and the use of those revenues are restricted under our credit agreement with a bank. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.
Financing Activities
     During the three months ended March 31, 2009, we provided cash of $573 thousand under our financing activities. These activities included issuing $1.7 million in redeemable debentures, payment of $137 thousand in deferred financing costs related to these debentures, and repayment of approximately $1.0 million under our notes payable. Details of these activities are described below:
     Notes Payable
     During 2008, we financed our annual insurance premiums in the amount of $1.6 million. This note bears interest at a fixed rate of approximately 3.84% and is payable in monthly installments through March 15, 2009. We paid the remaining balance of this note of approximately $421 thousand during the first quarter of 2009.
     9% Series B Senior Secured Redeemable Debentures
     During July 2008, we announced the offering of our 9% Series B Senior Secured Redeemable Debentures. These notes have a term of five years. These debentures are non-recourse to GreenHunter Energy and are secured by a second lien on our Mesquite Lake common stock. During the first quarter of 2009, we raised $1.6 million, net of selling expenses, under this program.
     Nonrecourse Term Loan and Working Capital Loan
     BioFuels has a credit agreement with a bank which provides for a $33.5 million construction/term loan facility and a $10 million working capital facility in connection with the development, construction and operation of our BioFuels campus. The construction/term loan portion of the facility is for a term of six years and the working capital facility revolves annually upon conversion of the construction loan to a term loan. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options. During 2009, we made repayments of $564 thousand under the construction/term loan facility. During March 2009, we determined that we were not in compliance with certain covenants of the credit agreement and have accordingly classified the entire balance due as a current liability. We are currently in discussions with the lender regarding remedies for this situation with a proposed amendment to the existing credit agreement.
Investing Activities and Future Requirements
     Capital Expenditures
     During 2009, we invested approximately $358 in capital expenditures, which was primarily comprised of a glycerin desalting project at our BioFuels campus.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
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
     Wind Energy
     Wind Energy is pursuing financing for approximately $65 million in 2009 to construct a wind farm project in Texas. This capital budget includes the purchase of the wind turbine equipment.
     Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.
     Consulting Agreement with former owner of Mesquite Lake
     We have granted the former owner of Mesquite Lake the non-exclusive right to represent us in the location and development of renewable energy projects. This individual shall be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects in exchange for a quarterly fee of $98 thousand. The quarterly payments began June 30, 2007 and are scheduled to continue every quarter thereafter until the last payment is due on March 31, 2012. During the fourth quarter of 2008, we suspended these payments to this individual pending resolution of a contractual dispute regarding the validity of the existing air permits that were in place at Mesquite Lake on the date of our acquisition. As of March 31, 2009, we have accrued $294 thousand in fees related to this contract.
     Port Sutton
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and a ceiling of $25. These shares will be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we will issue an additional 80,000 up to an additional 140,351 shares. This lease option expired during April 2009.
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

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     At March 31, 2009, we had a working capital deficit of approximately $53.5 million, which includes $42.9 million in debt that is non-recourse to GreenHunter Energy, Inc., and we did not have significant cash flows from any operating assets. We currently do not have sufficient cash reserves to meet our existing obligations or to fund operating and capital projects for fiscal year 2009, and we will not be able to rely on cash flows from our biodiesel refinery until market conditions for biodiesel improve dramatically. As a result, we will have to secure additional capital sources to provide for both working capital needs and any planned project development. While we believe that our Houston site will provide sufficient cash flows from tolling and terminal services to cover its obligations, we do not currently have any assurance that these cash flows will be sufficient to cover these obligations. We also were in technical default under our non-recourse working capital and construction notes payable as of March 31, 2009 and were unable to make the interest payments on our Series A Redeemable Debentures during April 2009. We will most likely default on these debentures during May 2009. These factors raise substantial doubt about our ability to continue as a going concern.
          We are in the process of seeking additional capital, particularly with respect to the development of our Mesquite Lake Biomass asset. We may also seek capital through issuance of common or preferred equity or equity-linked securities, project financing, joint venture projects, sales of certain projects, or strategic business combinations. We are also currently seeking an amendment agreement with the lender of our non-recourse notes payable which would cure our current technical default and other expected defaults and allow us time to either dispose of our Houston biodiesel assets in an orderly manner or arrange for alternative financing of the asset and its working capital needs. We also have been offered a insurance settlement of $10.75 million for property and business interruption claims at our Houston biodiesel refinery. We are currently in negotiation with our lender on the ultimate use of these funds.
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

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
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
Critical Accounting Policies and Other
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. (“GreenHunter”) and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC (“Wind Energy”), GreenHunter Mesquite Lake,

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
LLC (“Mesquite Lake”), GreenHunter BioFuels, Inc. (“BioFuels”), and Telogia Power, LLC (“Telogia”). The statements also include Haining City Wind Energy, LLC (“Haining”) which has a 15% noncontrolling interest and Wheatland Wind Power, LLC (“Wheatland”) which has a 70% noncontrolling interest. All significant intercompany transactions and balances have been eliminated.
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
Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During 2009, we recorded an impairment of $1.5 million related to our inability to pay the final lease option extension for our Port Sutton lease.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 “(SFAS 160”). SFAS 160 requires entities to report noncontrolling interests (formerly known as minority) as a component of shareholders’ equity on the balance sheet. We adopted SFAS 160 on January 1, 2009 which resulted in the presentation of our noncontrolling interests in Haining and Wheatland as a component of stockholders deficit rather than a non-current liability for all periods presented on our balance sheet.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 on January 1, 2009 did not have an impact on our consolidated condensed financial statements.
          In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated condensed financial statements.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
          In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 on January 1, 2009 did not have a material impact on our financial statements.
          In November 2008, the FASB issued EITF 08-6 Equity Method Investment Accounting Considerations (“EITF 08-6”). This Issue states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance should be recognized in earnings. Previous to this Issue, changes in equity for both issuances and repurchases were recognized in equity. EITF 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 08-6 on January 1, 2009 did not have an impact on our financial statements.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through March 31, 2009.
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
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future, we may enter into interest rate derivatives to change portions of our debt from floating to fixed. At March 31, 2009, we carried approximately $42.9 million in variable rate debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
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
     We have been served with this lawsuit and we have responded to Orion’s first set of discovery requests and have requested our own sets of discovery. Depositions are being scheduled at this time. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit. We believe this litigation will result in a favorable outcome to GreenHunter.
     Bioversel
     On September 24, 2008, Bioversel, Inc. (“Bioversel”) brought suit against GreenHunter BioFuels, Inc. alleging that BioFuels has repudiated its biodiesel tolling agreement, as amended, with Bioversel. Bioversel has alleged breach of contract, fraud and conversion regarding our ability to process feedstock into biodiesel under the contract.
     We have been served with this lawsuit and we have responded to Bioversel’s first set of discovery requests and have requested our own sets of discovery. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit and have filed a countersuit against plaintiff for failure to make payments to us under the contract. We are currently unable to estimate the loss, if any, related to this lawsuit.
     Jacob Stern
     Jacob Stern & Sons, Inc. (“Jacob Stern”) brought suit against GreenHunter BioFuels, Inc. on February 19, 2009 alleging that we breached two separate contracts for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that a contractual agreement was ever entered into between the parties.
     We have been served with this lawsuit but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
     Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. We have denied that the alleged amount is due in full.
     We have been served but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit but believes we will ultimately be responsible for approximately 80% of the claim and have recorded this contingency as a current liability.
     Gavilon
     Gavilon brought an arbitration claim against GreenHunter BioFuels, Inc. during May 2009 alleging that we breached a contract for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that a contractual agreement was ever entered into between the parties.
We have been served with this lawsuit but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases made by us during the three months ended March 31, 2009, of our common stock.

			(c)
			Total Number of
			Shares Purchased	(d)
			as Part of a	Maximum Number
			Publicly	of Shares that May
	(a)	(b)	Announced	Yet be Repurchased
	Total Number of	Average Price Paid	Repurchase	Under the Plan or
Period	Shares Purchased	per Share	Program	Program

January 1 through January 31, 2009	—		—	410,600
February 1 through February 28, 2009	—	$—	—	410,600
March 1 through March 31, 2009	—	$—	—	410,600

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
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

GreenHunter Energy, Inc.

Date: May 27, 2009	By:	/s/ Gary C. Evans

Gary C. Evans
Chairman, President and Chief Executive Officer

Date: May 27, 2009	By:	/s/ David S. Krueger

David S. Krueger
Vice President, and Chief Financial Officer