Form 10-Q
period 2009-06-30
GreenHunter Energy, Inc.
filed 2009-08-14
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2009: 22,138,876 shares of Common Stock, par value $0.001 per share.

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,409	$676,636
Restricted cash	3,998,651	342,653
Accounts receivable, net of allowance of $203,678 and $542,965, respectively	7,441,289	4,475,670
Inventory	847,751	6,137,780
Prepaid expenses and other current assets	1,232,658	943,135
Assets held for sale — current	—	53,555

Total current assets	13,551,758	12,629,429

FIXED ASSETS:
Land and improvements	4,732,095	5,394,866
Buildings	3,100,621	3,100,621
Plant and other equipment	47,748,978	45,521,460
Accumulated depreciation	(4,989,069)	(2,855,250)
Construction in progress	10,696,899	11,934,854

Net fixed assets	61,289,524	63,096,551

OTHER ASSETS:
Assets held for sale	—	4,887,945
Deferred financing costs	3,170,346	3,720,893
Other noncurrent assets	7,968,922	9,404,152

Total assets	$85,980,550	$93,738,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$307,662	$507,102
Current portion of notes payable, nonrecourse	42,433,584	6,761,417
Accounts payable	13,350,748	16,020,538
Dividends payable	225,639	250,000
Accrued liabilities	5,560,543	5,254,965
Liabilities associated with assets held for sale	—	2,224,447

Total current liabilities	61,878,176	31,018,469

NON-CURRENT LIABILITIES:
Notes payable	3,029,879	3,062,642
Notes payable, nonrecourse, less current portion	—	36,738,583
Redeemable debentures, net of discount of $1,247,274 and $1,485,006, respectively	25,088,682	23,139,057
Liabilities associated with assets held for sale, non-current	—	74,319

Total long-term liabilities	28,118,561	63,014,601

COMMITMENTS AND CONTINGENCIES (Notes 6, 12, & 13)

STOCKHOLDERS’ DEFICIT:
Series A 8% convertible preferred stock, $.001 par value, $1,040 and $1,000 stated value, respectively, 6,750 and 12,500 issued and outstanding, respectively	7,220,000	12,500,000
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 issued and outstanding	10,575,000	10,575,000
Common stock, $.001 par value, 90,000,000 authorized shares, 22,138,876 and 20,988,876 issued, respectively	22,139	20,989
Additional paid-in capital	87,014,177	81,100,216
Accumulated deficit	(107,776,266)	(103,478,564)
Treasury stock, at cost, 44,436 shares	(678,538)	(678,538)
Noncontrolling interest in consolidated subsidiaries	(166,786)	(107,290)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ deficit	(4,016,187)	(294,100)

Total liabilities and stockholders’ deficit	$85,980,550	$93,738,970

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2009	2008	2009	2008
REVENUE:
Product sales	$1,521,673	$186,375	$4,378,575	$316,152
Terminal revenues	195,802	281,733	362,821	329,733
Processing revenue	—	—	165,697	—

Total revenue	1,717,475	468,108	4,907,093	645,885

COSTS AND EXPENSES (RECOVERIES):
Cost of sales and services	2,064,586	1,038,294	7,483,793	1,189,799
Hurricane repairs and losses (insurance proceeds)	(9,340,979)	—	(10,835,557)	—
Project costs	69,913	119,902	196,946	194,234
Depreciation expense	1,082,617	98,739	2,146,065	187,146
Selling, general and administrative	1,385,936	5,849,201	5,583,146	13,666,182
Loss on asset impairments	—	—	1,651,161	—

Total costs and expenses (recoveries)	(4,737,927)	7,106,136	6,225,554	15,237,361

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	6,455,402	(6,638,028)	(1,318,461)	(14,591,476)

OTHER INCOME (EXPENSE):
Interest and other income	73,244	180,997	109,889	468,747
Interest, accretion and other expense	(1,554,341)	(615,612)	(3,009,379)	(979,574)

Total other income (expense)	(1,481,097)	(434,615)	(2,899,490)	(510,827)

Income (loss) from continuing operations before noncontrolling interest	4,974,305	(7,072,643)	(4,217,951)	(15,102,303)

Noncontrolling Interest	15,895	—	59,496	—

Income (loss) from continuing operations	4,990,200	(7,072,643)	(4,158,455)	(15,102,303)
Gain (loss) on sale of discontinued operations	(309,725)	—	549,029	—
Loss from discontinued operations, net of taxes	(5,649)	—	(215,304)	—

Net Income (Loss)	4,674,826	(7,072,643)	(3,824,730)	(15,102,303)
Preferred stock dividends	(225,639)	(250,000)	(472,972)	(500,000)

Net income (loss) to common stockholders	$4,449,187	$(7,322,643)	$(4,297,702)	$(15,602,303)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.22	$(0.37)	$(0.22)	$(0.79)

Income (loss) from discontinued operations	$(0.01)	$—	$0.02	$—

Net income (loss) per share	$0.21	$(0.37)	$(0.20)	$(0.79)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.37)	$(0.22)	$(0.79)

Income (loss) from discontinued operations	$—	$—	$0.02	$—

Net income (loss) per share	$0.13	$(0.37)	$(0.20)	$(0.79)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 TO JUNE 30, 2009

				Additional				Unearned	Total
	Series A	Series B	Common	Paid in	Noncontrolling	Accumulated	Treasury	Shares in	Equity
	Preferred Stock	Preferred Stock	Stock	Capital	Interest	Deficit	Stock	KSOP	(Deficit)
BALANCE, January 1, 2009	$12,500,000	$10,575,000	$20,989	$81,100,216	$(107,290)	$(103,478,564)	$(678,538)	$(225,913)	$(294,100)

Transfer accumulated preferred dividends to stated value	484,000	—	—	—	—	—	—	—	484,000
Issue 42,797 warrants on Series B Debentures	—	—	—	942	—	—	—	—	942
Stock compensation	—	—	—	136,836	—	—	—	—	136,836
Conversion of 5,750 preferred shares into 1,150,000 common shares	(5,764,000)	—	1,150	5,776,183	—	—	—	—	13,333
Dividends on preferred stock	—	—	—	—	—	(472,972)	—	—	(472,972)
Net loss	—	—	—	—	(59,496)	(3,824,730)	—	—	(3,884,226)

BALANCE, June 30, 2009	$7,220,000	$10,575,000	$22,139	$87,014,177	$(166,786)	$(107,776,266)	$(678,538)	$(225,913)	$(4,016,187)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,824,730)	$(15,102,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,146,065	187,146
Noncash stock compensation	136,836	8,075,291
Amortization of deferred financing costs	688,498	143,427
Non-cash asset impairment	1,651,161	—
Noncontrolling interest	(59,496)	—
Gain on sale of assets	(539,967)	(74,677)
Accretion of discount	238,675	85,399
Changes in certain assets and liabilities:
Accounts receivable	(2,600,069)	(317,329)
Inventory	5,290,029	(14,016,066)
Prepaid and other expense	(292,440)	(2,336,743)
Accounts payable	(4,044,650)	(953,468)
Accrued liabilities	354,468	3,918,646

Net cash used in operating activities	(855,620)	(20,390,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(3,655,998)	(591,971)
Proceeds from sale of assets	4,349,448	87,517
Additions to fixed assets	(706,951)	(34,947,945)
Increase in other assets	(45,931)	(5,325,218)

Net cash used in investing activities	(59,432)	(40,777,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from stock and warrant issuance	—	99,375
Loan common stock to KSOP	—	(77,854)
Commissions and fees paid on stock issuance	—	(3,045)
Gross proceeds from redeemable debenture issuance	1,711,892	13,705,858
Increase in notes payable	221,560	47,383,772
Payment of notes payable	(1,525,676)	(7,363,182)
Payment of deferred financing costs	(137,951)	(1,713,512)
Preferred dividends paid in cash	—	(500,000)

Net cash provided by financing activities	269,825	51,531,412

CHANGE IN CASH	(645,227)	(9,636,882)

CASH, beginning of period	676,636	18,750,394

CASH, end of period	$31,409	$9,113,512

Cash paid for interest	$1,790,871	$812,521

NONCASH TRANSACTIONS:
KSOP company match in stock	$—	$104,233

Warrants issued on debentures	$—	$1,677,622

Notes payable exchanged for stock	$—	$1,874,989

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, are unaudited. The December 31, 2008 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2009, and the results of operations for the three and six month periods ended June 30, 2009 and 2008, changes in stockholders’ equity for the six months ended June 30, 2009, and cash flows for the six month periods ended June 30, 2009 and 2008.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2008 Form 10-K. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the operating results that will occur for the full year.
     The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.
Current Plan of Operations and Ability to Operate as a Going Concern
     As of June 30, 2009, we had a working capital deficit of $48.3 million which includes $42.4 million of non-recourse notes payable due by a wholly-owned subsidiary. The non-recourse notes payable are included in current liabilities due to the fact that we were in technical default of certain covenants related to these notes at June 30, 2009. We have continued to experience substantial losses from operations. These factors raise substantial doubt about our ability to continue as a going concern.
     Our financial position has been adversely affected by continued pricing decreases across energy markets, the overall deterioration across all capital markets, as well as damages and lost production time at our biodiesel refinery as a result of Hurricane Ike. A substantial drop in market prices of both biodiesel and our feedstock inventories has adversely impacted our inventory values and resulting working capital positions. We were in technical default under our working capital and construction notes payable (non-recourse to GreenHunter Energy, Inc.) as of June 30, 2009, and we also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April through June 2009 and we were late in paying the interest on our Series B Redeemable Debentures during May and June 2009. See Note 13 — Subsequent Events for additional information.
          Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating and capital expenditure requirements for the refining and marketing business. We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating and capital purposes for the next twelve months. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the return of operations at our Houston biodiesel refinery, development of our Mesquite Lake biomass plant, and corporate overhead.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
          On June 25, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until November 15, 2009. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009, escrowed an additional $500 thousand principal payment for its scheduled payment date, escrowed all interest due on the loan through November 15, 2009, and postponed the repayment of the balance of its loans until November 15, 2009. All remaining funds due from insurance proceeds will be used at GreenHunter BioFuels to fund existing working capital requirements.
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
          We were unable to bring the biodiesel refinery through demonstration of final completion standards to the satisfaction of the project lender, causing technical default on one of the covenants of our construction note. If we are able to obtain adequate financing, we intend to make capital improvements intended to improve reliability, product yield and operating efficiency as well as to construct a glycerin refinery that should allow for additional profit margins at the plant.
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
     We currently have ongoing business initiatives at GreenHunter in wind through GreenHunter Wind Energy, LLC (“Wind Energy”) and Wheatland Wind Power, LLC (“Wheatland”), in biodiesel, methanol, and terminalling operations through GreenHunter BioFuels, Inc. (“BioFuels”), and in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”).
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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
     On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008 but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. The biomass plant is intended to ultimately sell electricity under the provisions of a power purchase agreement currently being negotiated with a California based public utility company.
     On August 29, 2008, we acquired an existing 14 MW (nameplate capacity) wood waste-fired biomass power plant located in Telogia, Florida. The biomass power plant, Telogia Power, LLC, and an associated entity, Telogia Power Unit #2, LLC, (collectively, “Telogia”), were acquired from a privately-held power plant operator. Due to financial constraints, as a result of hurricane damage at our BioFuels facility and the global capital market deterioration, we began marketing our Telogia plant for resale during the fourth quarter of 2008 and completed the divestiture during February 2009 which resulted in a gain of $549 thousand. See note 13 — Subsequent Events for additional information.
     Our Wind Energy segment remains in the development stage. We continue to hold existing rights to potential wind energy farm locations in Texas, Wyoming, California, and Montana and to operate and gather data produced from wind measurement equipment located on these sites.
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
Income or Loss Per Share
     Basic income or loss per common share is net income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from in-the-money stock options and warrants, and convertible debentures and preferred stock. Options and warrants to purchase 4,907,331 and 6,251,745 shares, respectively, as of June 30, 2009 were not included in the calculation of diluted earnings per common share for the three month period ended June 30, 2009 because these options were out-of-the-money. Out-of-the-money options and warrants had average exercise prices of $9.17 and $23.98 as of June 30, 2009, respectively. We did not include the potentially dilutive securities for the six month period ended June 30, 2009 of 30,948,912 and 14,968,786 for the three and six month periods ended June 30, 2008 because to include them would be anti-dilutive due to our net loss during those periods.
     The computations of basic and diluted income or loss per common share are as follows:

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	For the Three Months Ended June 30,
	2009		2008
	Income	Shares *	Income	Shares *
Income (loss) from continuing operations	$4,990,200		$(7,072,643)
Less: Preferred stock dividends	(225,639)		(250,000)

Earnings available to common stockholders	$4,764,561	21,296,822	$(7,322,643)	19,885,486

Basic income (loss) per common share	$0.22		$(0.37)

Earnings available to common stockholders	$4,764,561	21,296,822	$(7,322,643)	19,885,486
Dilutive Securities:
Stock options	—	45,580	—	—
Debentures	487,170	16,835,836	—	—
Preferred stock	225,639	2,854,000	—	—

Diluted	$5,477,370	41,032,238	$(7,322,643)	19,885,486

Diluted income (loss) per common share	0.13		(0.37)

*	Weighted-average common shares outstanding

	For the Six Months Ended June 30,
	2009		2008
	Income	Shares *	Income	Shares *
Income (loss) from continuing operations	$(4,158,455)		$(15,102,303)
Less: Preferred stock dividends	(472,972)		(500,000)

Earnings available to common stockholders	$(4,631,427)	21,116,920	$(15,602,303)	19,854,370

Basic income (loss) per common share	$(0.22)		$(0.79)

Earnings available to common stockholders	$(4,631,427)	21,116,920	$(15,602,303)	19,854,370
Dilutive Securities:
Stock options	—	—	—	—
Debentures	—	—	—	—
Preferred stock	—	—	—	—

Diluted	$(4,631,427)	21,116,920	$(15,602,303)	19,854,370

Diluted income (loss) per common share	(0.22)		(0.79)

*	Weighted-average common shares outstanding
Note 2. Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaced the current standard on business combinations and significantly changed the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
interests) rather than just the portion attributable to the acquirer. The statement also results in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. We adopted SFAS 141R January 1, 2009. Its adoptions did not affect our financial statements.
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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 in June 30, 2009 did not have an impact on our financial statements.
Note 3. Discontinued Operations
     We completed the sale of the Telogia plant during February 2009 for total proceeds of approximately $4.6 million which consisted of $4.5 million in cash received and $56 thousand in holdbacks, net of post-closing adjustments of $310 thousand, due from the buyer one year from the date of the sale. We recorded a gain of approximately $549 thousand on the disposal. See footnote 13 — Subsequent Events.
     The following table provides summarized income statement information related to Telogia’s discontinued operations for the six months ended June 30, 2009:

Sales and other revenues from discontinued operations	$—
Operating expenses from discontinued operations	(215,652)
Other income from discontinued operations	348

Net loss from discontinued operations	$(215,304)

Note 4. Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During 2009, we recorded an impairment of $1.5 million related to our inability to pay the final lease option extension for our Port Sutton lease and impairment of $170 thousand on equipment due to a reduction in value. No other impairments were considered necessary at June 30, 2009.
Note 5. Inventories
     Our finished goods inventories consist of processed methanol and biodiesel, and our raw materials inventory includes contaminated methanol, animal fat, process chemicals, and vegetable oil feedstocks to be processed by our Houston facility. Our inventories at June 30, 2009 consisted of the following:

Finished goods	$196,721
Work in process	736,846
Raw materials	821,222
Valuation allowance	(907,038)

$847,751

Note 6. Notes Payable
     Notes Payable at June 30, 2009 consisted of the following:

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

Long-Term Debt:
Note payable due February 2, 2010, 6.1%	$221,560
Note payable due November 31, 2017, 5.7%	3,115,981
Non-recourse construction facility, 7.0% at June 30, 2009	32,433,584
Non-recourse working capital line of credit, 7.0% at June 30, 2009	10,000,000
10% Series A Senior Secured Redeemable Debentures, net of $1,201,950 discount	19,832,198
9% Series B Senior Secured Redeemable Debentures, net of $45,324 discount	5,256,484

70,859,807
Less: current portion	(42,741,246)

Total Long-Term Debt	$28,118,561

Note Payable
     During May 2009, we financed a portion of our annual insurance premiums for our Houston refinery in the amount of $221,560. The note bears interest at a fixed rate of 6.1% and is payable in monthly installments through February 2, 2010.
Non-recourse Notes Payable
          During March 2009, we determined we were not in compliance with certain covenants of our non-recourse construction loan and non-recourse working capital line of credit at BioFuels. Accordingly, we have classified the entire amounts due under both of these agreements as current liabilities at June 30, 2009. On June 25, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until November 15, 2009. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009, escrowed an additional $500 thousand principal payment for its scheduled payment date, escrowed all interest due on the loan through November 15, 2009, and postponed the repayment of the balance of its loans until November 15, 2009. All remaining funds due from insurance proceeds will be used at GreenHunter BioFuels to fund existing working capital requirements.
     These loans are non-recourse to GreenHunter Energy and are fully secured by certain assets at our BioFuels refinery.
10% Series A Senior Secured Redeemable Debentures (Nonrecourse to GreenHunter Energy)
     During April, May, and June 2009, we were unable to make the interest payment on these debentures. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
9% Series B Senior Secured Redeemable Debentures(Nonrecourse to GreenHunter Energy)
     During May and June 2009, we were unable to make the interest payment on these debentures. However, see Note 13 — Subsequent Events. These debentures are non-recourse to GreenHunter Energy and are secured by a second lien on our ownership interest in GreenHunter Mesquite Lake, Inc. common stock.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
Note 7. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock, KSOP, and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2008	23,075	20,988,876	44,436	15,200	6,208,948

Conversion of Series A Preferred Shares	(5,750)	1,150,000
Issue warrants on 9% Series B Redeemable Debentures issuances					42,797

June 30, 2009	17,325	22,138,876	44,436	15,200	6,251,745

Preferred Stock
     During March 2009, the holders of 400 shares of our Series A Preferred Stock elected to convert their preferred shares into common shares. We issued 80,000 shares of common stock upon the conversion.
     During April 2009, the holders of 350 shares of our Series A Preferred Stock elected to convert their preferred shares into common shares. We issued 70,000 shares of common stock upon the conversion.
     During June 2009, the holders of 5,000 shares of our Series A Preferred Stock elected to convert their preferred shares into common shares. We issued 1,000,000 shares of common stock upon the conversion.
     We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2008 and March 31, 2009. In accordance with the terms of this preferred stock, accrued dividends of $484 thousand were added to the stated value of the preferred stock. This additional $484 thousand in stated value will accrue dividends at a 10% rate. We have $226 thousand in accrued dividends payable on our balance sheet related to the Series A Preferred Stock for the quarter ended June 30, 2009.
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
Note 9. Stock-Based Compensation
     SFAS No. 123R, Share-based Payment, applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value approach of those equity instruments. Under SFAS 123R, we are required to follow a fair value

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.
     We recognized a total of ($554,419), $2,422,933, $136,836, and $8,075,291 of share-based compensation expense in our condensed consolidated statement of operations for the three month periods ended June 30, 2009 and 2008, and six month periods ended June 30, 2009 and 2008, respectively, associated with stock options granted through those dates. As of June 30, 2009, there was $1.8 million of total unrecognized compensation cost related to the unvested shares associated with these stock option grants which will be recognized over a weighted-average period of 2.52 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon exercise of the stock options.
     The following is a summary of stock option activity during the period ended June 30, 2009.

	Number	Weighted	Aggregate
	of	average	Intrinsic Value*
	Shares	Exercise Price	($000’s)
Outstanding — Beginning of Year	5,629,500	$9.88	—
Granted	100,000	$.97	—
Exercised	—		—
Cancelled	722,169	$14.67	—

Outstanding — End of Period	5,007,331	$8.99	—

Exercisable — End of Period	4,474,995	$8.39	$—

*	The Aggregate Intrinsic Value was calculated using the June 30, 2009 stock price of $2.04.
     The following is a summary of stock options outstanding at June 30, 2009:

	Number of	Weighted Average	Number of
	Options	Remaining Contractual	Exercisable
Exercise Price	Outstanding	Life (Years)	Options
$.97	100,000	9.93	—
$5.00	3,247,000	7.88	3,247,000
$7.50	33,333	8.27	33,333
$10.00	248,333	8.41	171,665
$10.12	10,000	9.28	—
$12.00	6,500	8.49	5,500
$13.66	3,000	9.01	3,000
$17.76	100,000	8.62	50,000
$18.00	16,667	8.70	16,667
$18.91	1,107,498	8.63	887,830
$19.75	13,333	8.81	13,333
$20.02	25,000	8.97	—
$20.64	75,000	8.94	25,000
$22.75	21,667	8.87	21,667

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
Note 10. Related Party Transactions
     During the periods ending June 30, 2009 and 2008, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $131 thousand and $172 thousand for the respective periods in 2009 and 2008.
Note 11. Segment Data
     We currently have three reportable segments: BioFuels, Wind Energy, and BioMass. Each of our segments is a strategic business unit that offers different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. With the exception of our BioFuels segments, all of our segments are still in development stages with no significant operations.
     During 2008, we completed building and began commissioning a 105 million gallon per year biodiesel refinery at our renewable fuels campus located in Houston, Texas which contains terminal operations and 638 thousand barrels of product storage as well as the ability to process up to 18 million gallons per year of contaminated methanol. This segment had revenues from methanol processing and terminal storage during the first half of 2008 and revenues from biodiesel sales and terminal storage during the first half of 2009.
     Our Wind Energy segment is currently in the development stage. We have three wind projects that we are developing which are located in California, Texas, and Montana and we are also participating in a wind project development located in Wyoming. All of these projects are currently in various stages of environmental impact studies, meteorological evaluations, permit requests and various other regulatory approvals and processes.
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
          Segment data for the three and six month periods ended June 30, 2009 and 2008 are as follows:

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	For the Three Months Ended June 30, 2009
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$1,717,475	$1,717,475
Total Operating Costs (recoveries)	(449,941)	27,753	42,160	(6,826,452)	(7,206,480)
Depreciation expense	46,456	—	22,233	1,013,928	1,082,617
Selling, general and administrative	204,764	236,735	246,832	697,605	1,385,936

Operating income (loss)	198,721	(264,488)	(311,225)	6,832,394	6,455,402
Other income and (expense)	(796,730)	339	—	(684,706)	(1,481,097)

Income (loss) from continuing operations before noncontrolling interest	$(598,009)	$(264,149)	$(311,225)	$6,147,688	$4,974,305

Total Assets	$13,902,030	$15,333,569	$1,302,464	$55,442,487	$85,980,550

Capital Expenditures	$—	$—	$—	$348,986	$348,986

	Quarter Ended
	For the Three Months Ended June 30, 2008
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$468,108	$468,108
Total Operating Costs	—	—	119,902	1,038,294	1,158,196
Depreciation expense	42,813	—	10,942	44,984	98,739
Selling, general and administrative	4,198,603	183,763	301,212	1,165,623	5,849,201

Operating income (loss)	(4,241,416)	(183,763)	(432,056)	(1,780,793)	(6,638,028)
Other income and (expense)	(522,613)	—	(3,727)	91,725	(434,615)

Loss from continuing operations before noncontrolling interest	$(4,764,029)	$(183,763)	$(435,783)	$(1,689,068)	$(7,072,643)

Total Assets	$23,817,787	$7,336,027	$703,740	$77,179,756	$109,037,310

Capital Expenditures	$99,440	$1,206,003	$121,631	$20,244,321	$21,671,395

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	For the Six Months Ended June, 2009
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$4,907,093	$4,907,093
Total Operating Costs (recoveries)	(449,941)	28,309	168,637	(2,901,823)	(3,154,818)
Depreciation expense	94,296	—	46,104	2,005,665	2,146,065
Loss on asset impairments	1,651,161	—	—	—	1,651,161
Selling, general and administrative	2,621,351	399,711	530,047	2,032,037	5,583,146

Operating income (loss)	(3,916,867)	(428,020)	(744,788)	3,771,214	(1,318,461)
Other income and (expense)	(1,581,736)	7,878	(75)	(1,325,557)	(2,899,490)

Income (loss) from continuing operations before noncontrolling interest	$(5,498,603)	$(420,142)	$(744,863)	$2,445,657	$(4,217,951)

Total Assets	$13,902,030	$15,333,569	$1,302,464	$55,442,487	$85,980,550

Capital Expenditures	$2,463	$(12,825)	$—	$717,313	$706,951

	For the Six Months Ended June 30, 2008
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$645,885	$645,885
Total Operating Costs	—	—	194,234	1,189,799	1,384,033
Depreciation expense	80,961	—	20,506	85,679	187,146
Selling, general and administrative	10,958,663	307,550	554,625	1,845,344	13,666,182

Operating income (loss)	(11,039,624)	(307,550)	(769,365)	(2,474,937)	(14,591,476)
Other income and (expense)	(650,669)	—	(2,840)	142,682	(510,827)

Loss from continuing operations before noncontrolling interest	$(11,690,293)	$(307,550)	$(772,205)	$(2,332,255)	$(15,102,303)

Total Assets	$23,817,787	$7,336,027	$703,740	$77,179,756	$109,037,310

Capital Expenditures	$463,713	$1,214,448	$160,764	$33,109,021	$34,947,946

Note 12. Commitments and Contingencies
     During 2007, we entered into an agreement with the former owner of the Mesquite Lake plant, which grants this entity the non-exclusive right to represent us in the location and development of renewable energy projects. In exchange for a quarterly fee of $98 thousand, this entity will be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects. We paid the first quarterly payment of $98 thousand during June 2007, and these payments were scheduled to continue each quarter until the final payment in June 30, 2012. During the fourth quarter of 2008, we suspended all payments to this entity pending resolution of a contractual dispute regarding the validity of certain air permits that were represented to be in place at Mesquite Lake at the date of our acquisition. As of June 30, 2009, we have accrued $392 thousand in fees related to this agreement.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and ceiling of $25. These shares will be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we will issue an additional minimum number of 80,000 shares up to a maximum number of 140,351 shares related to this acquisition.
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
     The Judge on this case has entered an order dismissing all of the GreenHunter entities from the lawsuit for lack of jurisdiction on July 29, 2009. See Note 13 — Subsequent Events for additional information.
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
     We have been served but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit but believe we will ultimately be responsible for not more than 80% of the claim and have recorded this contingency as a current liability.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
     Gavilon
     Gavilon brought an arbitration claim against GreenHunter BioFuels, Inc. during May 2009 alleging that we breached a contract for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that a contractual agreement was ever entered into or agreed to between the parties.
     We have been served with this lawsuit but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit.
     Steel Painters, Bridgefield Electrical Services, and Quality Contract Services
     Steel Painters, Bridgefield, and Quality have brought suit against GreenHunter BioFuels and GHE for failure to pay for goods and services rendered. GreenHunter Energy is seeking a dismissal for lack of a claim against it. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of these lawsuits.
     Shamrock Gulf
     Shamrock Gulf, LLC brought suit against GreenHunter BioFuels for failure to pay for goods and services rendered. GreenHunter BioFuels is seeking dismissal for lack of a claim against it. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit.
Note 13. Subsequent Events
     During July 2009, we paid the interest due for the months May and June on the Series B Debentures remediating the default as of June 30, 2009.
     During July 2009, we received $725 thousand in insurance proceeds in settlement of the property damage claim on the Telogia plant. $50 thousand of this settlement was escrowed to pay for expenses incurred by the plant purchaser post close.
     On July 29, 2009 the United States District Court in Kansas dismissed the lawsuit brought by Orion Ethanol, Inc. against GreenHunter Energy, GreenHunter BioFuels, Inc., GreenHunter BioPower, Inc.
     On July 30, 2009 we entered into a purchase and sale agreement to sell our Ocotillo wind project located in California for cash plus an additional amounts that will be determined in the future based on the amount of installed megawatts of power generation that is ultimately installed at the project site.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2008 and with the financial statements and accompanying notes included herein. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties (see “Forward-Looking Statements” above). Actual events or results may differ materially from those indicated in such forward-looking statements.
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
BioFuels
     We completed building and began operating a 105 million gallon per year (nameplate capacity) biodiesel refinery at our Houston BioFuels campus during 2008 as well as 638 thousand barrels of product bulk storage for our terminal operations. We also have the ability to process up to 18 million gallons per year of contaminated methanol (a chemical used in biodiesel production). We also plan to construct a 20 million gallon per year capacity glycerin (a byproduct of biodiesel manufacturing) refinery on site if additional financing can be obtained.
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
     If capital is available, we expect a technical grade glycerin project production unit to be completed and commissioned in 2009, and to have a glycerin distillation project which will produce US Pharmaceutical Grade Glycerin — Non Certified, in 2009 — also pending availability of funding for the glycerin project. All 638 thousand barrels of the Houston Terminal Project bulk storage tanks are presently erected. There remains some minor piping, pumps, instruments, containment and lighting repairs yet to be completed for final completion of the Houston terminal project.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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
BioMass
     In May 2007 we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in El Centro, California, which we began refurbishing during 2008. During 2008 we found that the existing air permit for the plant was not sufficient to support our planned operations, and we are currently going through a re-permitting process with the appropriate governmental agencies. Due to this lengthy process, we are able to incorporate a possible expansion of up to 7 megawatt (“MW”) as well as to terminate the existing power purchase agreement in order to pursue improved pricing for our output. Accordingly, we put this project on hold during the fourth quarter of 2008 while we go through the re-permitting process; we expect the new air permit to be issued in the latter half of 2009. We were successful at cancelling the prior existing power purchase agreement. We expect to execute a new power purchase agreement in the third quarter of 2009 and to resume construction sometime during the fourth quarter of 2009, assuming additional sources of funding are obtained.
Wind Energy
     Until April, 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to potential wind energy farm locations in Wyoming, Texas, California, and Montana and continue to operate and gather data produced from wind measurement equipment located on these sites. We also continue to seek additional potential development sites, particularly those that would be near our other renewable energy projects. The nature of these wind energy projects necessitates a longer term horizon than our other projects before they become operational, if ever.
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008:
     BioFuels Revenues
     For the quarter ended June 30, 2009, we had total revenues of $1.7 million, consisting of $1.5 million in biodiesel sales and terminal services of $196 thousand, including storage and material handling charges. Revenues in the prior year period consisted of $186 thousand in methanol sales and terminal revenues of $282 thousand.
     BioFuels Costs of Sales and Services
     For the quarter ended June 30, 2009, we had costs of sales and services of $2.1 million compared to $1.0 million during the quarter ended June 30, 2008. Our 2009 costs included $1.6 million of costs related to our inventory consumption and losses which includes a lower of cost or market impairment of $144 thousand related to decreases in the value of both our raw materials on hand and the biodiesel produced at the plant, and $1.5 million in costs, including feedstock and chemicals, which are directly related to the production of our biodiesel which was sold during the quarter. The remaining $441 thousand in costs of sales and services were related to our terminal operations and excess capacity while our refinery was operating, including utilities, direct labor and other production costs. The prior year cost of sales and services consisted of $819 thousand in material and freight costs and $219 thousand in operating expenses related to our terminal and methanol processing activities during the period.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
     Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $70 thousand in the 2009 period compared to $120 thousand in the 2008 period. The decrease is the result of the projects in Montana expiring in second quarter of 2009 and were not renewed.
     Hurricane repairs and losses
     We recorded a credit of $9.3 million to hurricane repairs and losses, during the second quarter of 2009 due to the settlement and accrual of insurance proceeds from property damage and business interruption claims as a result of Hurricane Ike.
     Depreciation Expense
     Depreciation expense was $1.1 million during the 2009 period compared to $99 thousand during the 2008 period; the increase was due primarily to depreciation on our biodiesel refinery and terminal which began during August 2008.
     Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was $1.4 million during the 2009 period versus $5.8 million during the 2008 period, a decrease of $4.4 million.
     Unallocated corporate SG&A decreased approximately $4.0 million between the two periods, decreasing from $4.2 million down to $205 thousand. Approximately $3.0 million of this decrease was due to the reversal of stock option expense of unvested options due to forfeitures. Salaries and personnel-related costs decreased $292 thousand, office related costs decreased $151 thousand, travel and marketing decreased $222 thousand, and professional fees decreased $360 thousand, all as a result of managements efforts to reduce operating costs.
     BioFuels SG&A decreased $468 thousand, down from $1.2 million during 2008 to $698 thousand during 2009. This decrease was primarily due to decreased operations at our BioFuels campus during the current quarter.
     BioMass SG&A was approximately $237 thousand during the 2009 period versus approximately $184 thousand during the 2008 period due to construction and planning of the Mesquite Lake biomass plant.
     Wind Energy SG&A decreased approximately $54 thousand, down to $247 thousand resulting from decreased new project related costs compared to 2008.
     Operating Income/Loss
     Our operating income was $6.5 million in the 2009 period versus a loss of $6.6 million in the 2008 period, due principally to insurance proceeds received and accrued totaling $10.8 million and reductions in stock compensation expense.
     Our BioFuels segment generated operating income of $6.8 million and loss of $1.8 million, respectively, during 2009 and 2008 due to insurance proceeds, increased revenues, and decreases in SG&A, as well as increased depreciation on the plant.
     Our Wind Energy segment generated an operating loss of $311 thousand during 2009 as compared to an operating loss of $432 thousand during 2008 due to decreased project related costs as a result of fewer active projects.
     Our BioMass segment generated operating losses of $264 thousand during 2009 and $184 thousand during 2008; the increase was due to increased SG&A costs related to the Mesquite Lake project.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
     Our unallocated corporate operating income was $199 thousand for the 2009 period, compared to an operating loss of $4.2 million during the 2008 period. The decrease was primarily due to decreases in our SG&A as a result of lower stock compensation expense and insurance proceeds received for assets damaged in Hurricane Ike.
     Interest and Other Revenues
     Interest and other revenues were $73 thousand during the 2009 period and $181 thousand during the 2008 period primarily due to higher cash balances on hand during 2008 as a result of our financing activities during the first quarter of 2008.
     Interest, Accretion and Other Expense
     Interest, accretion and other expense increased from $616 thousand during the 2008 period up to $1.6 million during the 2009 period. This was a result of increases in our redeemable debentures, construction note, and working capital line of credit between the two periods.
     Gain/Loss on Sale of Discontinued Operations
     We recorded a loss of $310 thousand in the current period on the sale of our Telogia plant which occurred during February of 2009 due to post-close adjustments.
     Income/Loss from Continuing Operations
     We realized income from continuing operations before noncontrolling interests of $5.0 million in the 2009 period compared to a loss of $7.1 million during the 2008 period due to the insurance proceeds, decreased operating losses at our BioFuels plant as well as the decrease in stock compensation expense in the current period.
     Preferred Stock Dividends
     Dividends on our preferred stock were $250 thousand in the 2008 period versus $226 thousand in the 2009 period. The decrease was the result of the conversion of 5,750 shares of Series A Preferred Stock between March and June of 2009.
     Net Income/Loss to Common Stockholders
     Our net income to common stockholders was $4.4 million in the 2009 period versus a net loss of $7.3 million in the 2008 period, primarily due to insurance proceeds received for claims resulting from Hurricane Ike and decreased stock compensation, which were partially offset by increases in depreciation expense, cost of sales and services, and interest expense.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008:
     BioFuels Revenues
     For the six months ended June 30, 2009, we had total revenues of $4.9 million, consisting of $4.4 million in biodiesel sales and terminal services of $363 thousand, including storage and material handling charges, and $166 thousand in processing revenue. Revenues in the prior year period consisted of $316 thousand in methanol sales and terminal revenues of $330 thousand.
     BioFuels Costs of Sales and Services
     For the six months ended June 30, 2009, we had costs of sales and services of $7.5 million compared to $1.2 million during the six months ended June 30, 2008. Our 2009 costs included $5.9 million of costs related to our inventory consumption and losses which includes a lower of cost or market impairment of $1.7 million related to decreases in the value of both our raw materials on hand and the biodiesel produced at the plant, and $4.2 million in costs, including feedstock and chemicals, which are directly related to the production of our biodiesel which was sold during the period. The remaining $1.6 million in costs of sales and services were related to our terminal operations and excess capacity while our refinery was operating, including utilities, direct labor and other

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
production costs. The prior year cost of sales and services consisted of $932 thousand in material and freight costs and $258 thousand in operating expenses.
     Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $197 thousand in the 2009 period compared to $194 thousand in the 2008 period. The slight increase is due to the acquisition of additional wind projects in Shanghai, China, Texas, and Wyoming during the second half of 2008.
     Hurricane repairs and losses
     We recorded a credit of $10.8 million to hurricane repairs and losses, for the six months ended June 30, 2009 due to the settlement and accrual of insurance proceeds from property damage and business interruption claims as a result of Hurricane Ike.
     Depreciation Expense
     Depreciation expense was $2.1 million during the 2009 period compared to $187 thousand during the 2008 period; the increase was due primarily to depreciation on our biodiesel refinery and terminal which began during August 2008.
     Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was $5.6 million during the 2009 period versus $13.7 million during the 2008 period, a decrease of $8.1 million.
     Unallocated corporate SG&A decreased approximately $8.4 million between the two periods, decreasing from $11 million down to $2.6 million. Approximately $7.9 million of this decrease was due to employee stock option expense fell to $137 thousand from $8.1 million; primarily as a result of options which were granted during the first half of 2008 which vested prior to 2009 or were forfeited during the first half of 2009. Office related costs decreased $82 thousand, travel and marketing decreased $264 thousand, and professional fees decreased $171 thousand, all as a result of managements efforts to reduce operating costs.
     BioFuels SG&A increased $187 thousand, up from $1.8 million during 2008 to $2.0 million during 2009. This increase was primarily due to increases in property taxes and the use of professional consultants at our BioFuels campus in the 2009 period.
     BioMass SG&A was approximately $400 thousand during the 2009 period versus approximately $308 thousand during the 2008 period due to construction and planning of the Mesquite Lake biomass plant.
     Wind Energy SG&A decreased approximately $25 thousand, down to $530 thousand resulting from decreased new project related costs compared to 2008.
     Operating Income/Loss
     Our operating loss was $1.3 million in the 2009 period versus a loss of $14.6 million in the 2008 period, due principally to insurance proceeds received and accrued totaling $10.8 million and decreases in stock compensation, offset by the increase in total revenue.
     Our BioFuels segment generated operating income of $3.8 million and loss of $2.5 million, respectively, during 2009 and 2008 due to insurance proceeds, increased revenues, and decreases in SG&A, as well as increased depreciation on the plant.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
     Our Wind Energy segment generated an operating loss of $745 thousand during 2009 as compared to an operating loss of $769 thousand during 2008 due to decreased project related costs as a result of fewer active projects in the later part of the 2009 period.
     Our BioMass segment generated operating losses of $428 thousand during 2009 and $308 thousand during 2008; the increase was due to increased SG&A costs related to the Mesquite Lake project.
     Our unallocated corporate operating loss was $3.9 million for the 2009 period, compared to an operating loss of $11.0 million during the 2008 period. The decrease was primarily due to decreases in our SG&A as a result of lower stock compensation expense and insurance proceeds received for assets damaged in Hurricane Ike.
     Interest and Other Revenues
     Interest and other revenues were $110 thousand during the 2009 period and $469 thousand during the 2008 period primarily due to higher cash balances on hand during 2008 as a result of our financing activities during the first quarter of 2008.
     Interest, Accretion and Other Expense
     Interest, accretion and other expense increased from $980 thousand during the 2008 period up to $3.0 million during the 2009 period. This was a result of increases in our redeemable debentures, construction note, and working capital line of credit between the two periods.
     Gain on Sale of Discontinued Operations
     We recorded a gain of $549 thousand in the current period on the sale of our Telogia plant which occurred during February of 2009.
     Loss from Continuing Operations
     We realized a loss from continuing operations before noncontrolling interests of $4.2 million in the 2009 period compared to a loss of $15.1 million during the 2008 period due to the insurance proceeds, decreased operating losses at our BioFuels plant as well as the decrease in stock compensation in the current period.
     Preferred Stock Dividends
     Dividends on our preferred stock were $500 thousand in the 2008 period versus $473 thousand in the 2009 period. The decrease was the result of the conversion of 5,750 shares of Series A Preferred Stock between March and June of 2009.
     Net Loss to Common Stockholders
     Our net loss to common stockholders was $4.3 million in the 2009 period versus a net loss of $15.6 million in the 2008 period, primarily due to insurance proceeds received for claims resulting from Hurricane Ike and decreased stock compensation, which were partially offset by increases in depreciation expense, cost of sales and services, loss on asset impairments, and interest expense.
Liquidity and Capital Resources

Cash Flow and Working Capital
     As of June 30, 2009, we had cash and cash equivalents of approximately $4.0 million and a working capital deficit of $48.3 million as compared to cash and cash equivalents of $9.7 million and working capital of $12.1 million as of June 30, 2008. A significant component of our working capital deficit at June 30, 2009 was $42.4 million in non-recourse debt at our BioFuels location. This debt is non-recourse to GreenHunter Energy and is

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
secured by certain assets at our biodiesel refinery. Changes in our cash and working capital during the quarter ended June 30, 2009 are described below.
Operating Activities
     During 2009, we used $856 thousand in operating activities versus $20.4 million during 2008. This decrease in cash used was principally due to the cost-cutting measures across the organization as well as suspending production operations at our biodiesel refinery during the first half of 2009 until the capital markets and biodiesel markets improve.
     We continue to have no operating sources of income with which to pay our operating costs other than those revenues generated at our biodiesel refinery, and the use of those revenues are restricted under our credit agreement with a bank. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.
Financing Activities
     During the six months ended June 30, 2009, we provided cash of $270 thousand from our financing activities. These activities included issuing $1.7 million in redeemable debentures, payment of $138 thousand in deferred financing costs related to these debentures, $222 thousand in borrowing on notes payable, and repayment of approximately $1.5 million under our notes payable. Details of these activities are described below:
     Notes Payable
     During 2008, we financed our annual insurance premiums in the amount of $1.6 million. This note beared interest at a fixed rate of approximately 3.84% and is payable in monthly installments through March 15, 2009. We paid the remaining balance of this note of approximately $421 thousand during the first quarter of 2009.
     During June 2009, we financed a portion of our annual insurance premiums in the amount of $222 thousand. This note bears interest at a fixed rate of 6.1% and is payable in monthly installments through February 2, 2010.
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
     Nonrecourse Term Loan and Working Capital Loan
          BioFuels has a credit agreement with a bank which provides for a $33.5 million construction/term loan facility and a $10 million working capital facility in connection with the development, construction and operation of our BioFuels campus. The construction/term loan portion of the facility is for a term of six years and the working capital facility revolves annually upon conversion of the construction loan to a term loan. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options. During 2009, we made repayments of $1.1 million under the construction/term loan facility. During March 2009, we determined that we were not in compliance with certain covenants of the credit agreement and have accordingly classified the entire balance due as a current liability. On June 25, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until November 15, 2009. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009, escrowed an

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
additional $500 thousand principal payment for its scheduled payment date, escrowed all interest due on the loan through November 15, 2009, and postponed the repayment of the balance of its loans until November 15, 2009. All remaining funds due from insurance proceeds will be used at GreenHunter BioFuels to fund existing working capital requirements.
Investing Activities and Future Requirements
     Capital Expenditures
     During the first six months of 2009, we invested approximately $707 thousand in capital expenditures, which was primarily comprised of a glycerin desalting project at our BioFuels campus.
     Forecast
     For 2009, we have not adopted a formal corporate capital expenditure budget due to our current lack of capital resources. We have formulated specific project budgets and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.
     BioFuels
     While we do not have a formal capital expenditure budget in place, we plan to seek financing for approximately $1.8 million in capital projects at our Houston campus. These projects would consist of $500 thousand for glycerin desalting, $360 thousand for a water wash system, $580 thousand for improvements to our process, and $330 thousand for other upgrades. If sufficient capital is available, we would also pursue completion of our glycerin refinery for a total cost of approximately $4 million. Currently, due to lack of operating capital and the current biodiesel market, we have temporarily shut-down biodiesel production and methanol processing, and laid off most of our BioFuels employees. We estimate that our Houston campus will be restricted to terminal storage activities for most of 2009.
     BioMass
     BioMass is seeking financing for approximately $24 million in capital expenditures in 2009 for refurbishment and expansion costs at the Mesquite Lake biomass facility in El Centro, California.
     Wind Energy
     Wind Energy is not currently planning on any capital expenditures in 2009 due to adverse economic conditions for wind projects.
     Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.
     Consulting Agreement with former owner of Mesquite Lake
     We have granted the former owner of Mesquite Lake the non-exclusive right to represent us in the location and development of renewable energy projects. This entity shall be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects in exchange for a quarterly fee of $98 thousand. The quarterly payments began June 30, 2007 and were scheduled to continue every quarter thereafter until the last payment is due on June 30, 2012. During the fourth quarter of 2008, we suspended these payments to this entity pending resolution of a contractual dispute regarding the validity of certain air permits that were represented to be in place at Mesquite Lake on the date of our acquisition. As of June 30, 2009, we have accrued $392 thousand in fees related to this contract.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
     Port Sutton
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and a ceiling of $25. These shares will be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we will issue an additional minimum number of 80,000 shares up to a maximum number of 140,351 shares. This lease option expired during April 2009.
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
     At June 30, 2009, we had a working capital deficit of approximately $48.3 million, which includes $42.4 million in debt that is non-recourse to GreenHunter Energy, Inc., and we did not have significant cash flows from any operating assets. We currently do not have sufficient cash reserves to meet our existing obligations or to fund operating and capital projects for fiscal year 2009, and we will not be able to rely on cash flows from our biodiesel refinery until market conditions for biodiesel improve dramatically. As a result, we will have to secure additional capital sources to provide for both working capital needs and any planned project development. While we believe that our Houston site will provide sufficient cash flows from tolling and terminal services to cover its obligations, we do not currently have any assurance that these cash flows will be sufficient to cover these obligations. We also were in technical default under our non-recourse working capital and construction notes payable as of June 30, 2009 and were unable to make the interest payments on our Series A Redeemable Debentures for the periods of April through June 2009 and we were late in paying the interest on our Series B Redeemable Debentures for May and June 2009. These factors raise substantial doubt about our ability to continue as a going concern.
          We are in the process of seeking additional capital, particularly with respect to the development of our Mesquite Lake Biomass asset. We may also seek capital through issuance of common or preferred equity or equity-linked securities, project financing, joint venture projects, sales of certain projects, or strategic business combinations. On June 25, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until November 15, 2009. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009, escrowed an additional $500 thousand principal payment for its scheduled payment date, escrowed all interest due on the loan through November 15, 2009, and postponed the repayment of the balance of its loans until November 15, 2009. All remaining funds due from insurance proceeds will be used at GreenHunter BioFuels to fund existing working capital requirements.
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

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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
     Additionally, our financial condition may be adversely impacted by delays in the completion of our production facilities. We have developed an ambitious timetable for completion of the financing, regulatory, design and engineering, and construction phases of our production facilities which is dependent upon the following factors: (i) how quickly we can obtain debt and equity-based capital required for the financing and construction of our production facilities; (ii) weather and seasonal factors that generally affect construction projects and (iii) construction delays or other events beyond our control. If it takes longer than we anticipate to complete the financing, obtain necessary permits, build the proposed production facilities, or achieve commercial operations at the facilities, our costs of capital could increase. We could also be forced to seek additional sources of capital and would lose the additional revenues related to the products to be produced at the facilities, each of which could harm our business and make it more difficult to service our debt obligations.
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

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces the current standard on business combinations and significantly changed the accounting and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement also results in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. We adopted SFAS 141R January 1, 2009. Its adoption did not affect our financial statements.
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

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 in June 30, 2009 did not have an impact on our financial statements.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through June 30, 2009.
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
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future, we may enter into interest rate derivatives to change portions of our debt from floating to fixed. At June 30, 2009, we carried approximately $42.4 million in variable rate debt.
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

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
Orion, for conflicts of interest and breaches of fiduciary duties in connection with his actions as such an officer and director.
     The Judge on this case has entered an order dismissing all of the GreenHunter entities from the lawsuit for lack of jurisdiction on July 29, 2009.
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
     We have been served but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit but believe we will ultimately be responsible for not more than 80% of the claim and have recorded this contingency as a current liability.
     Gavilon
     Gavilon brought an arbitration claim against GreenHunter BioFuels, Inc. during May 2009 alleging that we breached a contract for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that a contractual agreement was ever entered into or agreed to between the parties.
     We have been served with this lawsuit but have not yet formulated a response. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit.
     Steel Painters, Bridgefield Electrical Services, and Quality Contract Services
     Steel Painters, Bridgefield, and Quality have brought suit against GreenHunter BioFuels and GHE for failure to pay for goods and services rendered. GreenHunter Energy is seeking a dismissal for lack of a claim against it. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of these lawsuits.
     Shamrock Gulf
     Shamrock Gulf, LLC brought suit against GreenHunter BioFuels for failure to pay for goods and services rendered. GreenHunter BioFuels is seeking dismissal for lack of a claim against it. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases made by us during the six months ended June 30, 2009, of our common stock.

			(c)
			Total Number of
			Shares Purchased	(d)
			as Part of a	Maximum Number
			Publicly	of Shares that May
	(a)	(b)	Announced	Yet be Repurchased
	Total Number of	Average Price Paid	Repurchase	Under the Plan or
Period	Shares Purchased	per Share	Program	Program

January 1 through January 31, 2009	—		—	410,600
February 1 through February 28, 2009	—	$—	—	410,600
March 1 through March 31, 2009	—	$—	—	410,600
April 1 through April 30, 2009	—	$—	—	410,600
May 1 through May 31, 2009	—	$—	—	410,600
June 1 through June 30, 2009	—	$—	—	410,600

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2009
Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1****	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2****	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

4.4****	Certificate of Designations of 2008 Series B Convertible Preferred Stock

10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement

10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders

10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.

10.10***	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.11**	Subscription and Equity Transfer Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007

10.12**	Master Turbine Supply Agreement between GreenHunter Energy, Inc. and MingYang Wind Power Technology Co. LTD. et al., dated November 28, 2007

10.13*****	Amendment no. 1 to the Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-K, dated June 30, 2008

***	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

*****	Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009

†	Filed herewith

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.

Date: August 13, 2009	By:	/s/ Gary C. Evans Gary C. Evans
Chairman, President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ David S. Krueger

David S. Krueger
Vice President, and Chief Financial Officer