Form 10-Q
period 2009-09-30
GreenHunter Energy, Inc.
filed 2009-11-16
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009

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
☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2009: 22,138,876 shares of Common Stock, par value $0.001 per share.

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$764,525	$676,636
Restricted cash	4,575,045	342,653
Accounts receivable, net of allowance of $202,585 and $542,965, respectively	405,532	4,475,670
Inventory	590,327	6,137,780
Prepaid expenses and other current assets	1,032,778	943,135
Assets held for sale — current	—	53,555

Total current assets	7,368,207	12,629,429

FIXED ASSETS:
Land and improvements	4,732,095	5,394,866
Buildings	3,100,621	3,100,621
Plant and other equipment	47,703,129	45,521,460
Accumulated depreciation	(6,045,617)	(2,855,250)
Construction in progress	10,698,817	11,934,854

Net fixed assets	60,189,045	63,096,551

OTHER ASSETS:
Assets held for sale	—	4,887,945
Deferred financing costs	2,906,278	3,720,893
Other noncurrent assets	8,271,261	9,404,152

Total assets	$78,734,791	$93,738,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$281,501	$507,102
Current portion of notes payable, nonrecourse	37,931,084	6,761,417
Accounts payable	11,998,313	16,020,538
Dividends payable	—	250,000
Accrued liabilities	7,380,217	5,254,965
Liabilities associated with assets held for sale	—	2,224,447

Total current liabilities	57,591,115	31,018,469

NON-CURRENT LIABILITIES:
Notes payable	3,006,078	3,062,642
Notes payable, nonrecourse, less current portion	—	36,738,583
Redeemable debentures, net of discount of $1,247,274 and $1,485,006, respectively	25,188,765	23,139,057
Liabilities associated with assets held for sale, non-current	—	74,319

Total long-term liabilities	28,194,843	63,014,601

COMMITMENTS AND CONTINGENCIES (Notes 6, 12, & 13)

STOCKHOLDERS’ DEFICIT:
Series A 8% convertible preferred stock, $.001 par value, $1,125 and $1,000 stated value, respectively, 6,750 and 12,500 issued and outstanding, respectively	7,592,389	12,500,000
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 issued and outstanding	10,575,000	10,575,000
Common stock, $.001par value, 90,000,000 authorized shares, 22,138,876 and 20,988,876 issued, respectively	22,139	20,989
Additional paid-in capital	86,755,648	81,100,216
Accumulated deficit	(111,299,234)	(103,478,564)
Treasury stock, at cost, 22,412 and 44,436 shares, respectively	(336,285)	(678,538)
Noncontrolling interest in consolidated subsidiaries	(134,911)	(107,290)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ deficit	(7,051,167)	(294,100)

Total liabilities and stockholders’ deficit	$78,734,791	$93,738,970

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE:
Product sales	$238,640	$312,747	$4,617,215	$628,899
Terminal revenues	165,046	18,740	527,867	348,473
Processing revenue	—	—	165,697	—

Total revenue	403,686	331,487	5,310,779	977,372

COSTS AND EXPENSES:
Cost of sales and services	520,017	2,893,682	8,003,810	4,083,481
Hurricane repairs and losses (insurance proceeds)	(246,212)	4,042,681	(11,081,769)	4,042,681
Project costs	24,457	54,598	168,290	248,832
Depreciation expense	1,069,676	1,029,627	3,209,969	1,216,773
Selling, general and administrative	2,418,018	2,827,863	8,000,894	16,494,045
Loss on asset impairments	—	—	1,651,161	—

Total costs and expenses	3,785,956	10,848,451	9,952,355	26,085,812

OPERATING LOSS FROM CONTINUING OPERATIONS	(3,382,270)	(10,516,964)	(4,641,576)	(25,108,440)

OTHER INCOME (EXPENSE):
Interest and other income	877,626	119,858	987,515	588,605
Interest, accretion and other expense	(1,518,340)	(1,367,250)	(4,527,719)	(2,346,824)

Total other income (expense)	(640,714)	(1,247,392)	(3,540,204)	(1,758,219)

Loss from continuing operations before noncontrolling interest	(4,022,984)	(11,764,356)	(8,181,780)	(26,866,659)

Noncontrolling Interest	12,234	—	59,256	—

Loss from continuing operations	(4,010,750)	(11,764,356)	(8,122,524)	(26,866,659)
Gain (loss) on sale of discontinued operations	(88,363)	—	460,666	—
Gain (loss) from discontinued operations, net of taxes	722,895	(126,724)	460,910	(126,724)

Net Loss	(3,376,218)	(11,891,080)	(7,200,948)	(26,993,383)
Preferred stock dividends	(146,750)	(250,000)	(619,722)	(750,000)
Deemed preferred stock dividends	—	(14,522,517)	—	(14,522,517)

Net loss to common stockholders	$(3,522,968)	$(26,663,597)	$(7,820,670)	$(42,265,900)

Weighted average shares outstanding, basic and diluted	22,097,434	20,202,531	21,447,349	19,985,349

Net loss per share from continuing operations	$(0.19)	$(1.31)	$(0.41)	$(2.10)

Net earnings (loss) per share from discontinued operations	$0.03	$(0.01)	$0.04	$(0.01)

Net loss per share	$(0.16)	$(1.32)	$(0.36)	$(2.11)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 TO SEPTEMBER 30, 2009

				Additional				Unearned	Total
	Series A	Series B	Common	Paid in	Noncontrolling	Accumulated	Treasury	Shares in	Equity
	Preferred Stock	Preferred Stock	Stock	Capital	Interest	Deficit	Stock	KSOP	(Deficit)
BALANCE, January 1, 2009	$12,500,000	$10,575,000	$20,989	$81,100,216	$(107,290)	$(103,478,564)	$(678,538)	$(225,913)	$(294,100)

Transfer accumulated preferred dividends to stated value	856,389	—	—	—	—	—	—	—	856,389
Issue 42,797 warrants on Series B Debentures	—	—	—	942	—	—	—	—	942
Stock compensation	—	—	—	184,000	—	—	—	—	184,000
Conversion of 5,750 preferred shares into 1,150,000 common shares	(5,764,000)	—	1,150	5,776,183	—	—	—	—	13,333
Issue 22,024 treasury shares for services provided				(305,693)			342,253		36,560
Dividends on preferred stock	—	—	—	—	—	(619,722)	—	—	(619,722)
Abandonment of Haining City interests					31,635				31,635
Net loss	—	—	—	—	(59,256)	(7,200,948)	—	—	(7,260,204)

BALANCE, September 30, 2009	$7,592,389	$10,575,000	$22,139	$86,755,648	$(134,911)	$(111,299,234)	$(336,285)	$(225,913)	$(7,051,167)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,200,948)	$(26,993,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,209,969	1,216,773
Noncash stock compensation	184,000	7,318,474
Amortization of deferred financing costs	990,066	314,753
Inventory valuation allowance	—	532,784
Non-cash asset impairment	1,651,161	—
Hurricane property losses	—	3,192,276
Noncontrolling interest	(59,256)	(19,545)
Gain on sale of assets	(450,924)	(74,677)
Accretion of discount	338,758	169,280
Changes in certain assets and liabilities:
Accounts receivable	4,435,688	(476,065)
Inventory	5,547,453	(17,260,000)
Prepaid and other expense	(92,560)	(1,499,703)
Accounts payable	(5,360,525)	4,380,083
Accrued liabilities	2,174,142	4,435,688

Net cash provided by (used in) operating activities	5,367,024	(24,763,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(4,232,392)	(299,841)
Acquisition of Telogia	—	(2,500,000)
Proceeds from sale of assets	4,356,468	87,517
Additions to fixed assets	(734,804)	(48,537,506)
Increase in other assets	(348,270)	(6,078,496)

Net cash used in investing activities	(958,998)	(57,328,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from stock and warrant issuance	—	2,556,875
Net proceeds from Series B preferred stock issuance	—	10,550,000
Loan common stock to KSOP	—	(225,913)
Commissions and fees paid on stock issuance	—	(3,045)
Gross proceeds from redeemable debenture issuance	1,711,892	13,705,858
Purchase treasury shares	—	(1,350,521)
Increase in notes payable	298,323	50,653,281
Payment of notes payable	(6,154,901)	(7,911,627)
Payment of deferred financing costs	(175,451)	(1,725,112)
Preferred dividends paid in cash	—	(750,000)

Net cash provided by (used in) financing activities	(4,320,137)	65,499,796

CHANGE IN CASH	87,889	(16,591,792)

CASH, beginning of period	676,636	18,750,394

CASH, end of period	$764,525	$2,158,602

Cash paid for interest	$2,330,971	$1,857,041

NONCASH TRANSACTIONS:
Issue treasury shares for payment of services	$36,560	$—

KSOP company match in stock	$—	$104,232

Noncash common dividends	$—	$3,183,350

Noncash preferred dividends	$—	$14,522,517

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, are unaudited. The December 31, 2008 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at September 30, 2009, and the results of operations for the three and nine month periods ended September 30, 2009 and 2008, changes in stockholders’ equity for the nine months ended September 30, 2009, and cash flows for the nine month periods ended September 30, 2009 and 2008.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2008 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the operating results that will occur for the full year.
     The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.
Current Plan of Operations and Ability to Operate as a Going Concern
     As of September 30, 2009, we had a working capital deficit of $50.2 million which includes a $37.9 million non-recourse note payable due by a wholly-owned subsidiary. This note payable is non-recourse to GreenHunter Energy and is included in current liabilities due to the fact that an amendment to the credit agreement with the lender granted us until November 15, 2009 to close on a sale or other transaction to repay the note. If we do not close on a sale or other transaction to repay the note by that date, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are negotiating with the bank about extending the current deadline to allow more time as we are in discussions with potential buyers. We have continued to experience substantial losses from operations. In October 2009, we sold our equity ownership interests in Guangdong Ming Yang Wing Power Technology Co., Ltd for $9.1 million resulting in cash proceeds of $8.5 million, net of selling costs. The cash received improved our working capital position and has provided cash required to fund operations for the next twelve months. However there are certain current trade payables and accrued liabilities which this cash may not be sufficient to pay and may require us to obtain additional capital or sell additional assets to pay. See note 13 — Subsequent Events for additional information.
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of both biodiesel and our feedstock inventories previously adversely impacted our inventory values and resulting working capital positions. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April through September 2009.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We currently have sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are dependant on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the possible return of operations at our Houston biodiesel refinery and development of our Mesquite Lake biomass plant.
     On June 25, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. These loans are non-recourse to GreenHunter Energy. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until November 15, 2009. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009, escrowed an additional $500 thousand principal payment for its scheduled payment date, escrowed all interest due on the loan through November 15, 2009, and postponed the repayment of the balance of its loans until November 15, 2009. All remaining funds due from insurance proceeds will be used at GreenHunter BioFuels to fund existing working capital requirements. If we do not close on a sale or other transaction to repay the note by November 15, 2009, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are having active discussions with the bank about extending the current deadline to allow more time and we are meeting with potential buyers.
     We must secure additional financing to fund additional working capital requirements. The additional capital may be provided by common or preferred equity or equity-linked securities, debt, tolling arrangements with industry participants, project financing, joint venture projects, a strategic alliance or business combination, assets sales or a combination of these sources.
     We were unable to bring the biodiesel refinery through demonstration of final completion standards to the satisfaction of the project lender, causing technical default on one of the covenants of our construction note. If we are able to obtain adequate financing, we intend to make capital improvements intended to improve reliability, product yield and operating efficiency as well as to construct a glycerin refinery that should allow for additional profit margins at the facility.
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
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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
     On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008 but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. On August 19, 2009 we entered into a new power purchase agreement with a public utility based in Southern California.
     On August 29, 2008, we acquired an existing 14 MW (nameplate capacity) wood waste-fired biomass power plant located in Telogia, Florida. The biomass power plant, Telogia Power, LLC, and an associated entity, Telogia Power Unit #2, LLC, (collectively, “Telogia”), were acquired from a privately-held power plant operator. Due to financial constraints, as a result of hurricane damage at our BioFuels facility and the global capital market deterioration, we began marketing our Telogia plant for resale during the fourth quarter of 2008 and completed the divestiture during February 2009, which resulted in a gain of $549 thousand.
     Our Wind Energy segment remains in the development stage. We continue to hold existing rights to potential wind energy farm locations in Texas, Wyoming, California, and Montana and to operate and gather data produced from wind measurement equipment located on these sites.
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC, GreenHunter BioFuels, Inc., GreenHunter Mesquite Lake, LLC, and Telogia Power, LLC. We have also consolidated our 30% controlling interest in Wheatland Wind Power, LLC, with noncontrolling interests recorded for the outside interests in this entity. We wrote off our interests in Haining City Wind Energy, LLC at September 30, 2009, resulting in a loss of $88 thousand. All significant intercompany transactions and balances have been eliminated.
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
     We have issued potentially dilutive instruments in the form of our 8% Series A Preferred Stock, Series B Preferred Stock, common stock warrants and common stock options granted to our employees. The total number of
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
potentially dilutive securities at September 30, 2009 was 29,572,899. There were 15,391,832 dilutive securities outstanding at September 30, 2008. We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.
Note 2. Recently Issued Accounting Standards
     During the third quarter of 2009, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. Since the adoption of the Accounting Standards Codification (ASC), the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.
     During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on business combinations and noncontrolling interests in Consolidated Financial Statements. These standards aim to improve, simplify, and converge internationally, the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These standards require an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The standards also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the standards require payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Its adoptions did not affect our financial statements.
     During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard on consolidation as it relates to noncontrolling interests. The standard changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. The standard requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the standard will be applied prospectively. The adoption of the guidance did not have a material impact on the Company’s financial statements.
     During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard related to disclosures about derivative instruments and hedging activities, to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.
     During first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of the guidance did not have a material impact on our financial statements.
     During first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the guidance on equity method investment accounting considerations. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance should be recognized in earnings. Previous to this guidance, changes in equity for both issuances and repurchases were recognized in equity. The guidance is effective
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of the guidance did not have an impact on our financial statements.
     During the second quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events. This pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent events have been considered in this filing through November 16, 2009.
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
     The following table provides summarized income statement information related to Telogia’s discontinued operations for the nine months ended September 30, 2009:

Sales and other revenues from discontinued operations	$—
Operating expenses from discontinued operations	(215,832)
Other income from discontinued operations	725,348

Net loss from discontinued operations	$509,516

     During September 2009, we abandoned the assets and our interests in Haining City Wind Energy, LLC (“Haining City”) resulting in a loss on asset abandonment of $88 thousand.
     The following table provides summarized income statement information related to Haining City’s discontinued operations for the nine months ended September 30, 2009:

Sales and other revenues from discontinued operations	$—
Operating expenses from discontinued operations	(61,080)
Noncontrolling interest from discontinued operations	12,474

Net loss from discontinued operations	$(48,606)

Note 4. Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During 2009, we recorded an impairment of $1.5 million related to our inability to pay the final lease option extension for our Port Sutton lease and impairment of $170 thousand on equipment due to a reduction in value. No other impairments were considered necessary at September 30, 2009.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Note 5. Inventories
     Our finished goods inventories consist of processed methanol and biodiesel, and our raw materials inventory includes contaminated methanol, animal fat, process chemicals, and vegetable oil feedstocks to be processed by our Houston facility. Our inventories at September 30, 2009 consisted of the following:

Finished goods	$36,210
Work in process	861,649
Raw materials	502,762
Valuation allowance	(810,295)

$590,327

Note 6. Notes Payable
     Notes Payable at September 30, 2009 consisted of the following:

Long-Term Debt:
Note payable due June 17, 2010, 7.0%	$76,762
Note payable due February 2, 2010, 6.1%	111,904
Note payable due November 31, 2017, 5.7%	3,098,913
Non-recourse construction facility, 4.85% at September 30, 2009	28,885,030
Non-recourse working capital line of credit, 4.85% at September 30, 2009	9,046,054
10% Series A Senior Secured Redeemable Debentures, net of $1,104,495 discount	19,929,653
9% Series B Senior Secured Redeemable Debentures, net of $42,696 discount	5,259,112

66,407,428
Less: current portion	(38,212,585)

Total Long-Term Debt	$28,194,843

Note Payable
     During May 2009, we financed a portion of our annual insurance premiums for our Houston refinery in the amount of $221,560. The note bears interest at a fixed rate of 6.1% and is payable in monthly installments through February 2, 2010.
     During September 2009, we financed a portion of our annual corporate insurance premiums in the amount of $76,762. The note bears interest at a fixed rate of 7.0% and is payable in monthly installments through June 17, 2010.
Non-recourse Notes Payable
     During March 2009, we determined we were not in compliance with certain covenants of our non-recourse construction loan and non-recourse working capital line of credit at BioFuels. Accordingly, we have classified the entire amounts due under both of these agreements as current liabilities at September 30, 2009. On June 25, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until November 15, 2009. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
recourse construction and working capital loans in July 2009, escrowed an additional $500 thousand principal payment for its scheduled payment date, escrowed all interest due on the loan through November 15, 2009, and postponed the repayment of the balance of its loans until November 15, 2009. All remaining funds due from insurance proceeds will be used at GreenHunter BioFuels to fund existing working capital requirements. If we do not close on a sale or other transaction to repay the note by November 15, 2009, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are having active discussions with the bank about extending the current deadline to allow more time and we are meeting with potential buyers.
     These loans are non-recourse to GreenHunter Energy and are fully secured by certain assets at our BioFuels refinery.
10% Series A Senior Secured Redeemable Debentures (Nonrecourse to GreenHunter Energy)
     During April through September 2009, we were unable to make the interest payments on these debentures. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
Note 7. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock, KSOP, and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2008	23,075	20,988,876	44,436	15,200	6,208,948
Conversion of Series A Preferred Shares	(5,750)	1,150,000
Issue warrants on 9% Series B Redeemable Debentures issuances					42,797
Issue 22,024 treasury shares for services provided			(22,024)

September 30, 2009	17,325	22,138,876	22,412	15,200	6,251,745

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
     We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2008, March 31, 2009, June 30, 2009, and September 30, 2009. In accordance with the terms of this preferred stock, accrued dividends of $484 thousand on June 30, 2009 and $372 thousand on September 30, 2009, were added to the stated value of the preferred stock. This additional $856 thousand in stated value will accrue dividends at a 10% rate.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Treasury Stock
     During July 2009, we issued 22,024 shares of our treasury stock with a value of $37 thousand for payment of services provided.
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
Note 8. Stock-Based Compensation
     ASC standards on share based payments applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value approach of those equity instruments. Under the standards, we are required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.
     During the nine months ended September 30, 2009, the Board of Directors authorized the issuance of 1,961,000 shares of stock options to current employees. The options were issued at an exercise price of $1.96 with an estimated fair value of $1.13 per share. The options have a life of 10 years and vest in equal amounts over a three year period beginning with the date of grant. Also during the period, as compensation for joining the Board and continued service on the Board, 200,000 shares of stock options were granted to the Board of Directors at prices ranging from $.97 to $1.96 with an estimated fair value of $.82 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.
     We recognized a total of $47,164, ($756,817), $184,000, and $7,318,473 of share-based compensation expense in our condensed consolidated statement of operations for the three month periods ended September 30, 2009 and 2008, and nine month periods ended September 30, 2009 and 2008, respectively, associated with stock options granted through those dates. As of September 30, 2009, there was $3.5 million of total unrecognized compensation cost related to the unvested shares associated with these stock option grants which will be recognized over a weighted-average period of 2.33 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon exercise of any of the stock options.
     The following is a summary of stock option activity during the period ended September 30, 2009.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Number	Weighted	Aggregate
	of	average	Intrinsic Value*
	Shares	Exercise Price	($000’s)
Outstanding — Beginning of Year	5,629,500	$9.88	—
Granted	2,161,000	$1.87	—
Exercised	—	—	—
Cancelled	889,669	$14.41	—

Outstanding — End of Period	6,900,831	$6.36	—

Exercisable — End of Period	4,474,995	$8.39	$—

*	The Aggregate Intrinsic Value was calculated using the September 30, 2009 stock price of $1.97.
     The following is a summary of stock options outstanding at September 30, 2009:

		Weighted Average
	Number of	Remaining	Number of
	Options	Contractual	Exercisable
Exercise Price	Outstanding	Life (Years)	Options
$.97	100,000	9.68	—
$1.96	1,961,000	9.91	—
$5.00	3,247,000	7.63	3,247,000
$7.50	33,333	8.01	33,333
$10.00	248,333	8.16	171,665
$10.12	2,500	9.03	—
$12.00	6,500	8.24	5,500
$13.66	3,000	8.76	3,000
$17.76	40,000	8.37	50,000
$18.00	16,667	8.45	16,667
$18.91	1,107,498	8.38	887,830
$19.75	13,333	8.55	13,333
$20.02	25,000	8.72	—
$20.64	75,000	8.69	25,000
$22.75	21,667	8.62	21,667
Note 9. Related Party Transactions
     During the periods ending September 30, 2009 and 2008, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $136 thousand and $298 thousand for the respective nine month periods in 2009 and 2008.
Note 10. Segment Data
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
     During 2008, we completed building and began commissioning a 105 million gallon per year (estimated nameplate capacity) biodiesel refinery at our renewable fuels campus located in Houston, Texas which contains terminal operations and 638 thousand barrels of product storage as well as the ability to process up to 18 million gallons per year of contaminated
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
methanol. This segment had revenues from methanol processing and terminal storage during the first nine months of 2008 and revenues from biodiesel sales and terminal storage during the first nine months of 2009.
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
     Our BioMass segment is also in the development stage. We have purchased an inactive 18.5 MW (nameplate capacity) biomass power plant named Mesquite Lake located in California. We began refurbishing this plant during the third quarter in 2008. Our BioMass segment will produce energy from organic matter available in the immediate area of our plantsite.
     The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2008. There are no intersegment revenues or expenses.
     Segment data for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	For the Three Months Ended September 30, 2009
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$403,686	$403,686
Total Operating Costs (recoveries)	—	—	24,457	273,805	298,262
Depreciation expense	43,081	—	8,149	1,018,446	1,069,676
Selling, general and administrative	870,201	346,296	97,917	1,103,604	2,418,018

Operating income (loss)	(913,282)	(346,296)	(130,523)	(1,992,169)	(3,382,270)
Other income and (expense)	(704,109)	—	(89,447)	152,842	(640,714)

Income (loss) from continuing operations before noncontrolling interest	$(1,617,391)	$(346,296)	$(219,970)	$(1,839,327)	$(4,022,984)

Total Assets	$14,191,934	$15,366,842	$1,233,869	$47,942,146	$78,734,791

Capital Expenditures	$—	$2,418	$—	$25,435	$27,853

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	For the Three Months Ended September 30, 2008
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$331,487	$331,487
Total Operating Costs	—	3,296	51,302	6,936,363	6,990,961
Depreciation expense	65,199	—	18,039	946,389	1,029,627
Selling, general and administrative	1,223,022	99,780	330,112	1,174,949	2,827,863

Operating income (loss)	(1,288,221)	(103,076)	(399,453)	(8,726,214)	(10,516,964)
Other income and (expense)	(645,275)	2,204	22,890	(627,211)	(1,247,392)

Loss from continuing operations before noncontrolling interest	$(1,933,496)	$(100,872)	$(376,563)	$(9,353,425)	$(11,764,356)

Total Assets	$15,506,595	$19,725,446	$1,330,662	$79,916,764	$116,479,467

Capital Expenditures	$69,149	$11,822,470	$123,411	$4,074,530	$16,089,560

	For the Nine Months Ended September 30, 2009
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$5,310,779	$5,310,779
Total Operating Costs (recoveries)	(449,941)	28,309	139,981	(2,628,018)	(2,909,669)
Depreciation expense	137,377	—	48,481	3,024,111	3,209,969
Loss on asset impairments	1,651,161	—	—	—	1,651,161
Selling, general and administrative	3,491,552	746,007	627,694	3,135,641	8,000,894

Operating income (loss)	(4,830,149)	(774,316)	(816,156)	1,779,045	(4,641,576)
Other income and (expense)	(2,285,845)	7,878	(89,522)	(1,172,715)	(3,540,204)

Income (loss) from continuing operations before noncontrolling interest	$(7,115,994)	$(766,438)	$(905,678)	$606,330	$(8,181,780)

Total Assets	$14,191,934	$15,366,842	$1,233,869	$47,942,146	$78,734,791

Capital Expenditures	$2,463	$(10,408)	$—	$742,748	$734,804

	For the Nine Months Ended September 30, 2008
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL
Total Revenues	$—	$—	$—	$977,372	$977,372
Total Operating Costs	—	3,296	245,536	8,126,162	8,374,994
Depreciation expense	146,160	—	38,545	1,032,068	1,216,773
Selling, general and administrative	12,181,685	407,330	884,737	3,020,293	16,494,045

Operating income (loss)	(12,327,845)	(410,626)	(1,168,818)	(11,201,151)	(25,108,440)
Other income and (expense)	(1,295,944)	2,204	20,050	(484,529)	(1,758,219)

Loss from continuing operations before noncontrolling interest	$(13,623,789)	$(408,422)	$(1,148,768)	$(11,685,680)	$(26,866,659)

Total Assets	$15,506,595	$19,725,446	$1,330,662	$79,916,764	$116,479,467

Capital Expenditures	$532,862	$13,036,918	$284,175	$37,183,551	$51,037,506

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Note 11. Commitments and Contingencies
     During 2007, we entered into an agreement with the former owner of the Mesquite Lake plant, which grants this entity the non-exclusive right to represent us in the location and development of renewable energy projects. In exchange for a quarterly fee of $98 thousand, this entity would be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects. We paid the first quarterly payment of $98 thousand during September 2007, and these payments were scheduled to continue each quarter until the final payment in September 30, 2012. During the fourth quarter of 2008, we suspended all payments to this entity pending resolution of a contractual dispute regarding the validity of certain air permits that were represented to be in place at Mesquite Lake at the date of our acquisition. As of September 30, 2009, we have accrued $490 thousand in fees related to this agreement until this matter is resolved.
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and ceiling of $25. These shares will be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we will issue an additional minimum number of 80,000 common shares up to a maximum number of 140,351 common shares related to this acquisition.
     In August, 2009 we entered into a 20 year Power Purchase Agreement with a public utility based in Southern California for 100% of the net output of our Mesquite Lake biomass power plant located in the Imperal Valley, California. Under this power purchase agreement, we are required to begin power sales in 2011. Pursuant to the related brokerage agreement, we are required to pay commissions of $300 thousand within 30 days of execution of the contract and an additional sum of $1.1 million on various dates subsequent to commercial operations of the plant for a total obligation of $1.4 million. The future obligation is contingent upon us finding appropriate financing for capital improvements and completing the required development of the plant for it to be in commercial operations. The remaining obligation will be recognized at the time the plant operations becomes probable.
      Orion
     On September 16, 2008, Orion Ethanol, Inc (“Orion”), brought suit against GreenHunter Energy, Inc., GreenHunter BioFuels, Inc., Gary C. Evans, et al, (“Defendants”), in the United States District Court for the District of Kansas. Orion brought suit against the defendants alleging that GreenHunter Energy and GreenHunter BioFuels entered into a conspiracy with the other defendants to weaken Orion, acquire or divert its assets and opportunities and ultimately gain control and ownership of Orion. Specifically, Orion alleges that GreenHunter Energy and GreenHunter BioFuels, as well as one of GreenHunter’s significant institutional shareholders, tortiously interfered with Orion’s opportunities and expectancies in acquiring certain assets and interfered with Orion’s ability to complete financing with a banking institution. The lawsuit also alleges claims against Mr. Evans, a former officer and director of Orion, for conflicts of interest and breaches of fiduciary duties in connection with his actions as such an officer and director.
     The Federal Judge on this case has entered an order dismissing all of the GreenHunter entities from the lawsuit for lack of jurisdiction on July 29, 2009. No amounts have been accrued as no losses are expected as a result of this claim.
      Bioversel
     On September 24, 2008, Bioversel, Inc. (“Bioversel”) brought suit against GreenHunter BioFuels, Inc. alleging that BioFuels has repudiated its biodiesel tolling agreement, as amended, with Bioversel. Bioversel has alleged breach of contract, fraud and conversion regarding our ability to process feedstock into biodiesel under the contract.
     We have been served with this lawsuit and we have responded to Bioversel’s first set of discovery requests and have requested our own sets of discovery. We vigorously deny the allegations in the lawsuit and believe the
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
lawsuit is completely without merit and have filed a countersuit against plaintiff for failure to make payments to us under the contract. No amounts have been accrued as no losses are expected as a result of this claim.
      Jacob Stern
     Jacob Stern & Sons, Inc. (“Jacob Stern”) brought suit against GreenHunter BioFuels, Inc. on February 19, 2009 alleging that BioFuels breached two separate contracts for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that any form of contractual agreement was ever entered into between the parties.
     We have been served with this lawsuit and we have responded. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit. Accordingly, no amounts have been accrued.
      Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. We have denied that the alleged amount is due in full.
     We have been served and have answered the lawsuit. Crown Engineering has presented us with invoices totaling $6.1 million which have been recorded in trade payables. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit but believe we will ultimately be responsible for not more than 80% of the claim.
     Gavilon
     Gavilon brought an arbitration claim against GreenHunter BioFuels, Inc. during May 2009 alleging that we breached a contract for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that any form of contractual agreement was ever entered into or agreed to between the parties.
     We have been served with this claim and formulated a response. At this point in the arbitration process, we believe it is too early to determine the ultimate outcome of this lawsuit. Accordingly, no amounts have been accrued.
      Steel Painters
     Steel Painters has brought suit against GreenHunter BioFuels and GHE for failure to pay for goods and services rendered. GreenHunter Energy is seeking a dismissal for lack of a claim against it. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuits. Accordingly, no amounts have been accrued.
     Bridgefield Electrical Services and Quality Contract Services
     Bridgefield and Quality have brought suit against GreenHunter BioFuels and GHE for failure to pay for goods and services rendered. The law suits were settled in the third quarter for immaterial amounts.
      Shamrock Gulf
     Shamrock Gulf, LLC brought suit against GreenHunter BioFuels for failure to pay for goods and services rendered. The lawsuit was settled on July 28, 2009 for an immaterial amount.
Note 12. Subsequent Events
     On October 28, 2009 we sold our equity ownership interest in Guangdong MingYang Wind Power Technology Co., Ltd. for $9.1 million, resulting in a gain of $1.0 million.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
     On July 30, 2009 we sold our interest in the Ocotillo Wind Project for $250 thousand plus future consideration of $750 thousand with an additional $25 thousand per MW of the nameplate capacity of the wind turbine generators installed less the amount previously paid. The $250 thousand was subject to and contingent upon the receipt of regulatory approval, which was granted on October, 2009 and subsequently paid. The future consideration is contingent upon the project developer achieving success with the development, and any future sale proceeds will be recognized at that time.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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
BioFuels
     We completed building and began operating a 105 million gallon per year (nameplate capacity) biodiesel refinery at our Houston BioFuels campus during 2008 as well as 638 thousand barrels of product bulk storage for our terminal operations. We also have the ability to process up to 18 million gallons per year of contaminated methanol (a chemical used in biodiesel production). We also planned to construct a 20 million gallon per year capacity glycerin (a byproduct of biodiesel manufacturing) refinery on site if additional financing can be obtained.
     The overhaul of an existing distillation process on the site was begun in April 2007. This process was commissioned and began processing contaminated methanol in September 2007. Commissioning of the biodiesel process was begun in mid September 2008, and commercial production of biodiesel began during August 2008. However, our refinery was almost immediately shut down as a result of Hurricane Ike on September 13, 2008. The refinery remained down for repairs through November 2008 and the facility resumed biodiesel production and the commissioning process the last week of that month.
     If adequate capital becomes available, we expect a technical grade glycerin project production unit will be completed and commissioned in 2010, and to have a glycerin distillation project which will produce US Pharmaceutical Grade Glycerin — Non Certified, in 2010. All 638 thousand barrels of the Houston Terminal Project bulk storage tanks are presently erected. There remains some minor piping, pumps, instruments, containment and lighting repairs yet to be completed for final completion of the Houston terminal project.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
     We do not expect to operate at a profit in the immediate future before our biodiesel and glycerin refineries are completely constructed and operational. Due to current economic conditions of both available capital and the biodiesel markets overall, we made the decision during March 2009 to suspend operations of the biodiesel refinery until the overall biodiesel market conditions recover. Until the refinery resumes operations, we plan to continue to provide terminal services at the refinery to provide some operating cash flow to cover overhead costs and interest expense on the non-recourse debt.
BioMass
     In May 2007 we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in El Centro, California, which we began refurbishing during 2008. During 2008 we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We expect to obtain the new air permit during the first quarter 2010 and executed a new twenty year power purchase agreement in October 2009. We plan to resume construction on the possible expansion of up to an additional 7 megawatts (“MW”) sometime during the first or second quarter of 2010, assuming additional sources of funding are obtained.
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
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008:
     BioFuels Revenues
     For the quarter ended September 30, 2009, we had total revenues of $404 thousand, consisting of $239 thousand in biodiesel sales and terminal services of $165 thousand, including storage and material handling charges. Revenues in the prior year period consisted of $313 thousand in methanol sales and terminal revenues of $19 thousand.
      BioFuels Costs of Sales and Services
     For the quarter ended September 30, 2009, we had costs of sales and services of $520 thousand compared to $2.9 million during the quarter ended September 30, 2008. Our 2009 costs included $275 thousand of costs related to our inventory consumption and losses including feedstock and chemicals, which are directly related to the production of our biodiesel which was sold during the quarter. The remaining $245 thousand in costs of sales and services were related to our terminal operations and excess capacity while our refinery was operating, including utilities, direct labor and other production costs. The prior year cost of sales and services consisted of costs of methanol sales of $319 thousand, an inventory valuation adjustment of $533 thousand, and idle barge costs of $659 thousand. The idle barge costs are associated with the short-term lease of several barges beginning March 15, 2008 to transport goods in and out of our Houston facility; these expenses represent both idle time for the barges as well as costs for barge time spent moving product out of our facility for our terminal operations. This lease was cancelled during September 2008. The inventory valuation was a result of decreases in the pricing of our raw materials inventory when compared to their acquisition costs as well as decreases in the market value of biodiesel over our cost to produce. The remainder of our costs related to operating supplies, plant labor, and other overhead
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
charges which were not allocated to inventory as a result of start-up activities and excess capacity during the quarter.
      Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $24 thousand in the 2009 period compared to $51 thousand in the 2008 period. The decrease is the result of the expiration of the project sites located in Montana during second quarter of 2009 that were not renewed.
      Hurricane repairs and losses
     We recorded a credit of $246 thousand to hurricane repairs and losses during the third quarter of 2009 due to the settlement and accrual of insurance proceeds from environmental claims as a result of Hurricane Ike.
      Depreciation Expense
     Depreciation expense was $1.1 million during the 2009 period compared to $1.0 million during the 2008 period; the increase was due primarily to depreciation on our biodiesel refinery and terminal which began during August 2008.
      Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was $2.4 million during the 2009 period versus $2.8 million during the 2008 period, a decrease of $410 thousand.
     Unallocated corporate SG&A decreased approximately $353 thousand between the two periods, decreasing from $1.2 million down to $870 thousand. The decrease is due to decreases in salaries and personnel-related costs, excluding stock compensation, office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of managements efforts to reduce overall operating costs, which were offset by an increase in stock compensation.
     BioFuels SG&A decreased $71 thousand, down from $1.2 million during 2008 to $1.1 million during 2009. This decrease was primarily due to decreased operations at our BioFuels campus during the current quarter.
     BioMass SG&A was approximately $346 thousand during the 2009 period versus approximately $100 thousand during the 2008 period due to office and related costs of the Mesquite Lake biomass plant.
     Wind Energy SG&A decreased approximately $232 thousand, down to $98 thousand resulting from decreased new project related costs compared to 2008.
     Operating Loss
     Our operating loss was $3.4 million in the 2009 period versus a loss of $10.5 million in the 2008 period, due principally to hurricane losses incurred in 2008, reductions in corporate stock compensation expense, and plant operating costs at our Houston plant.
     Our BioFuels segment generated operating loss of $2.0 million and loss of $8.7 million, respectively, during 2009 and 2008 due to hurricane losses in 2008 and decreases in plant operating costs compared to 2008.
     Our Wind Energy segment generated an operating loss of $131 thousand during 2009 as compared to an operating loss of $399 thousand during 2008 due to decreased project related costs as a result of fewer active projects.
     Our BioMass segment generated operating losses of $346 thousand during 2009 and $103 thousand during 2008; the increase was due to increased SG&A costs related to the Mesquite Lake project.
See accompanying notes to consolidated financial statements

\

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
     Our unallocated corporate operating loss was $913 thousand for the 2009 period, compared to an operating loss of $1.3 million during the 2008 period. The decrease was primarily due to decreases in our SG&A as a result of lower salary and related personnel costs and insurance proceeds received in the 2009 period for assets damaged in Hurricane Ike.
      Interest and Other Revenues
     Interest and other revenues were $878 thousand during the 2009 period and $120 thousand during the 2008 period. The increase of $758 thousand was primarily due to $782 thousand in forgiveness of indebtedness on certain trade payables.
     Interest, Accretion and Other Expense
     Interest, accretion and other expense increased from $1.4 million during the 2008 period up to $1.5 million during the 2009 period. This was a result of increases in our redeemable debentures, construction note, and working capital line of credit between the two periods.
      Loss on Sale of Discontinued Operations
     We recorded a loss of $88 thousand in the current period due to the abandonment of our Haining City interests.
      Loss from Continuing Operations
     We realized a loss from continuing operations before noncontrolling interests of $4.0 million in the 2009 period compared to a loss of $11.8 million during the 2008 period due to Hurricane repairs and losses incurred in 2008, increased other income, and decreased operating losses at our BioFuels plant in the current period.
      Preferred Stock Dividends
     Dividends on our preferred stock were $250 thousand in the 2008 period versus $147 thousand in the 2009 period. The decrease was the result of the conversion of 5,750 shares of Series A Preferred Stock into common shares between March and September of 2009.
      Deemed Preferred Stock Dividends
     In the 2008 period, we recorded non-cash deemed preferred dividends of $13.9 million in relation to the Series B preferred stock issuance to reflect the excess of the fair value of the securities issued in the transaction over the carrying value of the warrants cancelled.
     Additionally, in association with our September 15, 2008 dividend, we recorded non-cash dividends on both series of our preferred stocks of $599 thousand which was equal to the fair value of the warrants issued on that date.
      Net Loss to Common Stockholders
     Our net loss to common stockholders was $3.5 million in the 2009 period versus a net loss of $26.7 million in the 2008 period, primarily due to the deemed preferred dividends and Hurricane losses in 2008, as well as decreased operating costs at our Houston plant, and increase in other income in the 2009 period.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008:
      BioFuels Revenues
     For the nine months ended September 30, 2009, we had total revenues of $5.3 million, consisting of $4.6 million in biodiesel sales and terminal services of $528 thousand, including storage and material handling charges, and $166 thousand in processing revenue. Revenues in the prior year period consisted of $329 thousand in methanol sales and terminal revenues of $348 thousand, due to the start-up of the biodiesel refinery in June 2008 and the effect of Hurricane Ike.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
     BioFuels Costs of Sales and Services
     For the nine months ended September 30, 2009, we had cost of sales and services of $8.0 million compared to $4.1 million during the nine months ended September 30, 2008. Our 2009 costs included $6.2 million of costs related to our inventory consumption and losses which includes a lower of cost or market impairment of $1.7 million related to decreases in the value of both our raw materials on hand and the biodiesel produced at the plant, and $4.5 million in costs, including feedstock and chemicals, which are directly related to the production of our biodiesel which was sold during the period. The remaining $1.8 million in cost of sales and services were related to our terminal operations and excess capacity while our refinery was operating, including utilities, direct labor and other production costs. The prior year cost of sales and services consisted of $1.7 million in material and freight costs and $2.3 million in operating expenses.
      Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $140 thousand in the 2009 period compared to $246 thousand in the 2008 period. The decrease is due to fewer active projects in the 2009 period.
      Hurricane repairs and losses
     We recorded a credit of $11.1 million to hurricane repairs and losses, for the nine months ended September 30, 2009 due to the settlement and accrual of insurance proceeds from property damage and business interruption claims as a result of Hurricane Ike.
     Depreciation Expense
     Depreciation expense was $3.2 million during the 2009 period compared to $1.2 million during the 2008 period; the increase was due primarily to depreciation on our biodiesel refinery and terminal assets which began during August 2008.
      Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was $8.0 million during the 2009 period versus $16.5 million during the 2008 period, a decrease of $8.5 million.
     Unallocated corporate SG&A decreased approximately $8.7 million between the two periods, decreasing from $12.2 million down to $3.5 million. Approximately $7.1 million of this decrease was due to employee stock option expense fell to $184 thousand from $7.3 million; primarily as a result of options which were granted during the first half of 2008 which vested prior to 2009 or were forfeited during the first half of 2009. Personnel and related costs, excluding stock compensation, office related costs, travel and marketing, professional fees, and taxes and permits all decreased as a result of managements efforts to reduce overall operating costs.
     BioFuels SG&A increased $115 thousand, up from $3.0 million during 2008 to $3.1 million during 2009. This increase was primarily due to increases in property taxes and insurance costs partially offset by the decreases in professional fees, personnel and related costs, and travel and marketing costs.
     BioMass SG&A was approximately $746 thousand during the 2009 period versus approximately $407 thousand during the 2008 period due to the increase in property tax and office and related costs at the Mesquite Lake biomass plant.
     Wind Energy SG&A decreased approximately $257 thousand, down to $628 thousand resulting from decreased new project related costs compared to 2008.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
      Operating Income/ Loss
     Our operating loss was $4.6 million in the 2009 period versus a loss of $25.1 million in the 2008 period, due principally to insurance proceeds received and accrued totaling $10.8 million and decreases in stock compensation expenses, offset by the increase in total revenue.
     Our BioFuels segment generated operating income of $1.8 million and loss of $11.2 million, respectively, during 2009 and 2008 due to insurance proceeds, increased revenues, and decreases in SG&A, as well as increased depreciation on the plant and equipment.
     Our Wind Energy segment generated an operating loss of $816 thousand during 2009 as compared to an operating loss of $1.2 million during 2008 due to decreased project related costs as a result of fewer active projects in the later part of the 2009 period.
     Our BioMass segment generated operating losses of $774 thousand during 2009 and $411 thousand during 2008; the increase was due to increased SG&A costs related to the Mesquite Lake project.
     Our unallocated corporate operating loss was $4.8 million for the 2009 period, compared to an operating loss of $12.3 million during the 2008 period. The decrease was primarily due to decreases in our SG&A as a result of lower stock compensation expense and insurance proceeds received for assets damaged in Hurricane Ike.
      Interest and Other Revenues
     Interest and other revenues were $988 thousand during the 2009 period and $589 thousand during the 2008 period primarily due to $782 thousand in forgiveness of indebtedness on trade payables partially offset by lower interest income in 2009 resulting from generally lower cash balances.
      Interest, Accretion and Other Expense
     Interest, accretion and other expense increased from $2.3 million during the 2008 period up to $4.5 million during the 2009 period. This was a result of increases in our redeemable debentures, construction note, and working capital line of credit between the two periods.
      Gain on Sale of Discontinued Operations
     We recorded a gain of $461 thousand in the current period resulting from the sale of our Telogia plant which occurred during February of 2009, net of abandonment of our interests in Haining City.
      Loss from Continuing Operations
     We realized a loss from continuing operations before noncontrolling interests of $8.2 million in the 2009 period compared to a loss of $26.9 million during the 2008 period due to the insurance proceeds, decreased operating losses at our BioFuels plant as well as the decrease in stock compensation expense in the current period.
      Preferred Stock Dividends
     Dividends on our preferred stock were $750 thousand in the 2008 period versus $620 thousand in the 2009 period. The decrease was the result of the conversion of 5,750 shares of Series A Preferred Stock into common shares between March and September of 2009.
      Deemed Preferred Stock Dividends
     In the 2008 period, we recorded non-cash deemed preferred dividends of $13.9 million in relation to the Series B to reflect the excess of the fair value of the securities issued in the transaction over the carrying value of the warrants cancelled.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
     Additionally, in association with our September 15, 2008 dividend, we recorded non-cash dividends on both series of our preferred stocks of $599 thousand which were equal to the fair value of the warrants issued on that date.
     Net Loss to Common Stockholders
     Our net loss to common stockholders was $7.8 million in the 2009 period versus a net loss of $42.3 million in the 2008 period, primarily due to insurance proceeds received for claims resulting from Hurricane Ike, decreased preferred dividends, and decreased stock compensation expense, which were partially offset by increases in depreciation expense, cost of sales and services, loss on asset impairments, and interest expense.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of September 30, 2009, we had cash and cash equivalents of approximately $765 thousand and a working capital deficit of $50.2 million as compared to cash and cash equivalents of $2.2 million and working capital of $2.5 million as of September 30, 2008. A significant component of our working capital deficit at September 30, 2009 was $37.9 million in non-recourse debt at our BioFuels location. This debt is non-recourse to GreenHunter Energy and is secured by certain assets at our biodiesel refinery. Another component is our non-recourse Series A Redeemable Debentures. Changes in our cash and working capital during the quarter ended September 30, 2009 are described below.
Operating Activities
     During 2009, operating activities provided $5.4 million versus used $24.8 million during 2008. This decrease in cash used was principally due to the cost-cutting measures across the organization as well as suspending production operations and selling feedstock inventories at our biodiesel refinery during the first nine months of 2009 until the capital markets and biodiesel markets improve.
     We continue to have no operating sources of income with which to pay our operating costs other than those revenues generated at our biodiesel refinery, and the use of those revenues are restricted under our credit agreement with a bank. As a consequence, we are required to use cash provided by financing, investing activities, or the sale of assets to fund a significant portion of our operating activities.
Financing Activities
     During the nine months ended September 30, 2009, we used cash of $4.3 million in our financing activities. These activities included issuing $1.7 million in redeemable debentures, payment of $175 thousand in deferred financing costs related to these debentures, $298 thousand in borrowing on notes payable, and repayment of approximately $6.2 million under our notes payable. Details of these activities are described below:
      Notes Payable
     During 2008, we financed our annual insurance premiums in the amount of $1.6 million. This note beared interest at a fixed rate of approximately 3.84% and was payable in monthly installments through March 15, 2009. We paid off the remaining balance of this note of approximately $421 thousand during the first quarter of 2009.
     During May 2009, we financed a portion of our annual insurance premiums in the amount of $222 thousand. This note bears interest at a fixed rate of 6.1% and is payable in monthly installments through February 2, 2010.
     During September 2009, we financed a portion of our annual insurance premiums in the amount of $77 thousand. This note bears interest at a fixed rate of 7.0% and is payable in monthly installments through June 17, 2010.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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
      Nonrecourse Term Loan and Working Capital Loan
     BioFuels has a credit agreement with a bank which provides for a $33.5 million construction/term loan facility and a $10 million working capital facility in connection with the development, construction and operation of our BioFuels campus. The construction/term loan portion of the facility is for a term of nine years and the working capital facility revolves annually upon conversion of the construction loan to a term loan. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options. During 2009, we made repayments of $5.6 million under the construction/term loan facility. During March 2009, we determined that we were not in compliance with certain covenants of the credit agreement and have accordingly classified the entire balance due as a current liability. On June 25, 2009, the Credit Agreement for the non-recourse construction and working capital loans were amended. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until November 15, 2009. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009, escrowed an additional $500 thousand principal payment for its scheduled payment date, escrowed all interest due on the loan through November 15, 2009, and postponed the repayment of the balance of its loans until November 15, 2009. All remaining funds due from insurance proceeds will be used at GreenHunter BioFuels to fund existing working capital requirements. If we do not close on a sale or other transaction to repay the note by that date, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are currently in discussions with the bank on matters pertaining to this deadline but the outcome of those discussions is uncertain at this time.
Investing Activities and Future Requirements
      Capital Expenditures
     During the first nine months of 2009, we invested approximately $735 thousand in capital expenditures, which was primarily comprised of a glycerin desalting project at our BioFuels campus.
      Forecast
     For 2009, we have not adopted a formal corporate capital expenditure budget due to our current lack of capital resources. We have formulated specific project budgets and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.
     BioFuels
     While we do not have a formal capital expenditure budget in place, we plan to seek financing for approximately $1.8 million in capital projects at our Houston campus. These projects would consist of $500 thousand for glycerin desalting, $360 thousand for a water wash system, $580 thousand for improvements to our process, and $330 thousand for other upgrades. If sufficient capital is available, we would also pursue completion of our glycerin refinery for a total cost of approximately $4 million. Currently, due to lack of operating capital and the current biodiesel market, we have temporarily shut-down biodiesel production and methanol processing, and laid off most of our BioFuels employees. We estimate that our Houston campus will be restricted to terminal storage activities for the remainder of 2009.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
      BioMass
     BioMass is seeking financing for approximately $24 million in capital expenditures in 2009 for refurbishment and expansion costs at the Mesquite Lake biomass facility in El Centro, California.
      Wind Energy
     Wind Energy is not currently planning on any capital expenditures in 2009 due to adverse economic conditions for wind projects because of low commodity prices.
     On October 28, 2009 we sold our equity ownership interest in Guangdong MingYang Wind Power Technology Co., Ltd. for $9.1 million, resulting in a gain of $1.0 million.
      Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.
      Consulting Agreement with former owner of Mesquite Lake
     We previously granted the former owner of Mesquite Lake the non-exclusive right to represent us in the location and development of renewable energy projects. This entity was to be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects in exchange for a quarterly fee of $98 thousand. The quarterly payments began June 30, 2007 and were scheduled to continue every quarter thereafter until the last payment is due on June 30, 2012. During the fourth quarter of 2008, we suspended these payments to this entity pending resolution of a contractual dispute regarding the validity of certain air permits that were represented to be in place at Mesquite Lake on the date of our acquisition. As of September 30, 2009, we have accrued $490 thousand in fees related to this contract until this matter is resolved.
      Port Sutton
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and a ceiling of $25. These shares will be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at this site. Accordingly, we will issue an additional minimum number of 80,000 common shares up to a maximum number of 140,351 common shares. This lease option expired during April 2009.
     Mesquite Lake Power Purchase Agreement
     In August, 2009 we entered into a 20 year Power Purchase Agreement with a public utility based in Southern California for 100% of the net output of our Mesquite Lake biomass power plant located in the Imperial Vally, California. Under this Power Purchase Agreement, we are required to begin power sales in 2011. Pursuant to the related brokerage agreement, we are required to pay commissions of $300 thousand within 30 days of execution of the contract and an additional sum of $1.1 million on various dates subsequent to commercial operations of the plant for a total obligation of $1.4 million.
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
     At September 30, 2009, we had a working capital deficit of approximately $50.2 million, which includes $37.9 million in debt that is non-recourse to GreenHunter Energy, Inc., and our non-recourse Series A Redeemable Debentures we did not have significant cash flows from any operating assets. Due to the sale of our interests in Guangdong Ming Yang Wind Power Technology Co., Ltd,
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
we currently have sufficient cash reserves to fund our expected operating requirements for next 12 months. We will not be able to rely on cash flows from our biodiesel refinery until market conditions for biodiesel improve dramatically. GreenHunter BioFuels will have to secure additional capital sources to provide for both working capital needs and any planned project development in the future. Currently, operations at BioFuels consists only of terminalling services which may not provide sufficient cash flow to cover overhead costs and interest on the non-recourse notes. We also were in technical default under our non-recourse working capital and construction notes payable as of September 30, 2009 and were unable to make the interest payments on our Series A Redeemable Debentures for the periods of April through September 2009. These factors raise some doubt about our ability to continue as a going concern.
     We are in the process of seeking additional capital, particularly with respect to the development of our Mesquite Lake Biomass asset. We have applied with the Department of Energy for loan guarantees for additional borrowing for both our BioFuels and BioPower plants. We may also seek capital through issuance of common or preferred equity or equity-linked securities, project financing, joint venture projects, sales of certain projects, or strategic business combinations. On June 25, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until November 15, 2009. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009, escrowed an additional $500 thousand principal payment for its scheduled payment date, escrowed all interest due on the loan through November 15, 2009, and postponed the repayment of the balance of its loans until November 15, 2009. All remaining funds due from insurance proceeds will be used at GreenHunter BioFuels to fund existing working capital requirements. If we do not close on a sale or other transaction to repay the note by that date, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are having active discussions with the bank about extending the current deadline to allow more time and we are meeting with potential buyers and joint venture partners.
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
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
the facilities, our costs of capital could increase. We could also be forced to seek additional sources of capital and would lose the additional revenues related to the products to be produced at the facilities, each of which could harm our business and make it more difficult to service our debt obligations.
     In our BioFuels business, we face additional uncertainty as to the cost and availability of feedstock and chemicals to produce biodiesel and glycerin as well as in the demand for and price of these products. Our ability to produce biodiesel profitably also depends on the continued availability of the $1 per gallon federal tax credit for blenders of biodiesel. This tax credit was renewed during 2008 and currently has an expiration date of December 31, 2009. This credit is currently being considered for another extension until December 31, 2010 or later by the United States government. It is possible that the government might also restrict the availability of this credit in a manner that might interfere with our plans to obtain feed-stocks worldwide or in our plans to market our biodiesel production worldwide. Trade restrictions imposed by other countries also may negatively impact the price we receive for our biodiesel, regardless of the availability of the federal tax credit. One such restriction, which became effective March 13, 2009, is European Union (“EU”) Trade Union approval of import duties aimed at preventing importation of subsidized biodiesel, specifically B99, from the United States which are sufficiently high as to offset any benefit from existing United States subsidies, and therefore hurt worldwide demand for our products.
     In order to limit our exposure to pricing for a single commodity, such as soybean oil, we have designed our biodiesel refinery to be capable of processing the widest variety of vegetable oils and animal fats. We also chose to locate our refinery along the Houston Ship Channel to allow us to take advantage of global supplies of these feedstocks. These actions, however, do not guarantee that we will be able to obtain these supplies at a price adequate to return a profit to our business. Worldwide demand for food-based feedstocks such as vegetable oil and animal fats has kept feedstock pricing sufficiently high relative to current biodiesel pricing such that many biodiesel producers, including ourselves, have recently been forced to suspend operations.
     Based on both current and projected feedstock and biodiesel pricing, we expect thin to negative margins for domestic biodiesel producers in the for seeable future without further government intervention. Accordingly, in the short-term, our success will depend on our ability to enter into terminal leasing arrangements until the biodiesel market improves. The terminal tank storage leases are expected to sustain our organization during these difficult market conditions.
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
     We face an uncertain market demand for our biodiesel products. Formerly, the EU was a robust market, but now domestic biodiesel producers face uncertainty relative to market demand and volume. As a result of the recent import duties imposed by the EU Trade Union, we will need to focus on developing domestic, Latin America and Caribbean biodiesel markets in 2010 and beyond.
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
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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
Stock-Based Compensation
     We measure all share-based payments, including grants of employee stock options, in accordance with ACS standards on Share-Based Payments which requires the use of a fair-value based method. The cost of services received in exchange for awards of equity instruments is recognized in our statement of operations based on the grant fair value of those awards amortized over the requisite service period. We use a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals.
Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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
Asset Retirement Obligations
     In accordance with ASC standards on accounting for asset retirement obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We have not recorded any asset retirement obligations because we plan to conduct refinery operations and will continue to do so in the future, we never intend to cease operations or retire all of our assets, and we cannot estimate costs that we do not intend to incur. We do not believe we are subject to any reclamation obligations either now or in the future.
Recent Accounting Standards
     During the third quarter of 2009, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. Since the adoption of the Accounting Standards Codification (ASC) the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.
     During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on business combinations and noncontrolling interests in Consolidated Financial Statements. These standards aim to improve, simplify, and converge internationally, the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These standards require an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The standards also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the standards require payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Its adoptions did not affect our financial statements.
     During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard on consolidation as it relates to noncontrolling interests. The standard changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. The standard requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the standard will be applied prospectively. The adoption of the guidance did not have a material impact on the Company’s financial statements.
     During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard related to disclosures about derivative instruments and hedging activities, to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.
     During first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of the guidance did not have a material impact on our financial statements.
     During first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the guidance on equity method investment accounting considerations. This guidance states that an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance should be recognized in earnings. Previous to this guidance, changes in equity for both issuances and repurchases were recognized in equity. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of the guidance did not have an impact on our financial statements.
     During the second quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events. This pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through September 30, 2009.
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
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future, we may enter into interest rate derivatives to change portions of our debt from floating to fixed. At September 30, 2009, we carried approximately $37.9 million in variable rate debt.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Orion
     On September 16, 2008, Orion Ethanol, Inc (“Orion”), brought suit against GreenHunter Energy, Inc., GreenHunter BioFuels, Inc., Gary C. Evans, et al, (“Defendants”), in the United States District Court for the District of Kansas. Orion brought suit against the defendants alleging that GreenHunter Energy and GreenHunter BioFuels entered into a conspiracy with the other defendants to weaken Orion, acquire or divert its assets and opportunities and ultimately gain control and ownership of Orion. Specifically, Orion alleges that GreenHunter Energy and GreenHunter BioFuels, as well as one of GreenHunter’s significant institutional shareholders, tortiously interfered with Orion’s opportunities and expectancies in acquiring certain assets and interfered with Orion’s ability to complete financing with a banking institution. The lawsuit also alleges claims against Mr. Evans, a former officer and director of Orion, for conflicts of interest and breaches of fiduciary duties in connection with his actions as such an officer and director.
     The Federal Judge on this case has entered an order dismissing all of the GreenHunter entities from the lawsuit for lack of jurisdiction on July 29, 2009. No amounts have been accrued as no losses are expected as a result of this claim.
      Bioversel
     On September 24, 2008, Bioversel, Inc. (“Bioversel”) brought suit against GreenHunter BioFuels, Inc. alleging that BioFuels has repudiated its biodiesel tolling agreement, as amended, with Bioversel. Bioversel has alleged breach of contract, fraud and conversion regarding our ability to process feedstock into biodiesel under the contract.
     We have been served with this lawsuit and we have responded to Bioversel’s first set of discovery requests and have requested our own sets of discovery. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit and have filed a countersuit against plaintiff for failure to make payments to us under the contract. No amounts have been accrued as no losses are expected as a result of this claim.
      Jacob Stern
     Jacob Stern & Sons, Inc. (“Jacob Stern”) brought suit against GreenHunter BioFuels, Inc. on February 19, 2009 alleging that BioFuels breached two separate contracts for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that any form of contractual agreement was ever entered into between the parties.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
     We have been served with this lawsuit and have responded. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit. Accordingly, no amount have been accrued.
      Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. We have denied that the alleged amount is due in full.
     We have been served and have answered the lawsuit. Crown Engineering has presented us with invoices totaling $6.1 million. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuit but believe we will ultimately be responsible for not more than 80% of the claim and have recorded this contingency as a current liability.
      Gavilon
     Gavilon brought an arbitration claim against GreenHunter BioFuels, Inc. during May 2009 alleging that we breached a contract for the purchase of animal fat feedstock for our biodiesel refinery in Houston. We deny that any form of contractual agreement was ever entered into or agreed to between the parties. Accordingly, no amounts have been accrued.
     We have been served with this claim and have formulated a response. At this point in the arbitration process, we believe it is too early to determine the ultimate outcome of this lawsuit.
      Steel Painters
     Steel Painters has brought suit against GreenHunter BioFuels and GHE for failure to pay for goods and services rendered. GreenHunter Energy is seeking a dismissal for lack of a claim against it. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of this lawsuits. Accordingly, no amounts have been accrued.
      Bridgefield Electrical Services and Quality Contract Services
     Bridgefield and Quality have brought suit against GreenHunter BioFuels and GHE for failure to pay for goods and services rendered. The law suits were settled in the third quarter for immaterial amounts.
     Shamrock Gulf
     Shamrock Gulf, LLC brought suit against GreenHunter BioFuels for failure to pay for goods and services rendered. The lawsuit was settled on July 28, 2009 for an immaterial amount.
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases made by us during the nine months ended September 30, 2009, of our common stock.

			(c)
			Total Number of
			Shares Purchased	(d)
			as Part of a	Maximum Number
			Publicly	of Shares that May
	(a)	(b)	Announced	Yet be Repurchased
	Total Number of	Average Price Paid	Repurchase	Under the Plan or
Period	Shares Purchased	per Share	Program	Program

January 1 through January 31, 2009	—		—	410,600
February 1 through February 28, 2009	—	$—	—	410,600
March 1 through March 31, 2009	—	$—	—	410,600
April 1 through April 30, 2009	—	$—	—	410,600
May 1 through May 31, 2009	—	$—	—	410,600
June 1 through June 30, 2009	—	$—	—	410,600
July 1 through July 30, 2009	—	$—	—	410,600
August 1 through August 30, 2009	—	$—	—	410,600
September 1 through September 30, 2009	—	$—	—	410,600
See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation
3.2*	Amendment to the Certificate of Incorporation
3.3*	Bylaws
3.4 †	Amendment No. 1 to the Bylaws
4.1****	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock
4.2****	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC
4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors
4.4****	Certificate of Designations of 2008 Series B Convertible Preferred Stock
10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders
10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders
10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement
10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility
10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.
10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors
10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders
10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.
10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.
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
See accompanying notes to consolidated financial statements

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: November 16, 2009	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer

Date: November 16, 2009	By:	/s/ David S. Krueger
David S. Krueger
Vice President, and Chief Financial Officer

See accompanying notes to consolidated financial statements