Form 10-K
period 2009-12-31
GreenHunter Energy, Inc.
filed 2010-03-31
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ___________.
Commission File No. 001-33893
GREENHUNTER ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4864036

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1048 Texan Trail, Grapevine, Texas 76051

(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (972) 410-1044
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock ($.001 par value)	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates was $9,799,992 as computed by reference to the closing price on that date.
The number of shares outstanding of the registrant’s common stock at March 30, 2010 was 22,116,464.

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

     We are currently focused on the renewable energy sectors of wind, biomass and biofuels. Our assets consist of leases of real property for future development of wind energy projects located in Montana, Texas, Wyoming and California, one of the nation’s largest biodiesel refineries located in Houston, Texas, and a biomass power plant located in El Centro, California. It is our intention in the future to expand our renewable portfolio to possibly include solar, geothermal and ethanol (generated from sources other than corn). We believe a unique opportunity exists at our El Centro, California holdings to possibly build a “renewable energy campus” that could include some or all of these alternative energy businesses, including solar, geothermal and sugarcane based ethanol.
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
Government Initiatives
     Tax Incentives. The primary federal government incentive intended to lower the effective cost of biodiesel is the biodiesel blenders excise tax credit, which is available to registered blenders of biodiesel and petroleum diesel. As an independent biodiesel producer and blender, we are a direct recipient of the tax credit. Due to Congressional action signed into law in October 2008, all biodiesel fuel, regardless of feedstock source, now qualifies for the $1.00 per gallon biodiesel incentive as of January 1, 2009. The tax credit expired on December 31, 2009. On March 10, 2010, the U.S. Senate passed the American Workers, State, and Business Relief Act of 2010 (H.R. 4213) providing, among other provisions, a one year retroactive extension of the biodiesel tax incentive. With passage of H.R. 4213, the U.S. House and U.S. Senate must reconcile the differences between the two versions of the bill approved by the respective chambers. H.R. 4213 as approved by the U.S. House in December, 2009 also provides for a one year retroactive extension of the biodiesel tax incentive. Under the previous legislation, biodiesel produced from second use, or non-virgin, feedstocks, such as yellow grease collected from restaurants, was eligible for a reduced $0.50 per gallon tax incentive. The new legislation also closes the so-called “splash and dash” loophole, which allowed foreign-produced biodiesel to be imported to the U.S., splash blended to claim the tax incentive, and then exported to a third country for final use. In December 2007, the Energy Independence and Security Act of 2007 established a renewable fuels standard for biodiesel use in the United States of one billion gallons by 2012.
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
     We completed construction and began commissioning of this facility during 2008. The refinery construction was financed by using our existing capital, our credit facility with WestLB, and our redeemable debenture offerings.
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
Current Economic Conditions and Plant Status
     We completed and began commissioning our Houston refinery during the third quarter of 2008. Shortly after we had begun production, we were forced to shut down our facility as a result of damages caused by a direct hit from Hurricane Ike. We completed the major repairs to our refinery during September, October and November of 2008 and were able to resume biodiesel production during the last week of November 2008.
     As a result of poor biodiesel economics due to high feedstock prices and low finished product prices, which has a direct correlation to the price of crude oil, we limited operations at the refinery during calendar 2009 to terminal storage, toll processing and toll distillation services. This limited operation has continued into calendar 2010. We generated $693,326 of total revenue from the terminal storage operation in 2009 and anticipate an increase in revenue during 2010 as we lease out additional tankage to third parties. Biodiesel economics in the United States require support from federal subsidies in order to be competitive with petroleum products. Historically we have received a tax credit of up to $1.00 per gallon from our biodiesel manufacturing and blending operations. Unfortunately for us and the biodiesel industry as a whole here in the United States, this federal tax credit expired on December 31, 2009. Additionally, we do not currently have the necessary capital resources to purchase the large volumes of feedstocks required by our facility, and we believe we would face difficult profit margins at best even if we were able to find the necessary financing. We estimate that the terminal storage and distillation services will allow our facility to have a base level of cash flow that will allow us to make the necessary debt service payments and fund a reduced operation until the tax credit is extended by the U.S. government and the biodiesel markets recover.
Biomass
     Biomass power, is the use of biomass to generate electricity. Biomass is any organic matter which is available on a renewable or recurring basis, including trees, plants and associated residues; plant fiber; animal wastes; industrial waste; and the paper component of municipal solid waste.
     Biomass is considered to be a replenishable resource because it can be replaced fairly quickly without permanently depleting the Earth’s natural resources. By comparison, fossil fuels such as crude oil, natural gas and coal require millions of years of natural processes to be produced. Therefore, mining coal and producing crude oil and natural gas depletes the Earth’s resources for thousands of generations. Alternatively, biomass can easily be grown or collected, utilized and replaced.
     Energy crops involve a “closed-loop process” in that they are grown specifically for their ability to generate energy. Crops such as switch grass, cottonwood and sugar cane are attractive for fuel. Additionally, these crops are short rotation crops; they regrow after each harvest, allowing multiple harvests without having to replant. Manure from cattle feedlots and dairies can also be put to practical use as a renewable energy source and a biomass plant feedstock for certain biomass facilities.
     The use of biomass to create energy also has positive environmental implications. Carbon dioxide is a naturally-occurring gas. Plants collect and store carbon dioxide to aid in the photosynthesis process. As plants or other matter decompose, or natural fires occur, CO2 is released. In the past 150 years, the period since the industrial revolution, carbon dioxide levels in the atmosphere have risen from around 150 ppm to 330 ppm, and are expected to double again before 2050.
Mesquite Lake Resource Recovery Plant Acquisition
     We acquired Mesquite Lake Resource Recovery Plant (“Mesquite Lake”) during 2007. Mesquite Lake is an 18.5 MW waste-to-energy facility located in El Centro, California. This Imperial County facility was originally built in 1989 at a cost of approximately $68 million to process cow manure into power and operated until December 1994, when its Power Purchase Agreement (“PPA”) was repurchased by Southern California Edison. Several modifications were implemented during its operating life to improve plant performance leading to a 95% on-line capacity factor during its last year of operation. The plant has not operated since 1994.
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

     During 2008 we began refurbishing this facility. During the course of our air permit review, we determined that the existing air permit was not sufficient to support our operations. We put the project on hold during the fourth quarter of 2008 while we were implementing the re-permitting process. Due to this process, we have been able to incorporate a planned expansion of up to 10 MW and have executed a new PPA with significantly higher pricing than the one we acquired with the plant. Prior to resuming construction at the plant, we must raise additional funding either through bank financing, a loan with a governmental agency or the placement of additional debentures. In March of 2010, the Imperial County California Board of Supervisors unanimously approved one or more series of tax-exempt obligations by the California Enterprise Development Authority for the Mesquite Lake facility. This approval opened up the opportunity for us to pursue low-cost funding for the majority of the projected construction costs of Mesquite Lake. In March 2010, we submitted an application to the California Debt Limit Allocation Committee for allocation of a $20 million award of the American Recovery and Reinvestment Act of 2009 (ARRA) Recovery Zone Facility Bonds (RZFB). We hope to be able to resume construction of the facility during the second half of 2010.
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
     The facility has or is currently pursuing all necessary permits required for operations. Biomass consisting of wood and agricultural waste will be placed and burned in two circulating fluidized bed boilers. The facility is expected to process approximately 623 tons per day (227,269 tons per year) of wood and agricultural waste. The fuel supply for the facility will be a blend of dry wood and green wood which will produce approximately 5,000 Btu per pound on average. The steam generated by the boilers will expand across a steam turbine to power a generator that will produce 28.5 MW of renewable electricity per hour. Two and one-half MWs of electricity will be used to power the facility, and 26 MWs will be sold into the electricity marketplace.
     The facility’s location in Southern California is strategic, not only because population density is driving electricity demand, but also because of the excellent fuel supply and transportation access. The facility’s new power purchase agreement (“PPA”) with Imperial Irrigation District is for Renewable power, to meet the needs of California’s Renewable Power Standard. Biomass power, unlike wind and solar power, is base-load generation, and has been used reliably in California for over 30 years. The facility is also important to the stability of the Imperial Irrigation District’s system. It is located in an area with little power generation, but a significant amount of load, and this results in a circumstance whereby the electricity generated by the facility will assist with attaining the minimum amount of power required to ensure the system’s stability. The facility is also located in an area of California that has experienced significant economic contraction during the last few years and will benefit from the jobs to be created by the facility.
     The renewable power incentives instituted in the past year have resulted in an economic situation which makes the refurbishment of the facility economic. We estimate the total costs of construction and refurbishment to be approximately $30 million for a total investment by it in the facility of $51 million. Current costs to build a biomass facility of the same size would be approximately $82-94 million, thereby making it much more cost effective to refurbish the existing facility than build a new facility. In addition, the physical characteristics of the facility are strong assets, the electrical infrastructure of the facility is in excellent operational shape and the power generation and distribution infrastructure of the facility is in very good condition with a limited amount of overhaul needed.
     The facility’s PPA with the Imperial Irrigation District is to provide up to a maximum of 27 MW of net output for 20 years. We have also received interest from the market for additional generation capacity.
     The Mesquite Lake biomass plant will require an estimated $36.5 million to refurbish and begin generating electricity; we have already completed approximately $12.7 million worth of these costs. This project is currently finalizing engineering designs and final regulatory approval. We are currently pursuing the placement of debentures as well as seeking a loan with a governmental agency to finance the remaining construction and start up of the Mesquite Lake Resource Recovery Facility.
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
     Wind turbines, like windmills, are mounted on a tower to capture the most energy. At 197 feet (60 meters) or more above ground, they can take advantage of the faster and less turbulent wind. Turbines catch the wind’s energy with their propeller-like blades. Usually, two or three blades are mounted on a shaft to form a rotor.

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
Current GreenHunter Energy Wind Projects
     We currently have three wind projects in which we are active and a number of other potential opportunities. We have developed projects in Texas, California, Wyoming and Montana. Currently all our wind projects are in various stages of environmental studies, meteorological evaluations and power market evaluations. In light of today’s difficult credit markets, it is management’s current intention to continue to explore projects in key markets. We will continue to focus on smaller projects located near population centers in Texas.
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
Divestment of Equity Interest in MingYang
     During 2009, GreenHunter sold its 3.6% equity interest and right to purchase an additional 2.38% equity interest in MingYang Wind Power Technology Co., Ltd, (“MingYang”) based in Guang Dong Province, People’s Republic of China (“PRC”) for approximately $9.1 million. We purchased these interests in 2007 for approximately $7 million.
     The following is a brief summary of each of our current wind projects:
California
Ocotillo Wind Project, Imperial County
•	6,280 acres under lease with the Bureau of Land Management

•	Seeking monitoring and testing ROW

•	Potential for 150 MW

     The Company sold the Ocotillo wind power development project to Ocotillo Express, LLC, a wholly-owned subsidiary of Pattern Renewables, LP, for an initial cash payment plus additional required cash milestone payments that will be determined in the future based on the amount of installed megawatts of power generation ultimately constructed at the project site.
Texas
Hilltop Wind Project, Palo Pinto County
•	1 Meteorological tower installed in June 2008 at 60 meter hub height

•	1,200 acres under lease

•	Potential for 36 MW
Snow Hill, Morris and Titus Counties
•	1 Meteorological tower installed in June 2008 at 60 meter hub height

•	Small tract leased for meteorological tower installation

•	Potential for 80 MW
Wyoming
Wheatland Wind Project
•	3 Meteorological towers installed in October 2008

•	Right-of-Way grant from BLM for 19,400 acres

•	Potential for 3-500 MW

•	GreenHunter is a minority owner
Competition
     We are currently competing with other producers of wind energy for leases, power purchase agreements, equipment and access to transmission lines. We believe we can favorably compete in this market based on our ability to identify viable prospects. We will continue to evaluate buying and selling development projects.
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
Employees
     As of March 30, 2010, we had 13 employees working on behalf of the corporate office in Grapevine, Texas. There were 11 employees working on behalf of GreenHunter BioFuels, Inc.

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
We have yet to attain profitable operations and we will need additional financing to fund our activities.
     We are dependent upon our ability to obtain sufficient financing to continue our development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operation. We will be required to raise additional financing to fully implement our entire business plan.
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
     We may suffer from increasing costs in retrofitting current acquisitions. For example, while we have completed the acquisition of a biomass plant located in Mesquite Lake, California, substantial costs will be incurred in retrofitting and repairing this plant in a manner that will allow commercial operations. While we have attempted to project such costs, changes in engineering scope, increases in construction, labor, or capital expenses could impair our ability to successfully achieve our investment objectives.
We have significant debt that could adversely affect our financial health and prevent us from fulfilling our obligations.
     We have a relatively high amount of indebtedness. As of December 31, 2009, we had total indebtedness of approximately $66 million. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. In addition, our ability to obtain additional financing in the future may be impaired by our leverage and existing debt covenants. Our indebtedness could:
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
     Our operations and financial success will significantly depend on our managerial personnel. Our managerial personnel have the right to make all decisions with respect to management and operation of our business and affairs. We are dependent on the executive officers and key personnel of GreenHunter and our ability to attract and retain qualified personnel. Our profitability could be adversely affected if we lose members of our management team. We have not entered into any employment agreements with any of our management personnel nor have we obtained “key man” life insurance on any of their lives. Further, our officers’ and directors’ allocation of their time to other business interests could have a negative impact on our ability to achieve our business objectives. All of our officers are required to commit their full work hour time to our business affairs, with the exception of Gary C. Evans, our Chief Executive Officer, and David S. Krueger, our Chief Financial Officer, who maintain officer and director positions and relationships with other companies. For a discussion regarding the potential conflicts of interest that you should be aware of, see the risk factor below regarding conflicts of interest of our officers and directors.

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
     Under the Economic Emergency Stabilization Act of 2008, these tax incentives expired at the end of 2009. On March 10, 2010, the U.S. Senate passed the American Workers, State, and Business Relief Act of 2010 (H.R. 4213) providing, among other provisions, a one year retroactive extension of the biodiesel tax incentive. With passage of H.R. 4213, the U.S. House and U.S. Senate must reconcile the differences between the two versions of the bill approved by the respective chambers. H.R. 4213 as approved by the U.S. House in December, 2009 also provides for a one year retroactive extension of the biodiesel tax incentive. The failure to renew the biodiesel tax credits described above or other programs could harm our business, financial condition and results of operations. In the United States, the Energy Policy Act of 2005 (Public Law No. 109-58), mandates a minimum amount of renewable fuel (biodiesel, ethanol, and other renewable fuels) to be used by petroleum refiners in the fuel supply market, increasing from 4.0 billion gallons in 2006 to 7.5 billion gallons by 2012. Under the final regulations, adopted pursuant to the Energy Independence and Security Act of 2007, U.S. Congress established a renewable fuels standard intended to encourage the use of 12.95 billion gallons of renewable fuels annually in 2010 and 36 billion gallons of renewable fuels annually by 2022.
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
     Historically, the price of biodiesel has correlated closely to the price of petroleum diesel which is directly correlated to the price of crude oil. The price of petroleum diesel fluctuates substantially and is difficult to forecast due to factors such as political unrest, worldwide economic conditions, supply and demand, seasonal weather conditions, changes in refining capacity, fluctuations in exchange rates and natural disasters. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel production facilities and on our general financial condition. Price fluctuations for biodiesel fuel may also impact the investment market, and our ability to raise capital. Although market prices for biodiesel fuel rose to record levels during 2007 and into 2008, the prices of crude oil and biodiesel fuel declined substantially in the second half of 2008. Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our business, financial condition and results of operations.
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
     The production of biodiesel is made significantly more competitive by federal and state tax incentives. The federal excise tax incentive program for biodiesel was originally enacted as part of the American Jobs Creation Act of 2004, but expired on December 31, 2009. Since January 1, 2009, this program provides fuel blenders, generally distributors, with a one-cent tax credit for each percentage point of biodiesel blended with petroleum diesel. For example, distributors that blend biodiesel with petroleum diesel into a B20 blend would receive a twenty cent per gallon excise tax credit. These tax credits generally allow for B100 biodiesel to sell at a premium over wholesale petroleum diesel, although the wholesale price paid by a blender to a producer may not reflect the full amount of the tax credit and the amount of the premium, if any, is generally less during colder months. On March 10, 2010, the U.S. Senate passed the American Workers, State, and Business Relief Act of 2010 (H.R. 4213) providing, among other provisions, a one year retroactive extension of the biodiesel tax incentive. With passage of H.R. 4213, the U.S. House and U.S. Senate must reconcile the differences between the two versions of the bill approved by the respective chambers. H.R. 4213 as approved by the U.S. House in December, 2009 also provides for a one year retroactive extension of the biodiesel tax incentive.
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
We need to negotiate extension of credit terms with our Lender.
     Due to the current economic conditions related to the biodiesel industry, we cannot make biodiesel at a profit at our Houston refinery. Our ability to repay indebtedness to our Lender is dependent upon us achieving profitable operations at our facility. Until such time as we can achieve and maintain profitable operations at our Houston facility, we need to negotiate terms with our lender allowing us to maintain ownership and operation of the facility. Unless we negotiate mutually agreeable terms with our lender regarding repayment of the credit facility secured by the Houston refinery, our plant is subject to being foreclosed upon by the lender.

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
     Section 45 of the Internal Revenue Code provides for a production tax credit of 1.5 cents (adjusted annually for inflation) per kilowatt hours of electricity produced by the taxpayer from a qualified facility during the 10-year period beginning on the date it was originally placed in service, and sold to an unrelated person. The production tax credit is reduced under a formula for any year in which the national average price of electricity produced from wind for the immediately succeeding year, or the “reference price,” exceeds 8 cents a kilowatt hour adjusted for inflation and is completely eliminated when the reference price exceeds 11 cents (adjusted for inflation) per kilowatt hour. The reference price for 2009 was 2.1 cents.
     The production tax credit which was scheduled to expire for qualified facilities placed in service after December 31, 2008, was extended by the Emergency Economic Stabilization Act of 2008 (Public Law 110-343) to qualified facilities placed in service before January 1, 2010. Under the American Recovery and Reinvestment Tax Act of 2009, the placed in service deadline for wind facilities has been extended to December 31, 2012. The elimination or significant reduction in the production tax credit described above could harm our business, financial condition and results of operations.
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
     The production tax credit is reduced under a formula for any year in which the national average price of electricity from biomass, or the “reference price,” exceeds 8 cents a kilowatt hour adjusted for inflation and is completely eliminated when the reference price exceeds 11 cents (adjusted for inflation) per kilowatt hour. For 2009, the production tax credit is 2.1 cents per kilowatt-hour for closed-loop biomass and 1.1 cents per kilowatt-hour for open-loop biomass.
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
     The production tax credit for qualified resources was scheduled to expire for qualified facilities placed in service after December 31, 2008. However, the Emergency Economic Stabilization Act of 2008 (Public Law 110-343) extended the production tax credit generally to biomass facilities placed in service before January 1, 2011. Under the American Recovery and Reinvestment Tax Act of 2009, the placed in service deadline for wind facilities has been extended to December 31, 2013. The elimination or significant reduction in the production tax credit described above could harm our business, financial condition and results of operations.
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
     Our common stock has been publicly traded only since January 2008. The price of our common stock has fluctuated significantly since then. From January 2, 2008, to March 30, 2010, the trading price of our common stock ranged from a low of $0.91 per share to a high of $25.45 per share and the closing trading price on March 26, 2010 was $1.34 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:
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
     Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 30, 2010, there were 67,883,536 authorized but unissued shares of our common stock available for issuance and 9,976,825 shares of preferred stock available for issuance. As of December 31, 2009, the number of shares of our common stock subject to outstanding options, warrants, GreenHunter’s Series A convertible preferred stock and GreenHunter’s Series B convertible preferred stock was 16,958,448. At March 30, 2010, we had no commitments to issue additional shares of common stock and we will, in all likelihood, issue a substantial number of additional shares of our common stock, preferred stock or convertible securities, or a combination of common stock, preferred stock and convertible securities, to the stockholders of a potential target or in connection with a related simultaneous financing to complete a business combination or asset purchase. The issuance of additional common stock, preferred stock or convertible securities may:
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
     All of our officers are required to commit their full work hour time to our business affairs, with the exception of Mr. Evans and Mr. Krueger. Due to existing management and board of director positions and other business interests that Mr. Evans maintains with other companies, Mr. Evans cannot commit all of his work hours to GreenHunter. Mr. Krueger is also an officer with another public company. However, subject to Board approval where appropriate, all material corporate, strategic and financial decisions will be reviewed and ultimately decided by Mr. Evans.
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
We are subject to credit market risk.
     Distress in the credit and financial markets has reduced liquidity and credit availability. The Company has a credit facility consisting of a fully utilized $33.5 million term loan facility and a $10 million working capital facility with WestLB, which the bank may, in its sole discretion, increase up to an aggregate of $150 million (including the $43.5 million commitment). As of March 30, 2010, approximately $38 million was outstanding under this credit facility, and the Company had no borrowing availability. The lender has agreed to waive any events of default under the credit facility until April 30, 2010. Credit market risk could negatively impact WestLB’s ability and willingness to fund the commitment amount of the credit facility and to increase the credit facility up to $150.0 million or any lesser increased amount. Credit market risk could also negatively impact the Company’s suppliers being able to make deliveries in accordance with their commitments.
In the event we cannot comply with the requirements of the Sarbanes-Oxley Act of 2002 or we acquire a business that is unable to satisfy regulatory requirements relating to internal controls, or if our internal controls over financial reporting are not effective, our business and our stock price could suffer.
     As a reporting public company, we are currently subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and will need to have an audit of our management’s assessment of internal control beginning in fiscal year 2010. In addition, such statute also requires an evaluation of any target business acquired by us. Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls, including an evaluation of any target businesses acquired by a company. In the event the internal controls over financial reporting of a target business cannot satisfy the regulatory requirements relating to internal controls or if these internal controls over financial reporting are not effective, we may not be able to complete a business combination with the target business without substantial cost or significant risks to our company or our management may be unable to certify as to the effectiveness of the internal controls and our auditor may be unable to publicly attest to this certification following the completion of a business combination. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal controls over financial reporting and our independent auditors’ attestation of that assessment may require the commitment of significant financial and managerial resources or may prevent a business combination with certain target businesses. If we fail to timely complete our evaluation, if our management is unable to certify the effectiveness of the internal controls of our company or the acquired business or if our auditors cannot attest to management’s certification, we could be subject to regulatory scrutiny and loss of public confidence, which could have an adverse effect on our business and our stock price.

Our outstanding options, warrants and convertible preferred stock may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.
     We have issued options to purchase 7,989,500 shares of common stock, warrants to purchase 6,208,948 shares of common stock, and preferred stock convertible into 2,760,000 shares of common stock, as of December 31, 2009. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these options and warrants or conversion of the preferred stock could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised or converted, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our options, warrants and preferred stock may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the options, warrants and preferred stock could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If, and to the extent, these options, warrants and preferred stock are exercised or converted, respectively, you may experience dilution to your holdings.
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
     Defendant has been served with this lawsuit and has answered the lawsuit. Defendant vigorously denies the allegations in the lawsuit and believes the lawsuit is completely without merit. Defendant has filed a countersuit against plaintiff for failure to make payments to defendant under the contract. The parties have exchanged discovery and the case is set for trial in 2010.
     Jacob Stern & Sons, Inc., Plaintiff vs. GreenHunter BioFuels, Inc., Defendant, in the District Court of Harris County, Texas, 334th Judicial District. Plaintiff brought suit against the defendant on February 19, 2009 alleging that the defendant breached two separate contracts for the purchase of animal fat feedstock for its biodiesel refinery in Houston. Defendant has denied that a contractual agreement ever existed or was entered into between the parties.
     Defendant has been served and has answered the lawsuit. The parties have responded to initial discovery requests. At this point in the litigation process the Company believes it is too early to determine the ultimate outcome of this lawsuit.
     Crown Engineering & Construction, Plaintiff vs. GreenHunter Energy, Inc., Defendant, Superior Court, County of Imperial, El Centro District, CA., Case # ECU05117. Plaintiff brought suit against the Defendant on April 1, 2009 alleging that the Defendant breached the contract for services to refurbish the Company’s biomass plant in California. Defendant has denied that the alleged amount is due in full. The parties have settled this lawsuit.
     In addition, GreenHunter Energy has been sued by various subcontractors of Crown Engineering and Construction regarding the payment for services to refurbish the Company’s biomass plant in California. GreenHunter Energy is currently negotiating with all subcontractors to settle the various amounts due with the subcontractors.
Item 4. Submission of Matters to a vote of Security Holders
     On October 19, 2009, the Company conducted its annual shareholders’ meeting. The first item of the meeting concerned the vote upon the proposal for the establishment of a classified board of directors.
     The results of the proxies voting for and the proxies voting against the proposal is as follows:
13,864,244 shares or 100% of the outstanding shares represented at the meeting voted in favor of the above-described proposal.
0 shares voted against the above-described proposal.
0 shares abstained from voting.
     The next item of the meeting concerned the vote upon the proposal to elect the Board members.
     The results of the proxies voting for and the proxies voting against the proposal is as follows:

For each director:
Gary C. Evans, Class III
13,864,244 shares, or 100% of the outstanding shares represented at the meeting voted in favor of the nominee.
0 shares voted against the nominee.
0 shares abstained from voting.
Ronald H. Walker, Class I
13,864,244 share, or 100% of the outstanding shares represented at the meeting voted in favor of the nominee.
0 shares voted against the nominee.
0 shares abstained from voting.
Ronald Ormand, Class II
13,864,244 shares or 100% of the outstanding shares represented at the meeting voted in favor of the nominee.
0 shares voted against the nominee.
0 shares abstained from voting
     The next item of the meeting concerned the vote upon the proposal to ratify the appointment of Hein & Associates as the Corporation’s independent auditors.
     The results of the proxies voting for and the proxies voting against the proposal is as follows:
13,864,244 shares, or 100% of the outstanding shares represented at the meeting voted in favor of the above-described proposal.
0 shares voted against the above-described proposal.
0 shares abstained from voting.

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

			Average
			Daily
			Trading
			Volume
	High	Low	(Shares)

2008
First Quarter	$20.50	$12.00	3,640
Second Quarter	$25.45	$11.81	26,642
Third Quarter	$19.25	$11.55	39,256
Fourth Quarter	$14.30	$3.28	36,287

2009
First Quarter	$5.25	$1.16	30,429
Second Quarter	$4.32	$0.91	292,592
Third Quarter	$3.18	$1.40	295,976
Fourth Quarter	$2.08	$0.99	108,000
     On March 26, 2010, the last reported closing price of our common stock on the NYSE Amex was $1.34 per share. Our registrar and transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. As of March 26, 2010, there were 568 record holders of our common stock.
     We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of our business activities.

	Equity Compensation Plan Information
			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,000,000	$6.17	—
Equity compensation plans not approved by security holders	5,989,500	$8.02	—
Total	7,989,500	$7.56	—
Item 6. Selected Financial Data
     Not applicable.

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
Overview
     Prior to April 13, 2007, we were a start up company in the development stage. Our plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We currently have ongoing business initiatives at GreenHunter in wind through GreenHunter Wind Energy, LLC (“Wind Energy”) and Wheatland Wind Power, LLC (“Wheatland”), in biodiesel and methanol through GreenHunter BioFuels, Inc. (“BioFuels”), and in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”). It is our goal to become a leading provider of clean energy products.
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
     If capital is available, we expect a technical grade glycerin project production unit to be completed and commissioned in 2011, and to have a glycerin distillation project which will produce US Pharmaceutical Grade Glycerin — Non Certified, in 2011 — also pending availability of funding for the glycerin project. All 638 thousand barrels of the Houston Terminal Project bulk storage tanks are presently erected. There remains some minor piping, pumps, instruments, containment and lighting repairs yet to be completed for final completion of the Houston terminal project.

     We do not expect to operate at a profit before our biodiesel and glycerin refineries are completely constructed and operational. Due to current economic conditions of both available capital and the biodiesel markets overall, we made the decision during January 2009 to suspend operations of the biodiesel refinery until the biodiesel market conditions recover. Until the refinery resumes operations, we plan to continue to provide terminal services at the refinery to provide some operating cash flow to cover overhead costs and interest on the non-recourse debt.
BioMass
     In May 2007 we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in El Centro, California, which we began refurbishing during 2008. During 2008 we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We expect to obtain the new air permit during first quarter 2010 and executed a new power purchase agreement in October 2009. We plan to resume construction on the possible expansion of up to 7 megawatt (“MW”) sometime during the first or second quarter of 2010, assuming additional sources of funding are obtained. In March of 2010, the Imperial County California Board of Supervisors unanimously approved one or more series of tax-exempt obligations by the California Enterprise Development Authority for the Mesquite Lake facility. This approval opened up the opportunity for us to pursue low-cost funding for the majority of the projected construction costs of Mesquite Lake. In March 2010, we submitted an application to the California Debt Limit Allocation Committee for allocation of a $20 million award of the American Recovery and Reinvestment Act of 2009 (ARRA) Recovery Zone Facility Bonds (RZFB).
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
Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008:
     BioFuels Revenues
     For the year ended December 31, 2009, we had total revenues of $5.8 million, consisting of $4.9 million in biodiesel sales, terminal services of $693 thousand, including storage and material handling charges, and biodiesel toll distillation revenues of $166 thousand, including storage and material handling charges. Revenues in the prior year consisted of product sales of $4.6 million, comprised of $621 thousand in methanol sales, $4.0 million in biodiesel sales, and $18 thousand sales of raw materials, and revenue from terminal operations, including storage and material handling charges, of $373 thousand.
     BioFuels Costs of Sales and Services
     For the year ended December 31, 2009, we had costs of sales and services of $8.7 million compared to $14.2 million during the year ended December 31, 2008. Our 2008 costs included $10.6 million of costs related to our inventory consumption and losses which includes a lower of cost or market impairment of $4.6 million related to the large decrease in both the value of our raw materials on hand and the biodiesel produced at the plant and $6 million in costs, including feedstock and chemicals, which are directly related to the production of our methanol and biodiesel. The remaining $3.6 million in costs of sales and services were related to our terminal operations and excess capacity while our refinery was operating, including utilities, direct labor and other production costs.
     Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $67 thousand in 2009 compared to $542 thousand in 2008. The decrease is the result of the expiration of the projects in Montana during second quarter of 2009 that were not renewed.
     Biomass Project Costs
     We incurred project costs associated with our biomass projects of $38 thousand in the 2009 period compared to $238 thousand in the 2008 period. These costs were associated with consulting and travel costs associated with the refurbishment of our Mesquite Lake plant.
     Hurricane repairs and losses
     In 2009, we recorded a credit of $10.9 million to hurricane repairs and losses, due to the settlement and accrual of insurance proceeds from casualty and environmental claims as a result of Hurricane Ike. During 2008, we incurred a total of $5.6 million in hurricane losses, net of anticipated insurance recoveries, as a result of our Houston BioFuels campus being hit by Hurricane Ike during September of that year. Our corporate hurricane loss of $558 thousand was related to power cogeneration equipment which was stored at our BioFuels site and was damaged due to the high water, and is net of anticipated insurance recoveries. Our BioFuels hurricane loss during fiscal 2008 of $5.0 million was due to $2.3 million in inventory losses and contamination, $974 thousand in environmental clean-up work, and $6.1 million in repairs and equipment replacements at our plant; these losses were partially offset by anticipated recoveries of $4.4 million.
     Depreciation Expense
     Depreciation expense was $4.3 million during the 2009 period compared to $2.7 million during the 2008 period; the increase was due primarily to depreciation on our biodiesel refinery and terminal which began during August 2008.
     Loss on Asset Impairments
     Our loss on asset impairment was $4.8 million during 2009, compared to $21.8 million during 2008. For 2009, impairments of $1.5 million were related to our Port Sutton lease option which expired during April 2009 while impairments of $170 thousand were related to a decline in the value of our cogen equipment. We also recorded an additional $3.2 million in impairments related to our BioFuels campus due to significant doubt regarding the recoverability of our plant investment given our liquidity and time constraints and the current condition of the biodiesel market. In 2008, we recorded impairments of $2.6 million related to a terminated power purchase agreement and invalid air permits that were acquired at our Mesquite Lake project, and we recorded an additional $19.1 million in impairments related to our BioFuels campus.
     General and Administrative Expense
     General and administrative expense (“G&A”) was $11.4 million during the 2009 period versus $22.4 million during the 2008 period, a decrease of $11 million.
     Unallocated corporate SG&A decreased approximately $10.5 million between the two periods, decreasing from $15.9 million down to $5.4 million. The decrease is due to decreases in salaries and personnel-related costs, excluding stock compensation, office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of management’s efforts to reduce operating costs, which were offset by an increase in stock compensation.

     BioFuels SG&A decreased $123 thousand, to $4.3 million during 2009, as compared to $4.4 million during 2008. This decrease was primarily due to decreased operations at our BioFuels campus during the current year.
     BioMass SG&A was approximately $1.1 million during the 2009 period versus approximately $1.1 million during the 2008 period.
     Wind Energy SG&A decreased approximately $541 thousand, down to $639 thousand resulting from decreased new project related costs compared to 2008.
     Operating Loss
     Our operating loss was $13 million in the 2009 period versus a loss of $63 million in the 2008 period. The reduction was due principally to hurricane losses and impairment incurred in 2008, reductions in corporate compensation expense, and reductions in plant operating costs at our Houston plant in 2009.
     Our BioFuels segment generated operating loss of $4.1 million and loss of $40.2 million, during 2009 and 2008 respectively. The reduction was due to hurricane losses and impairment in 2008 and decreases in plant operating costs in 2009 compared to 2008.
     Our Wind Energy segment generated an operating loss of $752 thousand during 2009 as compared to an operating loss of $1.5 million during 2008 due to decreased project related costs as a result of fewer active projects in 2009.
     Our BioMass segment generated operating losses of $1.2 million during 2009 and $3.5 million during 2008; the decrease was due to decreased SG&A costs related to the Mesquite Lake project.
     Our unallocated corporate operating loss was $6.8 million for the 2009 period, compared to an operating loss of $16.7 million during the 2008 period. The decrease was primarily due to decreases in our SG&A as a result of lower salary and related personnel costs and insurance proceeds received in the 2009 period for assets damaged in Hurricane Ike.
     Interest and Other Revenues
     Interest and other revenues were $4.7 million during the 2009 period and $652 thousand during the 2008 period. The increase of $4 million was primarily due to $2.8 million in forgiveness of indebtedness on trade payables and a $1.1 million gain on the sale of our equity interest in MingYang.
     Interest, Accretion and Other Expense
     Interest, accretion and other expense increased from $4.0 million during the 2008 period up to $7.1 million during the 2009 period. The increase is due to increased interest expense related to our fully borrowed construction loan and redeemable debentures.
     Discontinued Operations
     We recorded gains of $563 thousand from discontinued operations related to our Telogia plant which was sold during the first quarter of 2009. This resulted from insurance proceeds of $725 thousand per the purchase agreement, offset by operating costs composed of payroll and utility expenses at the plant prior to its sale. We recorded a loss of $49 thousand due to the abandonment of our Haining City wind farm interests, and a loss of $26 thousand related to the discontinuance of the Wheatland Wind Project.

     Preferred Stock Dividends
     Dividends on our preferred stock were $1.0 million in the 2008 period versus $776 thousand in the 2009 period. The decrease was the result of the conversion of 5,750 shares of Series A Preferred Stock into 1,150,000 shares of common stock between March and September of 2009.
     Deemed Preferred Stock Dividends
     In the 2008 period, we recorded non-cash deemed preferred dividends of $13.9 million in relation to the Series B preferred stock issuance to reflect the excess of the fair value of the securities issued in the transaction over the carrying value of the warrants cancelled in connection with the transaction.
     Additionally, in association with our September 15, 2008 dividend, we recorded non-cash dividends on both series of our preferred stocks of $599 thousand which was equal to the fair value of the warrants issued on that date.
     Net Loss to Common Shareholders
     We realized a net loss of $16.2 million in the 2009 period compared to a net loss of $66.2 million in the 2008 period, primarily due to the deemed preferred dividends and Hurricane losses and impairment in 2008, as well as decreased operating costs at our Houston plant, and increase in other income in the 2009 period.
Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007:
     Due to the acquisition of our BioFuels business unit on April 13, 2007, our operating results in the 2007 period included approximately nine months of BioFuels’ operating results, while the 2008 period contains a full twelve months of operating results for 2008.
     BioFuels Revenues
     For the year ended December 31, 2008, we had product sales of $4.6 million, consisting of $621 thousand in methanol sales, $4.0 million in biodiesel sales, and $18 thousand sales of raw materials. We also had revenue from terminal operations, including storage and material handling charges of $373 thousand. Revenues in the prior year period consisted of $616 thousand in fuel oil sales related to the acquired plant’s prior operations, $96 thousand in processing revenues, and $341 thousand in methanol sales. Of these prior year revenue streams, only the methanol sales were continued during 2008.
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
Liquidity and Capital Resources
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of both biodiesel and our feedstock inventories previously adversely impacted our inventory values and resulting working capital positions. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April through December 2009. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     As of December 31, 2009, we had a working capital deficit of $45 million which includes a $37.7 million non-recourse note payable due by a wholly-owned subsidiary. This note payable is non-recourse to the parent, GreenHunter Energy, and is included in current liabilities due to the fact that the bank has extended the due date of the loan to April 30, 2010. If we do not close on a sale or other transaction to repay the note by that date, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are negotiating with the bank about extending the current deadline to allow more time as we are in discussions with potential buyers. We have continued to experience substantial losses from operations. These factors raise some doubt about our ability to continue as a going concern. In October 2009, we sold our equity ownership interests in Guangdong Ming Yang Wing Power Technology Co., Ltd for $9.1 million resulting in cash proceeds of $8.5 million, net of selling costs. We also have received a letter of guarantee from a principle stockholder of the company for up to an additional $1 million if needed to fund operations. The cash received, along with the letter of guarantee, improved our working capital position and has provided cash required to fund operations for the next twelve months. Since December 31, 2009, we have negotiated reductions in liabilities owed to creditors of approximately $2.2 million.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We believe we currently have sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are dependant on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the return of operations at our Houston biodiesel refinery and development of our Mesquite Lake biomass plant.
          On December 16, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. These loans are non recourse to GreenHunter Energy. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until March 31, 2010. The agreement was further amended on March 30, 2010 to extend such date to April 30, 2010. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009. If we do not close on a sale or other transaction to repay the note by April 30, 2010, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are in discussions with the bank about extending the current deadline to allow more time and we are continuing to talk with potential buyers.
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
Cash Flow and Working Capital
     As of December 31, 2009, we had cash and cash equivalents of approximately $6.9 million and a working capital deficit of $45.4 million as compared to cash and cash equivalents of $677 thousand and working capital deficit of $18.4 million in the prior period. These decreases in cash and working capital were due to the activities described below.
Operating Activities
     During 2009, operating activities provided $334 thousand versus used $29.1 million during 2008. A significant component of our working capital deficit at December 31, 2009 was $37.7 million in non-recourse debt at our BioFuels location. This debt is non-recourse to GreenHunter Energy (parent company) and is secured by certain assets at our biodiesel refinery. Changes in our cash and working capital during the quarter ended December 31, 2009 are described below.
     We continue to have no operating sources of income with which to pay our operating costs other than those revenues generated at our biodiesel refinery, and the use of those revenues are restricted under our credit agreement with a bank. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.
Financing Activities
     During the year ended December 31, 2009, we used cash of $4.7 million in our financing activities. These activities included issuing $1.7 million in redeemable debentures, payment of $175 thousand in deferred financing costs related to these debentures, $298 thousand in borrowing on notes payable, and repayment of approximately $6.5 million under our notes payable. Details of these activities are described below:
     Notes Payable
     During 2008, we financed our annual insurance premiums in the amount of $1.6 million. This note bore interest at a fixed rate of approximately 3.84% and is payable in monthly installments through March 15, 2009. We paid the remaining balance of this note of approximately $421 thousand during the first quarter of 2009.
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

     9% Series B Senior Secured Redeemable Debentures
     During July 2008, we announced the offering of our 9% Series B Senior Secured Redeemable Debentures. These notes have a term of five years. These debentures are non-recourse to GreenHunter Energy (parent company) and are secured by a second lien on our ownership interest in GreenHunter Mesquite Lake, LLC. During the first quarter of 2009, we raised $1.6 million, net of selling expenses, under this program.
     Nonrecourse Term Loan and Working Capital Loan
     BioFuels has a credit agreement with a bank which provides for a $33.5 million construction/term loan facility and a $10 million working capital facility in connection with the development, construction and operation of our BioFuels campus. The construction/term loan portion of the facility is for a term of nine years and the working capital facility revolves annually upon conversion of the construction loan to a term loan. Both facilities have prime (prime plus 3%) and LIBOR (LIBOR plus 4%) based interest rate options. During 2009, we made repayments of $4.9 million under the construction/term loan facility. During March 2009, we determined that we were not in compliance with certain covenants of the credit agreement and have accordingly classified the entire balance due as a current liability. On June 25, 2009, December 17, 2009 and March 30, 2010, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendments, the lender agreed to waive any claims of events of default until April 30, 2010. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009, escrowed an additional $500 thousand principal payment for its future scheduled payment date, escrowed all interest due on the loan through December 16, 2009, and postponed the repayment of the balance of its loans until April 30, 2010. If we do not close on a sale or other transaction to repay the note by that date, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are currently in discussions with the bank on matters pertaining to this deadline but the outcome of those discussions is uncertain at this time.
Investing Activities and Future Requirements
     Capital Expenditures
     During 2009, we invested approximately $790 thousand in capital expenditures, which was primarily comprised of a glycerin desalting project at our BioFuels campus.
     Forecast
     For 2010, we have not adopted a formal corporate capital expenditure budget due to our current lack of capital resources. We have formulated specific project budgets and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.
BioFuels
     While we do not have a formal capital expenditure budget in place, we plan to seek financing for approximately $1.8 million in capital projects at our Houston campus. These projects would consist of $500 thousand for glycerin desalting, $360 thousand for a water wash system, $580 thousand for improvements to our process, and $330 thousand for other upgrades. If sufficient capital is available, we would also pursue completion of our glycerin refinery for a total cost of approximately $4 million. Currently, due to lack of operating capital and the current biodiesel market, we have temporarily shut-down biodiesel production and methanol processing, and laid off most of our BioFuels employees. We estimate that our Houston campus will be restricted to terminal storage activities for most of 2010.

     BioMass
     BioMass is seeking financing for approximately $24 million in capital expenditures in 2009 for refurbishment and expansion costs at the Mesquite Lake biomass facility in El Centro, California. In March of 2010, the Imperial County California Board of Supervisors unanimously approved one or more series of tax-exempt obligations by the California Enterprise Development Authority for the Mesquite Lake facility. This approval opened up the opportunity for us to pursue low-cost funding for the majority of the projected construction costs of Mesquite Lake. In March 2010, we submitted an application to the California Debt Limit Allocation Committee for allocation of a $20 million award of the American Recovery and Reinvestment Act of 2009 (ARRA) Recovery Zone Facility Bonds (RZFB).
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
     Consulting Agreement with former owner of Mesquite Lake
     We previously granted the former owner of Mesquite Lake the non-exclusive right to represent us in the location and development of renewable energy projects. This entity was to be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects in exchange for a quarterly fee of $98 thousand. The quarterly payments began June 30, 2007 and were scheduled to continue every quarter thereafter until the last payment was due on June 30, 2012. During the fourth quarter of 2008, we suspended these payments to this entity pending resolution of a significant contractual dispute regarding the validity of certain air permits that were represented to be in place at Mesquite Lake on the date of our acquisition. As of December 31, 2009, we have accrued $588 thousand in fees related to this contract.
     Port Sutton
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and a ceiling of $25. These shares were to be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we were to issue an additional minimum number of 80,000 shares up to a maximum number of 140,351 shares. This lease option expired during April 2009.
     Mesquite Lake Power Purchase Agreement
     In August, 2009 we entered into a new 20 year Power Purchase Agreement with a major public utility based in Southern California for 100% of the net output of our Mesquite Lake biomass power plant located in Southern California. Under this Power Purchase Agreement we are required to begin power sales in 2011. Pursuant to the related brokerage agreement with a third party that assisted in the negotiations of this agreement, we were required to pay commissions of $300 thousand within 30 days of execution of the contract and an additional sum of $1.1 million on various dates subsequent to commercial operations of the plant for a total obligation of $1.4 million.

Critical Accounting Policies and Other
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. (“GreenHunter”) and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC (“Wind Energy”), GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), and GreenHunter BioFuels, Inc. (“BioFuels”). All significant intercompany transactions and balances have been eliminated.
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
Restricted Cash
     Restricted cash consists of cash deposits related to our BioFuels business that are legally restricted as to their use by the lending bank.
Inventories
     Raw material inventories consist of processed methanol, contaminated methanol, vegetable oil, animal fat, and process chemical feedstocks to be processed in our Houston refinery. Inventory also includes biodiesel finished product and work-in-process for our glycerin and biodiesel lines. Inventories are stated at the lower of cost or market. Cost is determined using the average method. See Note 7 to the financial statements for additional information on our inventories.
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
Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During 2009 we recorded impairments of $1.5 million related to our inability to pay the final lease option extension for our Port Sutton lease, $218 thousand related to a deposit on a wind project that was cancelled, and impairment of $170 thousand on equipment due to a reduction in value. We recorded additional impairments of $3.2 million and $19.1 million in 2009 and 2008, respectively, related to our Biofuels campus due to significant doubt regarding the recoverability of our plant investment given our liquidity and time constraints and the current economics of the biodiesel market. Additionally, during 2008, we recorded impairments of $2.6 million related to the permits and power purchase agreement acquired in our Mesquite Lake acquisition as the permits were determined to not be sufficient for our planned operation of the plant and the power purchase agreement was terminated to allow us to pursue a more valuable agreement with other utilities interested in the electricity output of the plant. There were no impairments in 2007.
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
Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with the provisions of the ASC standards which require companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals. See Note 11 to the financial statements for additional information on our stock-based compensation.

Income Taxes
     We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with ASC 740, Income Taxes.
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
     We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated balance sheets.
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
We have issued potentially dilutive instruments in the form of our convertible note payable, 8% Series A Preferred Stock, Series B Preferred Stock, common stock warrants and common stock options granted to our employees. There were 37,469,761, 15,748,448, and 10,576,194 potentially dilutive securities outstanding at December 31, 2009, 2008, and 2007, respectively. We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss during the periods.
Recent Accounting Pronouncements
     In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009. It did not have a material impact on our financial statements.
     In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated financial statements.
     In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.
     In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure that an entity has evaluated subsequent events through the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated financial statements. See Note 16 — “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.
     In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. As a result, in December 2009, the FASB issued ASC 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of ASC 2009-17 on our consolidated financial statements.
     In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.
     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of December 31, 2009, which did not have a material impact on our consolidated financial statements.
Contractual Obligations and Commercial Commitments
     We have the following contractual obligations as of December 31, 2009.

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
Contractual Obligations:
Fixed-rate long-term debt(a)	$3,072,766	$89,720	$298,832	$232,253	$2,451,961
Fixed-rate interest payments(a)	1,219,236	160,269	493,417	297,627	267,923
Nonrecourse Variable-rate long-term debt(b)	37,679,833	37,679,833	—	—	—
10% Series A Secured Redeemable Debentures(c)	29,243,966	3,680,978	25,562,988	—	—
Consulting agreement(e)	1,274,000	784,000	490,000	—	—
9% Series B Secured Redeemable Debentures(d)	7,202,806	516,926	4,965,380	1,720,499	—

Total Contractual Obligations	$79,692,607	$42,911,727	$31,810,617	$2,250,379	$2,719,884

(a)	Assumes 5.7% interest over the life of the note with principal payments, amortized on 25 year schedule, beginning January 20, 2009 and the remainder of the balance of the loan ballooning November 30, 2017.

(b)	Assumes quarterly payments at 5.0% interest.

(c)	Assumes 10% interest payments over their 5 year term.

(d)	Assumes 9% interest payments over their 5 year term.

(e)	Payments under consulting agreements have been suspended.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships. We previously provided certain trade guarantees on behalf of our 100% owned subsidiary BioFuels only.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through December 31, 2009.
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
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future we may enter into interest rate derivatives to change portions of our debt from floating to fixed or from fixed to floating. At December 31, 2009, we carried approximately $36.7 million in variable rate debt.
Item 8. Financial Statements and Supplementary Data
     See Item 15.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
     Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information required to be disclosed in reports filed by us under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Due to transition rules for newly reporting companies, we are not required to have an attestation report on our assessment by our registered public accounting firm until fiscal year 2010.
Changes in Internal Control over Financial Reporting.
     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our chief executive and chief financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     Based on our evaluation under the framework in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2009.
     This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     GreenHunter Energy’s directors and executive officers, including their ages and current positions with us and/or certain additional information, are set forth below.

Name	Age	Positions and Offices Held
Gary C. Evans	52	Chairman and Chief Executive Officer
Ronald D. Ormand	51	Director
Ronald H. Walker	72	Director
Jonathan D. Hoopes	42	Director, President and Chief Operating Officer
Morgan F. Johnston	49	Senior Vice President, General Counsel, and Secretary
David S. Krueger	60	Vice President and Chief Financial Officer

Gary C. Evans — Chairman and Chief Executive Officer
     Gary C. Evans is the Chairman and Chief Executive Officer and founder of GreenHunter Energy. Mr. Evans served as the Company’s President from inception until October 1, 2009. Mr. Evans has been Chairman and Chief Executive Officer of Magnum Hunter Resources Corporation (NYSE Amex: MHR) since May 2009. Mr. Evans is also a principal in Global Hunter Holdings, L.P., the parent of Global Hunter Securities, LLC., entities active in both direct capital investments and investment banking activities for numerous high growth Chinese based enterprises.
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
Ronald D. Ormand — Director
     Mr. Ormand has been a director of the Company since June 5, 2009. Mr. Ormand has been the Executive Vice President and Chief Financial Officer of Magnum Hunter Resources Corporation (NYSE Amex: MHR) since May 2009. Mr. Ormand has over twenty five years of investment and commercial banking experience in the energy industry. Currently, Mr. Ormand serves as Executive Vice President and Chief Financial Officer for Petro Resources Corporation (NYSE Amex: PRC) and previously served as President of Perugia Advisors, Inc, a financial advisory and private investment firm focused on the energy industry. Mr. Ormand served as President, Chief Financial Officer and member of the Board of Directors of Tremisis Energy Acquisition II, Corp., (“Tremisis II”) a special purpose acquisition company focused on energy and environmental projects until the sale of a majority interest in Tremisis II to a Korean Investment group in March 2009. Mr. Ormand remains as a member of the Board of Directors of Tremisis II. From 2005 to 2007, he served as Managing Director and Head of the North American Oil and Gas Investment Banking group at West LB AG. From 1988 until December 2004, Mr. Ormand was with CIBC World Markets and Oppenheimer & Co., and served as Managing Director and Head of CIBC World Markets’ U.S. Oil and Gas Investment Banking Group. Mr. Ormand received his B.A. in Economics in 1980 and his M.B.A. in Finance and Accounting in 1982 from the University of California Los Angeles, and studied Economics at Cambridge University, England in 1979.
Ronald H. Walker — Director
     Ronald H. Walker has been a director of the company since November 1, 2007. Mr. Walker currently serves as the President of the Richard Nixon Foundation. Prior to his retirement in 2001, Mr. Walker was a senior partner with Korn/Ferry International, the world’s largest executive search firm, for over 20 years. At Korn/Ferry, Mr. Walker’s client base included the Fortune 100 companies. Mr. Walker’s extensive record of government services includes Special Assistant to the President of the United States from 1969 to 1972 where he was the founder and first director of the White House Advance Office. In this position, he was responsible for planning and coordinating all Presidential travel both domestic and international. Those visits included all 50 states and 25 countries. He personally directed the preparations for the President’s historic trips to the People’s Republic of China and Russia.
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
Jonathan D. Hoopes — Director, President and Chief Operating Officer
     Mr Hoopes has served as a Director, President and Chief Operating Officer of the Company since October 1, 2009. Mr. Hoopes is a fifteen-year veteran of Wall Street who has spent most of his professional career in the investment banking and financial services industry with a focus on the traditional and renewable energy sectors as well as the information technology sector. He has served in various capital markets, investment banking, and equity research roles at Goldman Sachs, Deutsche Bank, and UBS in London, Hong Kong and New York. Most recently, Mr. Hoopes served as Managing Director at Think Equity, LLC where he led two teams of research analysts in the alternative energy and technology sectors. Mr. Hoopes has also provided cross-border strategic advisory services to clients in the energy technology and renewable energy sectors. He holds an MBA in International Finance from the Wharton School and an MA in East Asian Studies from the University of Pennsylvania.
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
David S. Krueger — Vice President and Chief Financial Officer
     David S. Krueger has served as Vice President and Chief Financial Officer of GreenHunter since May 2006. Mr. Krueger has served as Chief Accounting Officer of Magnum Hunter Resources Corporation since October 2009. From June 2005 to May 2006, Mr. Krueger was Vice President and Chief Financial Officer for Sulphur River Exploration, Inc. in Dallas, Texas. Sulphur River Exploration, Inc. is an independent oil and gas exploration, production, and operating company.
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
     The guidelines provide that at least a majority of the members of the Board must be independent as required by NYSE Amex corporate governance listing standards. The Board has affirmatively determined that all directors, with the exception of Mr. Gary C. Evans, Chairman and CEO, and Mr. Jonathan D. Hoopes, President and COO, qualify as independent directors under these standards based on its review of all relevant facts and circumstances.

     The company also has an audit committee established in accordance with the requirements of the NYSE Amex and the Securities Exchange Act of 1934, as amended. As the Company qualifies as a smaller reporting company, the audit committee is currently comprised of two independent directors: Mr. Ronald D. Ormand, Chairman, and Mr. Ronald H. Walker.
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

Item 11. Executive Compensation
Summary Compensation Table.
     The following table sets forth all compensation for the fiscal years ended 2009 and 2008 awarded to, earned by or paid to executive officers of GreenHunter.

								All Other
Name and Principal		Salary	Bonus	Stock Awards		Option Awards		Compensation	Total
Position	Year	($)	($)	($)		($)		($)	($)
Gary C. Evans — President	2009	200,000	—	—		125,028	**	12,000	3,847,870
and CEO*	2008	199,230	200,000	200,000		3,236,640	***	12,000
Jonathan D. Hoopes —	2009	59,615	—	38,309	****	25,872	**	50,000	173,796
President and COO*
David S. Krueger — Vice	2009	200,000	—	—		37,508	**	9,000	246,508
President and CFO	2008	199,230	150,000	150,000		1,011,450	***	9,000	1,519,680
Morgan F. Johnston — Sr.	2009	200,000	—	—		37,508	**	9,000	246,508
Vice President, General	2008	199,230	175,000	175,000		1,011,450	***	9,000	1,569,680
Counsel and Secretary *

*	Mr. Evans acted as the Company’s President and CEO during all of 2008 and the first nine months of 2009. On October 1, 2009, Mr. Jonathan D. Hoopes was hired as the Company’s President and COO. Mr. Hoopes received $50,000 as a relocation expense.

**	Mr. Evans received a stock option grant for 1,000,000 shares, vesting over a three year period at an exercise price of $1.96 on August 26, 2009. Mr. Hoopes received a stock option grant for 500,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $1.41 on December 11, 2009. Mr. Krueger received a stock option grant for 300,000 shares, vesting over a three year period at an exercise price of $1.96 on August 26, 2009. Mr. Johnston received a stock option grant for 300,000 shares, vesting over a three year period at an exercise price of $1.96 on August 26, 2009.

***	Mr. Evans received a stock option grant for 880,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $18.91 on February 13, 2008. As of December 31, 2008, 352,000 options have been forfeited. Mr. Krueger received a stock option grant for 275,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $18.91 on February 13, 2008. As of December 31, 2008, 110,000 options have been forfeited. Mr. Johnston received a stock option grant for 275,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $18.91 on February 13, 2008. As of December 31, 2008, 110,000 options have been forfeited.

****	Mr. Hoopes received a restricted stock grant for 100,000 shares, vesting both over time and achieving specific performance goals on October 1, 2009.

Outstanding Equity Awards at Fiscal Year-End.
     The following non-incentive stock options were outstanding to the below named executives at December 31, 2009:

	Number of Securities	Number of Securities
	underlying unexercised	underlying unexercised	Exercise
Name	options exercisable	options unexercisable	Price ($/sh)		Expiration Date
Gary C. Evans, CEO	—	1,000,000	1.96		August 26, 2019
	293,334	234,666	18.91		February 13, 2018
Jonathan D. Hoopes, President and COO	—	500,000	1.41		December 11, 2019
David S. Krueger , Vice President	—	300,000	1.96		August 26, 2019
and CFO	91,666	73,334	18.91		February 13, 2018
	550,000	—	5.00	*	May 5, 2017
Morgan F. Johnston, Sr. Vice	—	300,000	1.96		August 26, 2019
President, General Counsel and	91,666	73,334	18.91		February 13, 2018
Secretary	500,000	—	5.00	*	May 5, 2017

*	There was no public market for our common shares on the date of grant of the option. Accordingly, the amounts set out in this column are based upon the fair market value per common share as estimated by us as at the date of grant of the option, which was $5.00.
Director Compensation
     The following compensation was paid to our independent members of the board of directors for the year ended December 31, 2009:

Fees Earned or Paid
	in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Ronald D. Ormand	*	—	10,131	10,131
Ronald H. Walker	*	—	12,502	12,502
Renato T. Bertani**	*	—	—	—
James R. Sasser**	*	—	—	—
Robert Zahradnik**	*	—	—	—

*	The Board of Directors has deferred any compensation payments for acting as a Board member until the Company’s performance has improved.

**	Mr. Robert Zahradnik resigned from the Board of Directors on March 18, 2009. Mr. James R. Sasser resigned from the Board of Directors on April 3, 2009. Mr. Bertani resigned from the Board of Directors on June 3, 2009.
     For fiscal 2010, our directors (other than members of our management) will be entitled to receive an annual retainer of $50,000, payable quarterly, plus $1,000 per meeting of our board of directors, $500 per meeting of a committee of the board attended or $250 if such board member attends a board or committee meeting by telephone. These directors will also be reimbursed for all out-of-pocket expenses incurred in their capacities as members of the board. We will also grant new independent directors 100,000 stock options at an exercise price equal to the then market value vesting over a three year period. We currently maintain directors and officers liability insurance coverage with an aggregate policy limit of $5,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information regarding beneficial ownership of GreenHunter’s common stock as of March 30, 2010 held by (i) each of GreenHunter’s directors and named executive officers; (ii) all directors and named executive officers as a group; and (iii) any person (or group) who is known to GreenHunter to be the beneficial owner of more than 5% of any class of its common stock.
     Unless otherwise specified, the address of each of the persons set forth is in care of GreenHunter Energy, Inc., 1048 Texan Trail, Grapevine, Texas 76051.

	Name of Beneficial	Amount and Nature of
Title of Class	Owner	Beneficial Ownership(1)		Percent of Class(9)
Common Stock	Gary C. Evans	15,981,111	(2)	67.0
Common Stock	Ronald D. Ormand	0		*
Common Stock	Ronald H. Walker	66,667	(3)	*
Common Stock	Jonathan D. Hoopes	150		*
Common Stock	Morgan F. Johnston	596,059	(4)	2.6
Common Stock	David S. Krueger	646,535	(5)	2.8
Common Stock	Investment Hunter, LLC	15,675,401	(6)	66.0
Common Stock	West Coast Opportunity Fund, LLC	2,457,142	(7)	9.9
Common Stock	Southern Ute Growth Fund	1,875,000	(8)	8.4
Common Stock	All officers and directors as a group (6 persons named above)	17,290,522		69.0

*	Less than 1%.

1	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of GreenHunter’s common stock.

2	Includes 14,160,000 shares and 1,515,401 common stock purchase warrants held directly by Investment Hunter, LLC, and 293,334 common stock purchase options at an exercise price of $18.91 per share. Also includes 1,800 shares held by Mr. Evans as custodian for his children. Gary C. Evans owns 100% of the capital stock of Investment Hunter, LLC.

3	Consists of 66,667 common stock purchase options at an exercise price of $10.00 per share.

4	Includes 500,000 common stock purchase options at an exercise price of $5.00 per share, 91,666 common stock purchase options at an exercise price of $18.91 per share and 399 common stock purchase warrants at an exercise price of $27.50 per share.

5	Includes 550,000 common stock purchase options at an exercise price of $5.00 per share, 91,666 common stock purchase options at an exercise price of $18.91 per share and 442 common stock purchase warrants at an exercise price of $27.50 per share.

6	Includes 1,515,401 common stock purchase warrants at an exercise price of $27.50 per share.

7	Consists of 6,750 shares of Series A Preferred Stock convertible into 1,350,000 shares of common stock and 10,575 shares of Series B Preferred Stock convertible into 1,410,000 shares of common stock and 1,823,500 shares of common stock exercisable pursuant to common stock purchase warrants. By agreement, West Coast Opportunity Fund, LLC cannot convert or exercise any securities that cause it to own 10% or more of the common stock of the Company. Paul J. Orfalea, Lance W. Helfert and R. Atticus Lowe have shared voting and investment control over the securities held by West Coast Opportunity Fund, LLC.

8	Includes 625,000 common stock purchase warrants at an exercise price of $27.50 per share.

9	A total of 22,116,464 shares of GreenHunter Energy’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner below, any options exercisable or securities convertible into common within 60 days have been included in the denominator.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons.
     On January 2, 2007, GreenHunter issued a promissory note in the principal amount of $2.8 million in favor of Investment Hunter, LLC, an entity controlled and 100% owned by Mr. Gary Evans, Chairman and CEO. The note bore interest at the rate of ten percent (10%) per annum simple interest until the outstanding principal balance and any accrued interest are paid in full. Accrued interest was due and payable on December 31, 2007. In December 2007, the note was amended to allow interest due at December 31, 2007 to be added to the principal balance of the note rather than be paid. On January 1, 2008 the note plus accrued interest was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10% first due on December 31, 2008. The note was convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest rolled into the note. On August 28, 2008, Investment Hunter converted the principal amount of the note into 594,011 shares of GreenHunter common stock and we paid accrued interest in cash.
     Our loan from Investment Hunter, LLC described above was unanimously approved by our Board of Directors, with Mr. Evans abstaining.
     During 2008, GreenHunter rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $158 thousand for the 2009 year and $409 thousand for the 2008 year.
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
Item 14. Principal Accounting Fees and Services

	For the Year Ended December 31,
	2009	2008	2007
Audit (a)	$121,190	$177,382	$74,501
Tax preparation fees	—	26,133	10,576
All other fees (b)	4,000	11,976	45,078

TOTAL	$125,190	$215,491	$130,155

(a)	Includes fees paid to Hein & Associates for our annual audit and quarterly reviews and services in connection with our filing of registration statements.

(b)	Includes fees paid to Hein & Associates for the agreed upon procedures related to an EPA report for BioFuels.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders
GreenHunter Energy, Inc.
Grapevine, Texas
We have audited the accompanying balance sheets of GreenHunter Energy, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenHunter Energy, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assertion about the effectiveness of GreenHunter Energy, Inc.’s internal control over financial reporting as of December 31, 2009 included in Management’s Report on Internal Control over Financial Reporting, and accordingly, we do not express an opinion thereon.
/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 31, 2010

GREENHUNTER ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,915,514	$676,636
Restricted cash	2,018,717	342,653
Accounts receivable, net of allowance of $282,585 and $542,965, respectively	127,373	4,475,670
Inventory	179,322	6,137,780
Deposits and other current assets	57,186	—
Prepaid expenses and other current assets	644,328	943,135
Assets held for sale — current	—	53,555

Total current assets	9,942,440	12,629,429
FIXED ASSETS:
Land and improvements	4,732,095	5,394,866
Buildings	3,100,621	3,100,621
Plant and other equipment	44,477,263	45,521,460
Accumulated depreciation	(7,101,399)	(2,855,250)
Construction in progress	10,750,089	11,934,854

Net fixed assets	55,958,669	63,096,551
OTHER ASSETS:
Assets held for sale	—	4,887,945
Deferred financing costs	2,617,060	3,720,893
Other noncurrent assets	300,110	9,404,152

Total assets	$68,818,279	$93,738,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$169,541	$507,102
Current portion of notes payable, nonrecourse	37,679,834	6,761,417
Accounts payable	9,596,732	16,020,538
Dividends payable	156,060	250,000
Accrued liabilities	7,716,289	5,254,965
Liabilities associated with assets held for sale	—	2,224,447

Total current liabilities	55,318,456	31,018,469
NON-CURRENT LIABILITIES:
Notes payable	2,983,045	3,062,642
Notes payable, nonrecourse, less current portion	—	36,738,583
Redeemable debentures, net of discount of $1,047,108 and $1,485,006, respectively	25,288,848	23,139,057
Liabilities associated with assets held for sale, non-current	—	74,319

Total long-term liabilities	28,271,893	63,014,601

COMMITMENTS AND CONTINGENCIES (Notes 6 and 12)

STOCKHOLDERS’ DEFICIT:
Series A 8% convertible preferred stock, $.001 par value, $1,125 and $1,000 stated value, respectively, 6,750 and 12,500 issued and outstanding, respectively	7,592,389	12,500,000
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 issued and outstanding	10,575,000	10,575,000
Common stock, $.001par value, 90,000,000 authorized shares, 22,138,876 and 20,988,876 issued, respectively	22,139	20,989
Additional paid-in capital	87,273,376	81,100,216
Accumulated deficit	(119,672,776)	(103,478,564)
Treasury stock, at cost, 22,412 and 44,436 shares, respectively	(336,285)	(678,538)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total GreenHunter Energy, Inc. stockholders’ equity	(14,772,070)	(186,810)
Noncontrolling interest in consolidated subsidiaries	—	(107,290)

Total stockholders’ deficit	(14,772,070)	(294,100)

Total liabilities and stockholders’ deficit	$68,818,279	$93,738,970

GREENHUNTER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2009	2008	2007
REVENUE:
Product sales	$4,932,510	$4,628,108	$957,174
Terminal revenues	693,326	373,473	—
Processing revenue	165,697	—

Total revenue	5,791,533	5,001,581	1,052,743

COSTS AND EXPENSES:
Cost of sales and services	8,665,846	14,150,681	758,799
Hurricane repairs and losses (insurance proceeds)	(10,887,690)	5,631,158	—
Project costs	105,445	502,263	276,505
Depreciation expense	4,270,444	2,703,104	118,627
Selling, general and administrative	11,569,622	22,089,936	11,783,113
Loss on asset impairments	5,046,090	21,768,886	—

Total costs and expenses	18,769,757	67,106,459	12,937,044

OPERATING LOSS FROM CONTINUING OPERATIONS	(12,978,224)	(62,104,878)	(11,884,301)

OTHER INCOME (EXPENSE):
Interest and other income	4,743,451	644,156	373,027
Interest, accretion and other expense	(7,055,014)	(4,010,684)	(523,068)

Total other income (expense)	(2,311,563)	(3,366,528)	(150,041)

Loss from continuing operations	(15,289,788)	(65,471,406)	(12,034,342)

Loss on sale of discontinued operations	(563,388)	—	—
Gain (loss) from discontinued operations, net of taxes	434,746	(744,365)	—

Net Loss	(15,418,430)	(66,534,744)	(12,034,342)

Less: Net loss attributable to noncontrolling interest	—	—	—

Net loss attributable to GreenHunter Energy, Inc.	(15,418,430)	(66,534,744)	(12,034,342)

Preferred stock dividends	(775,782)	(1,000,000)	(707,671)
Deemed preferred stock dividends	—	(15,188,219)	(950,000)

Net loss to common stockholders	$—	$(82,403,990)	$(13,692,013)

Weighted average shares outstanding, basic and diluted	21,612,172	20,216,032	17,082,684

Net loss per share from continuing operations	$(0.77)	$(4.05)	$(0.80)

Net earnings (loss) per share from discontinued operations	$0.02	$(0.03)	$—

Net loss per share	$(0.75)	$(4.08)	$(0.80)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2007 TO DECEMBER 31, 2009

				Additional				Unearned	Total
	Series A	Series B	Common	Paid in	Noncontrolling	Accumulated	Treasury	Shares in	Equity
	Preferred Stock	Preferred Stock	Stock	Capital	Interest	Deficit	Stock	KSOP	(Deficit)
BALANCE, January 1, 2007	$—	$—	$15,000	$1,549,163	$—	$(4,199,360)	$—	$—	$(2,635,197)
Issue 12,500 preferred shares in private placement	12,500,000	—	—	—	—	—	—	—	12,500,000
Issue 450,000 common shares to acquire GreenHunter BioFuels, Inc.	—	—	450	2,078,550	—	—	—	—	2,079,000
Issue 500,000 common shares to acquire power purchase agreement	—	—	500	2,309,500	—	—	—	—	2,310,000
Issue 300,000 common shares for fees on biomass plant acquisition	—	—	300	1,385,700	—	—	—	—	1,386,000
Issue 2,807,834 common stock warrants in private placement of preferred and common stock	—	—	—	3,717,308	—	(950,000)	—	—	2,767,308
Issue 4,131,500 common stock options to employees	—	—	—	6,321,321	—	—	—	—	6,321,321
Issue 3,509,118 common shares in private placement	—	—	3,509	27,942,210	—	—	—	—	27,945,719
Commission and fees paid on private placement of common shares	—	—	—	(1,532,044)	—	—	—	—	(1,532,044)
Cash dividends on preferred stock	—	—	—	—	—	(707,671)	—	—	(707,671)
Net loss	—	—	—	—	—	(12,034,342)	—	—	(12,034,342)

BALANCE, December 31, 2007	12,500,000	—	19,759	43,771,708	—	(17,891,373)	—	—	38,400,094

Registration fees on stock	—	—	—	(3,045)	—	—	—	—	(3,045)
Issue 117,998 shares for note payable exchange	—	—	118	1,874,871	—	—	—	—	1,874,989
Issue 841,363 warrants on the 10% Series A Redeemable Debentures	—	—	—	1,677,622	—	—	—	—	1,677,622
Issue 89,747 warrants on the 9% Series B Redeemable Debentures	—	—	—	51,610	—	—	—	—	51,610
Issue 594,011 shares upon note conversion	—	—	594	3,135,781					3,136,375
Issue 426,750 shares on warrant exercises	—	—	427	2,360,116	—	—	—	—	2,360,543
Issue 10,575 Series B Preferred Shares in private placement	—	10,575,000		14,564,550	—	(14,589,550)	—	—	10,550,000
Issue 162,250 warrants for stock option exercise inducment	—	—	—	207,599	—	—	—	—	207,599
Employer match of 5,512 shares to KSOP	—	—	6	104,226	—	—	—	—	104,232
Issue 58,246 shares for Port Sutton lease option acquisition	—	—	58	366,892	—	—	—	—	366,950
Issue share-based payment for Port Sutton lease option acquisition	—	—	—	884,211	—	—	—	—	884,211
Issue 44,964 treasury shares for Wheatland acquisition	—	—	—	(356,785)			671,983		315,198
Loan of 15,200 shares to KSOP	—	—	—	—	—	—	—	(225,913)	(225,913)
Purchase 89,400 shares for treasury	—	—	—	—	—	—	(1,350,521)		(1,350,521)
Stock compensation	—	—	27	8,678,990	—	—	—	—	8,679,017
Issue 2,470,004 warrants for stock dividend to common and preferred	—	—	—	3,781,870	—	(3,781,870)			—
Dividends on preferred stock	—	—	—	—	—	(1,000,000)	—	—	(1,000,000)
Haining City interests	—	—	—	—	(31,635)	—	—	—	(31,635)
Wheatland interests	—	—	—	—	(75,655)	—	—	—	(75,655)
Net loss	—	—	—	—	—	(66,215,771)	—	—	(66,215,771)

BALANCE, December 31, 2008	12,500,000	10,575,000	20,989	81,100,216	(107,290)	(103,478,564)	(678,538)	(225,913)	(294,100)

Transfer accumulated preferred dividends to stated value	856,389	—	—	—	—	—	—	—	856,389
Issue 42,797 warrants on Series B Debentures	—	—	—	942	—	—	—	—	942
Stock compensation	—	—	—	701,728	—	—	—	—	701,728
Conversion of 5,750 preferred shares into 1,150,000 common shares	(5,764,000)	—	1,150	5,776,183	—	—	—	—	13,333
Issue 22,024 treasury shares for services provided				(305,693)			342,253		36,560
Dividends on preferred stock	—	—	—	—	—	(775,782)	—	—	(775,782)
Abandonment of Haining City interests					31,635				31,635
Abandonment of Wheatland interests					75,655				75,655
Net loss	—	—	—	—	—	(15,418,430)	—	—	(15,418,430)

BALANCE, December 31, 2009	$7,592,389	$10,575,000	$22,139	$87,273,376	$—	$(119,672,776)	$(336,285)	$(225,913)	$(14,772,070)

GREENHUNTER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,418,430)	$(66,215,771)	$(12,034,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,270,444	2,713,142	118,627
Stock based compensation	701,728	8,196,453	6,321,321
Amortization of deferred financing costs	1,279,284	706,062	—
Non-cash asset impairment	5,046,090	22,068,886	—
Hurricane property losses	—	3,351,299
Noncontrolling interest	—	(107,290)	—
Gain on sale of assets	(1,267,564)	(99,923)	—
Accretion of discount	438,841	255,143	77,809
Forgiveness of trade payable	(2,757,311)	—	—
Changes in certain assets and liabilities:
Accounts receivable	4,348,297	(4,365,299)	(54,153)
Inventory	5,958,458	(8,417,217)	129,615
Prepaid and other expense	228,704	(1,095,799)	(252,511)
Accounts payable	(5,004,795)	14,997,453	1,571,373
Accrued liabilities	2,510,214	(1,086,453)	1,878,635

Net cash provided by (used in) operating activities	333,960	(29,099,314)	(2,243,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(1,676,064)	(342,653)	—
Acquisition of Telogia	—	(2,500,000)	—
Acquisition of CRC, net of cash acquired	—	—	(6,648,071)
Acquisition of Mesquite Lake	—	—	(1,426,566)
Proceeds from sale of assets	13,425,994	112,763	40,000
Additions to fixed assets	(790,362)	(52,905,892)	(19,256,314)
Increase in other assets	(348,270)	(1,682,308)	(1,543,375)

Net cash used in investing activities	10,611,298	(57,318,090)	(28,834,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from stock and warrant issuance	—	2,568,126	42,713,016
Net proceeds from Series B preferred stock issuance	—	10,550,000
Loan common stock to KSOP	—	(225,913)
Commissions and fees paid on stock issuance	—	(3,045)	(1,532,033)
Gross proceeds from redeemable debenture issuance	1,711,892	17,295,773	7,328,290
Purchase treasury shares	—	(1,350,521)
Increase in notes payable	298,323	50,673,639	4,826,406
Payment of notes payable	(6,541,144)	(8,444,137)	(205,000)
Payment of buyout obligation	—	—	(180,000)
Increase in convertible notes payable	—	—	285,126
Payment of advance from previous affiliate	—	—	(35,459)
Payment of deferred financing costs	(175,451)	(1,970,276)	(2,729,115)
Preferred dividends paid in cash	—	(750,000)	(707,671)

Net cash provided by (used in) financing activities	(4,706,380)	68,343,646	49,763,560

CHANGE IN CASH	6,238,878	(18,073,758)	18,685,608

CASH, beginning of period	676,636	18,750,394	64,786

CASH, end of period	$6,915,514	676,636	18,750,394

`
Cash paid for interest	$2,994,959	4,513,302	199,514

NONCASH TRANSACTIONS:
KSOP company match in stock	—	104,232	—
Lease option acquisitioned for stock	—	366,950	—
Membership interest acquired for treasury shares	—	315,198	—
Bonus paid in stock	—	482,564	—
Noncash common dividends	—	3,183,350	—
Noncash preferred dividends	—	15,188,219	$950,000
Property acquired for stock	—	—	3,465,000
Property acquired for notes payable, net of discount	—	—	1,639,738
Power purchase agreement acquired for stock	—	—	2,310,000
Commissions paid in common stock	—	—	500,000

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
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of both biodiesel and our feedstock inventories previously adversely impacted our inventory values and resulting working capital positions. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April through December 2009. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     As of December 31, 2009, we had a working capital deficit of $45 million which includes a $37.7 million non-recourse note payable due by a wholly-owned subsidiary. This note payable is non-recourse to the parent, GreenHunter Energy, and is included in current liabilities due to the fact that the bank has extended the due date of the loan to April 30, 2010. If we do not close on a sale or other transaction to repay the note by that date, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are negotiating with the bank about extending the current deadline to allow more time as we are in discussions with potential buyers. We have continued to experience substantial losses from operations. These factors raise some doubt about our ability to continue as a going concern. In October 2009, we sold our equity ownership interests in Guangdong Ming Yang Wing Power Technology Co., Ltd for $9.1 million resulting in cash proceeds of $8.5 million, net of selling costs. We also have received a letter of guarantee from a principle stockholder of the company for up to an additional $1 million if needed to fund operations. The cash received, along with the letter of guarantee, improved our working capital position and has provided cash required to fund operations for the next twelve months. Since December 31, 2009, we have negotiated reductions in liabilities owed to creditors of approximately $2.2 million.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We currently have sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are dependant on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the return of operations at our Houston biodiesel refinery and development of our Mesquite Lake biomass plant.

          On December 16, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. These loans are non recourse to GreenHunter Energy. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until March 31, 2010. The agreement was further amended on March 30, 2010 to extend such date to April 30, 2010. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009. If we do not close on a sale or other transaction to repay the note by April 30, 2010, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are in discussions with the bank about extending the current deadline to allow more time and we are continuing to talk with potential buyers.
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
     We currently have ongoing business initiatives at GreenHunter in wind through GreenHunter Wind Energy, LLC (“Wind Energy”), in biodiesel, methanol, and terminalling operations through GreenHunter BioFuels, Inc. (“BioFuels”), and in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”).
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
     On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008 but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. On August 19, 2009 we entered into a power purchase agreement with a major public utility based in Southern California.
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
Note 2. Principles of Consolidation and Basis of Presentation
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC, GreenHunter BioFuels, Inc., GreenHunter Mesquite Lake, LLC, and Telogia Power, LLC. We have also consolidated our 30% controlling interest in Wheatland Wind Power, LLC, with noncontrolling interests recorded for the outside interests in this entity. We wrote off our interests in Haining City Wind Energy, LLC at September 30, 2009 and Wheatland Wind Power, LLC at December 31, 2009, resulting in a loss of $88 thousand and $918 thousand. All significant intercompany transactions and balances have been eliminated.
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
Restricted Cash
     Restricted cash consists of cash deposits related to our BioFuels business that are legally restricted as to their use by the lending bank.

Accounts Receivable
     Our accounts receivable balance at December 31, 2009 primarily consisted of accrued storage revenue from our Houston plant.
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
     Depreciation expense of $4.3 million, $2.7 million, and $119 thousand was recorded for the years ending December 31, 2009, 2008, and 2007, respectively. As described in Note 6, fair value increases of $8.5 million were made to equipment and infrastructure purchased from CRC. These costs did not begin depreciating until August 2008 as they were associated with the construction of our biodiesel refinery. During construction of the plant, we capitalized interest of $1.1 million during the twelve months ended December 31, 2008. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.
     Construction in progress totaling $10.8 million within Plant and other Equipment on our balance sheet were assets not being depreciated at December 31, 2009, as they were not in use. They will be placed in use and subject to depreciation once construction is completed on the Mesquite Lake biomass plant. Items in Construction in Progress are not subject to depreciation while they are under construction.
Deferred Financing Costs
     Costs incurred in connection with issuing debt are capitalized and amortized as an adjustment to interest expense over the term of the debt instrument using the interest method.

Other Non-Current Assets
     Other non-current assets at December 31, 2009 and 2008 included the following (in thousands):

	2009	2008
Power Purchase Agreement	$300	$—
Investment in Ming Yang, at cost	—	7,016
Transmission service deposits	—	222
Wheatland right of way	—	735
Port Sutton lease option	—	1,431

Total	$300	$9,404

See Note 6 for additional information on the acquisitions of Ming Yang, Wheatland and the Port Sutton options.
Noncontrolling Interest
Our noncontrolling interest is related to interests held in our Haining and Wheatland subsidiaries. Our interests in these entities was abandoned during 2009 but for 2008, we consolidated our 85% investment in Haining as a result of holding the majority of the voting rights, and we consolidated our 30% investment in Wheatland, a variable interest entity, under ASC 810 as a result of being the chief operating decision maker as well as being the primary beneficiary of this entity. Please see Note 6 for additional information on these investments.
Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and it’s carrying value. During 2009 we recorded impairments of $1.5 million related to our inability to pay the final lease option extension for our Port Sutton lease, $218 thousand related to a deposit on a wind project that was cancelled, and impairment of $170 thousand on equipment due to a reduction in value. We recorded an additional $3.2 million and $19.1 million in 2009 and 2008, respectively, in impairments related to our Biofuels campus due to significant doubt regarding the recoverability of our plant investment given our liquidity and time constraints and the current economics of the biodiesel market. Additionally, during 2008, we recorded impairments of $2.6 million related to the permits and power purchase agreement acquired in our Mesquite Lake acquisition as the permits were determined to not be sufficient for our planned operation of the plant and the power purchase agreement was terminated to allow us to pursue a more valuable agreement with other utilities in the area of the plant. There were no impairments in 2007.
Asset Retirement Obligations
     The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have not recorded any asset retirement obligations because we will conduct refinery operations and power generation predominately from waste materials, and plan to continue to do so in the future. We never intend to cease operations or retire all of our assets, and we cannot estimate costs that we do not intend to incur. We do not believe we are subject to any reclamation obligations either now or in the future.
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
Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with the provisions of the ASC standards which require companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals. See Note 11 for additional information on our stock-based compensation.
Income Taxes
     We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with ASC 740, Income Taxes.
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
     We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are anticipated to be due within one year of the balance sheet date are presented as current liabilities in our consolidated balance sheets.
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
     We have issued potentially dilutive instruments in the form of our convertible note payable, 8% Series A Preferred Stock, Series B Preferred Stock, common stock warrants and common stock options granted to our employees. There were 37,469,761, 15,748,448, and 10,576,194 dilutive securities outstanding at December 31, 2009, 2008, and 2007, respectively. We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss during the periods.
Note 4. Recently Issued Accounting Standards
     In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became effective January 1, 2009 and did not have a material impact on our financial statements.
     In March 2008, the FASB issued guidance related to the disclosures about derivative instruments and hedging activities under FASB ASC 815-10-50, Derivatives and Hedging. This guidance requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under applicable guidance, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. These disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of ASC 815-10-50 on January 1, 2009 did not have a material impact on our consolidated financial statements.
     In June 2008, the FASB issued guidance to evaluate whether an instrument (or embedded feature) is indexed to an entity’s own stock under ASC 815-40-15, Derivatives and Hedging. The guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of ASC 815-10-15. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted ASC 815-40-15 beginning January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.

     In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 beginning June 30, 2009 and have included the required disclosures in our consolidated financial statements. See Note 16 — “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.
     In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. As a result, in December 2009, the FASB issued ASC 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of ASC 2009-17 on our consolidated financial statements.
     In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.
     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of December 31, 2009, which did not have a material impact on our consolidated financial statements.
Note 5. Discontinued Operations
     We completed the sale of the Telogia plant during February 2009 for total proceeds of approximately $4.5 million cash received. We recorded a gain of approximately $443 thousand on the disposal net of post closing adjustments.
     The following table provides summarized income statement information related to Telogia’s discontinued operations for the year ended December 31, 2009 and 2008:

	2009	2008
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(215,832)	(536,545)
Other income from discontinued operations	725,348	3,863

Net loss from discontinued operations	$509,516	$(532,682)

     During September 2009, we abandoned the assets and our interests in Haining City Wind Energy, LLC (“Haining City”) resulting in a loss on asset abandonment of $88 thousand.
     The following table provides summarized income statement information related to Haining City’s discontinued operations for the year ended December 31, 2009 and 2008:

	2009	2008
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(61,080)	(210,894)
Other income from discontinued operations	12,474	31,634

Net loss from discontinued operations	$(48,606)	$(179,260)

     During December 2009, we abandoned the assets and our interests in Wheatland Wind Power, LLC (“Wheatland”) resulting in a loss on asset abandonment of $918 thousand.
     The following table provides summarized income statement information related to Wheatland’s discontinued operations for the year ended December 31, 2009 and 2008:

	2009	2008
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(87,211)	(103,079)
Other income from discontinued operations	61,047	75,656

Net loss from discontinued operations	$(26,164)	$(32,423)

Note 6. Acquisitions and Divestitures
BioFuels
     On April 13, 2007 we acquired all of the outstanding shares of CRC for $10.8 million. Our purchase price consisted of $7.1 million in cash, $1.6 million in notes payable (net of discount of $360 thousand), and 450 thousand shares of our common stock valued at $4.62 per share. The acquisition was treated as a purchase of CRC in accordance with the provisions of ASC 805, Business Combinations. The agreement provided for an adjustment to the cash portion of the purchase price for working capital on hand to be settled within 60 days of closing, which reduced the cash portion of the closing price to $6.8 million and reduced the total purchase price to $10.7 million. Please see Note 8 for additional information on the notes issued in this transaction.

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
Port Sutton Acquisition
     During October 2008, we issued 58,246 common shares with a value of $367 thousand and paid $130 thousand in cash to acquire a lease option with three three-month option extension periods, for a total of nine months, for twenty-two acres of waterfront acreage in Port Sutton, Florida. The lease calls for $50 thousand to be paid for each of the first two option periods with a third payment of $75 thousand to be made upon election of the third and final extension period. We paid $100 thousand for the first and second option extensions.
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and ceiling of $25. These shares were to be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we were to issue an additional 80,000 to 140,351 shares.
     During April 2009, the Company determined we were unable to make the final lease option extension and as a result we abandoned the project and recorded an asset impairment to remove the lease option deposits of $1.5 million from our balance sheet.

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

     We began refurbishment of this plant during July 2008, but have temporarily halted construction on this project due to liquidity restraints as well as a source review of the site by the Environmental Protection Agency. During the source review, we determined that the existing air permits were not sufficient to support the operation of the plant as we intend, which led us to record an impairment on these permits of $644 thousand. We also decided to cancel the power purchase agreement acquired in order to pursue a new agreement with another utility in the area of the plant which management believes will result in higher pricing for power generated at the Mesquite Lake facility. As a result, we also recorded an impairment of $1.7 million for the value of the terminated power purchase agreement. Both of these impairments are included in loss on asset impairments on our 2008 consolidated statement of operations.
Telogia
     On August 29, 2008, we acquired 100% of the membership interests of Telogia BioPower for cash consideration of $1.9 million and cancellation of a promissory note we issued to the seller of $600 thousand. The acquisition was treated as a purchase of Telogia in accordance with the provisions of ASC 805, Business Combinations.

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

     The Company completed the sale of the Telogia plant during February 2009. See Note 5 — “Discontinued Operations” for additional information.
Wind Energy
Ming Yang
     On November 28, 2007 we entered into two separate definitive agreements with Guandong MingYang Wind Power Technology Co., LTD (“MingYang”), a Chinese company which is a manufacturer of wind turbines. The first was a subscription agreement for us to acquire a 6.3% equity interest in MingYang for 75 million RMB. As of December 31, 2008, we had funded 45 million RMB of the subscription agreement for approximately $7 million (including fees and commissions), and we held an equity ownership of approximately 3.6%. The remaining 30 million RMB of the subscription agreement was to be funded once certain conditions were met by MingYang and provided that we obtained adequate funding for the investment.
     The second agreement was a master turbine supply agreement executed by Wind Energy and MingYang which allowed Wind Energy to potentially purchase more than 900 megawatts in capacity of wind turbines manufactured by MingYang for use in wind projects to be developed between 2009 and 2012 in North America.
     We issued 50 thousand shares of our common stock valued at $500 thousand for fees related to these two agreements on December 20, 2007.
     On October 28, 2009 we sold our equity ownership interest in Guangdong MingYang Wind Power Technology Co., Ltd. for $9.1 million, resulting in a gain of $1.5 million.
Wheatland Wind Acquisition
     During October 2008, we completed the acquisition of an initial 30% membership interest in a wind development project in southeastern Wyoming (“Wheatland”). We issued 44,964 treasury shares with a value of $315 thousand and paid cash of $420 thousand to complete the acquisition.
     During December 2009, we abandoned the assets and our interests in Wheatland Wind Power, LLC (“Wheatland”) resulting in a loss on asset abandonment of $918 thousand.

Ocotillo Wind Project
     On July 30, 2009 we sold our interest in the Ocotillo Wind Project for $250 thousand plus future consideration of $750 thousand with an additional $25 thousand per MW of the nameplate capacity of the WTG’s installed less the amount previously paid. The $250 thousand was subject to and contingent upon the receipt of regulatory approval, which was granted on October, 2009. The future consideration is contingent upon the project developer achieving success with the development, and any future sale proceeds will be recognized at that time.
Pro Forma Financial Information
     The following summary, prepared on a pro forma basis, presents the results of operations for the year ended December 31, 2007, as if the acquisitions of CRC and Mesquite Lake as well as the private placement of preferred stock described in Note 9 had occurred at the beginning of 2007. The pro-forma information includes the effect of adjustments for general and administrative expense, interest income, interest expense and preferred dividends. The pro-forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results.
PRO FORMA RESULTS OF OPERATIONS
(Unaudited)

Year Ended
December 31,
2007
Total operating revenues	$1,597,637

Operating costs and expenses	7,519,711
Employee stock option expense	6,321,321

Total operating costs and expenses	13,841,032

Operating loss	(12,243,395)
Other income and (expense)	(121,116)

Net loss	(12,364,511)
Dividends on preferred stock	(1,949,671)

Net loss to common stockholders	$(14,314,182)

Net loss per common share, basic and diluted	$(0.77)

Note 7. Inventories
     Our finished goods inventories consist of processed methanol and biodiesel, and our raw materials inventory includes contaminated methanol, animal fat, process chemicals, and vegetable oil feedstocks to be processed by our Houston facility. Our inventories at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Finished goods	$—	$3,262,873
Work in process	—	520,571
Raw materials	179,322	2,354,336

	$179,322	$6,137,780

We recorded a lower of cost or market adjustment related to our inventories during the year ended December 31, 2008 of $4,549,262. This adjustment is reflected in costs of sales and services in our 2008 consolidated statement of operations.
NOTE 8. NOTES PAYABLE
Notes Payable at December 31, 2008 and 2007 consisted of the following:

	2009	2008
Note payable due June 17, 2010, 7.0%	$79,820	$—
Note payable due February 2, 2010, 6.1%	79,820	—
Note payable due November 31, 2017, 5.7%	3,072,766	3,147,927
Note payable due March 15, 2009, 3.84%	—	421,817
Non-recourse construction facility, 4.26% and 4.47% at December 31, 2009 and 2008, respectively	28,633,780	33,500,000
Working capital line of credit, 4.26% and 4.47% at December 31, 2009 and 2008, respectively	9,046,054	10,000,000
10% Series A Senior Secured Redeemable Debentures, net of $1,007,039 and $1,435,378 discount, respectively	20,027,109	19,598,770
9% Series B Senior Secured Redeemable Debentures, net of $40,069 and $49,628 discount, respectively	5,261,739	3,540,287

	66,121,267	70,208,801
Less: current portion	(37,849,374)	(7,268,519)

Total Long-Term Debt	$28,271,893	$62,940,282

The following table presents the approximate annual maturities of debt as of December 31, 2009:

2010	$37,849,374
2011	92,322
2012	100,049
2013	7,437,534
Thereafter	20,641,988

$66,121,267

Notes Payable
     In connection with the acquisition of CRC, we issued $2 million principal value in notes payable to the former owners. The notes carried a term of seven years and bear an annual interest rate of 5% payable quarterly, with interest only payable for the first two years and equal quarterly amortization of principal plus interest over the remaining five years. We recorded these notes at a value of $1.6 million, with a discount of $360 thousand based upon its estimated risk-adjusted interest rate of 10% which was amortized to interest expense over the term of the notes. On January 18, 2008, the remaining balance of these notes payable issued in connection with the acquisition of CRC in the face amount of $1.875 million was exchanged for 117,998 shares of our common stock valued at $15.89 per share.
     This value was determined by averaging the closing prices for the ten day trading period ending on January 18, 2008. Due to the short amount of time that our stock was listed on the American Stock Exchange at the time of the exchange, we and the note holders did not believe the closing price on January 18, 2008 represented an accurate fair market value of the stock. Our listing in early January, 2008 caused abnormal volatilities in our trading volume and pricing, so the ten day average was used to reduce the volatility in the price of the stock. We believe that this price reflects a more reasonable estimate of the fair value of our stock at the time of the exchange. Because we did not use the closing quoted price of our stock on the date of the exchange, we moved to a Level II input as defined by ASC 820. The remaining unamortized discount of $272 thousand on the notes was applied to the purchase price of CRC.
     On November 30, 2007, we purchased real estate which included two office buildings for use as our corporate headquarters. The purchase price of the real estate was approximately $3.7 million. We obtained a bank loan of approximately $3.1 million in connection with this purchase. The terms of the loan include monthly payments of interest only at prime minus 85 basis points (.85%) for one year and monthly principal and interest payments thereafter amortized on a 25 year basis, with all remaining principal becoming due on November 30, 2017. In July 2008, the terms of the note were amended to a fixed interest rate of 5.70%.
     During May 2008, we financed our annual insurance premiums for our Houston refinery in the amount of $1.2 million. During July 2008, we added builder’s risk insurance premiums for the construction related to the Mesquite Lake biomass plant in the amount of $147 thousand, and we also added builder’s risk insurance premiums for the construction related to the Telogia plant in the amount of $186 thousand during August. The total amended note in the amount of $1.6 million incurred interest at a fixed rate of approximately 3.84% and was paid off in March 2009.
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
     In connection with our Telogia acquisition, we acquired three capital leases for equipment at the plant site. During the fourth quarter 2008, we began actively marketing our Telogia plant and all related assets and liabilities. Accordingly, these capital leases are included in our current and non-current liabilities associated with assets held for sale at December 31, 2008. Please see Note 6 — Acquisitions and Divestitures for additional information on our Telogia plant.
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
     During March 2009, we determined we were not in compliance with certain covenants of our non-recourse construction loan and non-recourse working capital line of credit at BioFuels. Accordingly, we have classified the entire amounts due under both of these agreements as current liabilities at December 31, 2009. On December 16, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender has agreed to waive any claims of events of default until March 31, 2010. The agreement was further amended on March 30, 2010 to extend until April 30, 2010. Additionally, due to the settlement of certain business interruption and property damage insurance claims with various underwriters related to damages sustained at GreenHunter BioFuels from Hurricane Ike in September, 2008, the lender received a significant paydown of approximately $4.5 million on its non-recourse construction and working capital loans in July 2009. If we do not close on a sale or other transaction to repay the note by April 30, 2010, the bank has the right to seize BioFuel’s cash on hand at that date and foreclose on the BioFuel’s refinery in Houston. We are talking with the bank about extending the current deadline to allow more time and we are talking with potential buyers.
     These loans are non-recourse to GreenHunter Energy and are fully secured by certain assets at our BioFuels refinery.
Subordinated Convertible Note Payable to Related Party
     On January 1, 2008, the note plus accrued interest on our Convertible Note Payable to Investment Hunter, LLC (a related party) was renewed and extended through the issuance of a GreenHunter subordinated convertible note in the amount of $3.1 million with interest at an annual rate of 10%. The note is a general, unsecured obligation of GreenHunter and is subordinate to any and all of our secured loans. The note is convertible at the option of the holder into our common stock at a conversion price of $5.00 per share for the original principal balance of $2.8 million and at a conversion price of $12.00 for the $285 thousand of accrued interest previously rolled into the note at the renewal. The notes may be converted at any time by the holder up to the payment due date. On August 29, 2008, the holder elected to convert the entire note per the agreement. Accrued interest of $208 thousand was paid to the holder upon conversion. Please see Note 10 — Stockholders’ Equity for additional information.
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
     During April through December 2009, we were unable to make the interest payments on these debentures. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
9% Series B Senior Secured Redeemable Debentures
     During July 2008, we announced the offering of a 9% Series B Senior Secured Redeemable Debentures (“Series B Debentures”). These debentures have a term of five years and may be exchangeable into shares of our common stock after one year, at our option. These debentures are non-recourse to GreenHunter Energy, and are secured by our GreenHunter Mesquite Lake, Inc. common stock. Since inception of this series, we have issued approximately $5.3 million of these debentures, resulting in net proceeds of approximately $4.9 million. This offering was cancelled during April of 2009.
NOTE 9. INCOME TAXES
     At December 31, 2009, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carry forward for regular tax purposes of approximately $75 million which expires in varying amounts during the tax years 2010 through 2029. No provision for federal income tax expense or benefit is reflected on the statement of operations for the year ended December 31, 2009 because we are uncertain as to our ability to utilize our NOL in the future.
     The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	2009	2008	2007
		(in thousands)
Statutory tax expense (benefit)	$(5,242)	$(22,513)	$(4,092)
Change in valuation allowance	4,245	21,753	4,076
Interest expense disallowed for tax	995	745	—
Effect of other permanent differences	2	15	16

Total Tax Expense	$—	$—	$—

The components of our deferred income taxes were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Deferred tax assets:
Domestic net operating loss	$25,560	$15,802
Capital loss carryforward	77	61
Stock options	4,193	3,954
Property, equipment & project costs	—	4,605
Deferred tax liability:
Property, equipment & project costs	(1,467)	—

Net deferred tax assets	28,363	24,422
Less valuation allowances	(28,363)	(24,422)

Net deferred tax	$—	$—

     In June 2006, the FASB issued ASC 740 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. We adopted ASC 740 on January 1, 2007. Under ASC 740,

tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.
     Upon the adoption of ASC 740, we had no liabilities for unrecognized tax benefits, and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties. The adoption of ASC 740 did not impact our effective tax rates.
     Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2009, 2008, and 2007, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated condensed balance sheet at December 31, 2009 and 2008 relating to unrecognized tax benefits.
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
The tax years 2006-2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The tax years 2005-2009 remain open for the Texas Franchise tax.
Note 10. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2006	—	15,000,055	—	—	-
Issue preferred shares in private placement	12,500
Issue common shares to acquire GreenHunter BioFuels, Inc.		450,000
Issue common shares to acquire power purchase agreement		500,000
Issue common shares for fees on biomass plant acquisition		300,000
Issue common shares in private placement		3,448,168
Issue common shares for commissions on investments and private placements of common stock		60,950
Issue common stock warrants in private placement of preferred and common stock					2,807,834

December 31, 2007	12,500	19,759,173	—	—	2,807,834
Issue 117,998 shares for note payable exchange		117,998
Issue 841,363 warrants on the 10% Series A Redeemable Debentures					841,363
Issue 89,747 warrants on the 9% Series B Redeemable Debentures					89,747
Issue 594,011 shares upon note conversion		594,011
Issue 173,750 shares on warrant exercises		173,750			(173,750)
Issue 253,000 on option exercises		253,000
Cancellation of 1,410,000 warrants surrendered					(1,410,000)
Issue 1,410,000 warrants on series B preferred stock					1,410,000
Issue 10,575 Series B Preferred Shares in private placement	10,575
Issue 173,750 warrants for stock option exercise inducement					173,750
Employer match of 5,512 shares to KSOP		5,512
Issue 58,246 shares for Port Sutton lease option acquisition		58,246
Issue 27,186 shares for executive compensation		27,186
Issue 44,964 treasury shares for Wheatland acquisition			(44,964)
Loan of 15,200 shares to KSOP				15,200
Purchase 89,400 shares for treasury			89,400
Issue 2,470,004 warrants for stock dividend to common and preferred					2,470,004

December 31, 2008	23,075	20,988,876	44,436	15,200	6,208,948
Conversion of Series A Preferred Shares	(5,750)	1,150,000
Issue warrants on 9% Series B Redeemable Debentures issuances					42,797
Issue 22,024 treasury shares for services provided			(22,024)

December 31, 2009	17,325	22,138,876	22,412	15,200	8,721,749

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
     We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2008, March 31, 2009, June 30, 2009, and September 30, 2009. In accordance with the terms of this preferred stock, accrued dividends of $484 thousand on June 30, 2009 and $372 thousand on September 30, 2009, were added to the stated value of the preferred stock. This additional $856 thousand in stated value will accrue dividends at a 10% rate. For the year ended December 31, 2008, we paid cash dividends of $750 thousand on this preferred stock and had $250 thousand in dividends payable on our balance sheet.
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
     During October and November 2007, we issued 200,000 and 30,000 shares, respectively, of our common stock in private placements of securities. During December 2007, we closed on two private placements of securities with accredited investors. We issued 1,615,668 shares of our common stock along with 807,834 warrants in one private placement and issued 102,500 shares of our common stock in the other. Proceeds from these fourth quarter private placements were approximately $22.7 million net of selling costs. We allocated $10.64 to each share of common stock and $2.72 to each common stock warrant in establishing the fair value of these securities.
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
     During 2009, we issued 1,150,000 shares of our common stock to holders of our Series A Preferred Stock in association with the conversion of 5,750 shares of the preferred as described above.
Treasury Stock
     During 2008, we bought back 89,400 shares of our common stock as treasury for $1.4 million.

     During October 2008, we issued 44,864 shares of our treasury shares valued at $316 thousand to complete the acquisition of our interests in Wheatland Wind Power, LLC. Please see Note 6 — Acquisitions and Divestitures for additional information on this purchase.
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
     In association with our April 2007 common stock placement, we issued 500 thousand common stock warrants. Each common stock purchase warrant entitles the holder thereof to purchase one share of our common stock at $7.50 per share at any time prior to the expiration date of April 5, 2012. We can cause the warrants to be exercised after April 5, 2008 if our common stock is trading at an average price over the prior ten consecutive days of at least $12.50 per share. The warrants contain customary anti-dilution provisions.
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
     We allocated the proceeds from our Series B Debentures issued based on the relative fair values of the debentures and warrants. We estimated the fair value at the Series B warrants using the Black-Scholes option pricing model and the following weighted-average assumptions:

Risk-Free Interest Rate	1.63%
Expected Life	3 years
Expected Volatility(a)	54.21%
Dividend Yield	—
Weighted-average fair value per warrant	$0.59

(a)	The expected volatility of our common stock was estimated leased on an average of volatilities of publicly traded companies in similar renewable energy businesses.
     During the first quarter of 2009, we issued an additional 42,797 warrants upon the issuance of our Series B Debentures.
     The following is a summary of warrant activity for the three years ended December 31, 2009.

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding — Beginning of Year	6,208,948	$10.52	2,807,834	$10.52	—	$—
Granted	42,797	30.00	4,984,864	26.28	2,807,834	10.52
Exercised	—	—	(173,750)	7.50	—	—
Cancelled	—	—	(1,410,000)	7.50	—	—
Outstanding — End of Year	6,251,745	$23.98	6,208,948	$23.94	2,807,834	$10.52

Exercisable — End of Year	6,251,745	$23.98	6,208,948	$23.94	2,807,834	$10.52
Note 11. Stock-Based Compensation
     We account for our stock-based compensation in accordance with ASC standards on Share-based Payments. The standards apply to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under the ASC standards, we are required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.
Common Stock Options
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
     During June, 2009 as compensation for joining the Board 100,000 shares of stock options were granted to a Board Member at a strike price of $.97 with an estimated fair value of $.52 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.

     During August, 2009, the Board of Directors authorized the issuance of 1,961,000 shares of stock options to current employees. The options were issued at an exercise price of $1.96 with an estimated fair value of $1.13 per share. The options have a life of 10 years and vest in equal amounts over a three year period beginning with the date of grant.
     During August, 2009 as compensation for continued service on the Board, 100,000 shares of stock options were granted to a Board Member at a strike price of $1.96 with an estimated fair value of $1.13 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.
     During December, 2009 the Board of Directors authorized the grant of 500,000 shares of stock options to current employees. The options have a strike price of $1.41, an estimated fair value of $0.82 per share and a term of 10 years. Of these options, 100,000 vest after 1 year of service and 400,000 vest upon performance conditions being met.
     We recorded share-based compensation expense of $702 thousand, $8.2 million, and $6.3 million during 2009, 2008, and 2007, respectively. These expenses are included in our selling, general and administrative expenses.
     Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2008 was approximately $1.3 million. No option exercises occurred in 2009 and prior to 2008. The tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements in 2008 was $982 thousand. This benefit has been fully reserved under a valuation allowance.
     As of December 31, 2009, there was $3.5 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 2.07 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon the exercise of the stock options.
We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Number of options issued	2,661,000	3,290,000	4,031,500
Weighted average stock price	$1.81	$18.99	$5.38
Weighted average exercise price	$1.52	$18.44	$5.60
Weighted average expected life of options(a)	5.00	5.53	5.13
Weighted average expected volatility (b)	67.2%	30.1%	37.7%
Weighted average risk-free interest rate	2.4%	2.9%	4.8%
Expected annual dividend per share	—	—	—
Weighted average fair value of each option	$1.05	$6.65	$2.17

(a)	As determined by the simplified method under Staff Accounting Bulletin 107. The options have a life of ten years.

(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses.

The following is a summary of stock option activity during the years ended December 31, 2009, 2008 and 2007. There were no stock options issued prior to January 1, 2007.

*	The Aggregate Intrinsic Value was calculated using the December 31, 2009, 2008, 2007 stock price of $1.15, $4.92, and $10.64.

	2009			2008			2007
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value*	Shares	Price	Value*	Shares	Price	Value*
Outstanding — Beginning of Year	5,629,500	$9.88		4,031,500	$5.60
Granted	2,661,000	$1.52	97,000	3,290,000	$18.44		4,031,500	$5.60
Exercised	—			(253,000)	$5.00	2,719,900
Cancelled	(890,668)	$14.40		(1,439,000)	$18.34

Outstanding — End of Year	7,399,832	$5.93	97,000	5,629,500	$9.88	—	4,031,500	$5.60	20,318,760

Exercisable — End of Year	4,499,663	$8.38	—	3,906,498	$7.00	—	3,500,000	$5.00	20,302,160

The following is a summary of stock options outstanding at December 31, 2009:

			Weighted Average
			Remaining
	Number of Options	Number of	Contractual Life
Exercise Price	Outstanding	Exercisable Options	(Years)
$0.97	100,000	—	9.43
$1.41	500,000	—	9.95
$1.96	1,960,000	—	9.66
$5.00	3,247,000	3,247,000	7.38
$7.50	33,333	33,333	7.76
$10.00	248,333	205,000	7.91
$10.12	2,500	833	8.78
$12.00	6,500	6,000	7.99
$13.66	3,000	3,000	8.50
$17.76	40,000	40,000	8.12
$18.00	16,667	16,667	8.20
$18.91	1,107,499	887,830	8.13
$19.75	13,333	13,333	8.30
$20.02	25,000	—	8.46
$20.64	75,000	25,000	8.44
$22.75	21,667	21,667	8.36
Restricted Shares
     On October 1, 2009, we granted 100,000 shares of restricted common stock to a new executive of the company. These common shares vest at 25,000 after one year of service, 25,000 vest after two years of service, and 50,000 shares vest upon performance conditions being met. These shares were valued at $1.87 per share, based on the quoted market value of the stock on the date of grant, and $38,309 of expense was recognized as of December 31, 2009. The remaining $148,691 will be recognized over the remaining vesting term.
Note 12. Commitments and Contingencies
     During 2007, we entered into an agreement which grants Chateau, the entity from whom we purchased the Mesquite Lake plant, the non-exclusive right to represent us in the location and development of renewable energy projects. In exchange for a quarterly fee of $98 thousand, Chateau will be responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects. We paid first quarterly payment of $98 thousand during June 2007, and these payments are scheduled to continue each quarter until the final payment in March 31, 2012. During the fourth quarter of 2008, we suspended all payments to Chateau pending resolution of a dispute regarding the validity of certain air permits that were in place at Mesquite Lake at the date of our acquisition. As of December 31, 2009 we have accrued $588 thousand in fees related to this agreement.
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and ceiling of $25. These shares were to be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we were to issue an additional minimum number of 80,000 shares up to a maximum number of 140,351 shares related to this acquisition.
     In August, 2009 we entered into a 20 year Power Purchase Agreement with a major public utility based in Southern California for 100% of the net output of our Mesquite Lake biomass power plant located in Southern California. Under this power purchase agreement we are required to begin power sales in 2011. Pursuant to the related brokerage agreement, we are required to pay commissions of $300 thousand within 30 days of execution of the contract and an additional sum of $1.1 million on various dates subsequent to commercial operations of the plant for a total obligation of $1.4 million. The future obligation is contingent upon us finding financing for capital improvements and completing the required development of the plant for it to be in operations. The remaining obligation will be recognized at the time plant operations becomes probable.
     We have an outstanding employment agreement with an executive officer for a term of two years. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was terminated without cause, was $500 thousand at December 31, 2009.
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
     Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. At December 31, 2009, $6.1 million was recorded in accounts payable for amount due Crown. We have subsequently settled for $1.8 million, for approximately 50% of the $6.1 million owed. We are currently negotiating settlements with subcontractors for the balance. Please see Note 16 — Subsequent Events for additional information on this settlement.
     Gavilon
     Gavilon brought an arbitration claim against GreenHunter BioFuels, Inc. during May 2009 alleging that we breached a contract for the purchase of animal fat feedstock for our biodiesel refinery in Houston. On January 31, 2010 Gavilon was awarded $382 thousand in arbitration settlement. We have accrued the $381 thousand but, the Company plans to dispute the award by the arbitration pursuant to appropriate legal proceedings.
     Steel Painters
     Steel Painters has brought suit against GreenHunter BioFuels and GHE for failure to pay for goods and services rendered. GreenHunter Energy is seeking a dismissal for lack of a claim against it. At this point in the litigation process, we believe it is too early to determine the ultimate outcome of these lawsuits. Accordingly, no amounts have been accrued.
Note 13. Related Party Transactions
     During 2008, we converted a convertible note payable to Investment Hunter, LLC, an entity controlled and owned by Mr. Gary C. Evans, Chairman, President and CEO. We issued 594,011 shares upon the conversion of the note and paid $208 thousand in accrued interest. Please see Note 8 — Notes Payable for additional information on this convertible note.
     During 2009, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $158 thousand, $409 thousand, and $182 thousand during 2009, 2008, and 2007, respectively.
     During the year ended December 31, 2008, we leased excess office space to Gruy Petroleum Management, LLC, an entity 100% owned by Mr. Evans, for $48 thousand.

Note 14. Quarterly Financial Data
     The following tables set forth unaudited summary financial results on a quarterly basis for the three most recent years.

	2009
	First	Second	Third	Fourth	Total Year

Sales	$3,189,618	$1,717,475	$403,686	$480,754	$5,791,533
Operating income (loss)	$(7,773,863)	$6,455,402	$(3,382,270)	$(8,277,513)	$(12,978,244)
Net income (loss) to common stockholders	$(8,746,889)	$4,449,187	$(3,522,968)	$(8,373,542)	$(16,194,212)
Net income (loss) per share	$(0.42)	$0.21	$(0.16)	$(0.38)	$(0.75)
Weighted average shares	20,935,018	21,296,822	22,097,434	22,101,264	21,612,172

	2008
	First		Second		Third		Fourth		Total Year

Sales		$177,777		$468,108		$331,487		$4,024,209		$5,001,581
Operating loss	$	(7,953,449)	$	(6,638,030)	$	(10,647,264)	$	(37,185,108)	$	(62,423,851)
Net loss to common stockholders	$	(8,279,660)	$	(7,322,647)	$	(26,663,596)	$	(40,138,087)	$	(82,403,990)
Net loss per share		$(0.42)		$(0.37)		$(1.32)		$(1.92)		$(4.08)
Weighted average shares		19,823,254		19,885,486		20,202,531		20,906,545		20,216,032

	2007
	First		Second		Third		Fourth		Total Year

Sales		$—		$554,254		$157,773		$340,716		$1,052,743
Operating loss	$	(462,729)	$	(6,911,193)		$(98,546)	$	(4,411,833)	$	(11,884,301)
Net loss to common stockholders	$	(721,902)	$	(7,881,811)	$	(1,284,500)	$	(3,803,800)	$	(13,692,013)
Net loss per share		$(0.05)		$(0.46)		$(0.07)		$(0.21)		$(0.80)
Weighted average shares		15,111,166		17,268,736		17,750,055		18,159,940		17,082,684
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
     During 2008, we completed building and began commissioning a biodiesel refinery at our renewable fuels campus located in Houston, Texas. This segment had revenues from methanol processing, biodiesel sales and terminal storage during 2008. Due to plant construction during the first part of the year and damage caused by Hurricane Ike during the third quarter, we did not complete any biodiesel sales until the fourth quarter of 2008. During 2007, this segment continued activities of its predecessor for a short time and had revenues and costs associated with specialty chemical and waste oil operations.
     Our Wind Energy segment is currently in the development stage. We have six wind projects that we are developing which are located in Montana, California, Texas, and New Mexico. All of these projects are currently in various stages of environmental impact studies, meteorological evaluations, permit requests and various other regulatory approvals and processes.
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
     Segment data for the three years ended December 31, 2009, 2008 and 2007 follows:

	2009
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$5,791,533	$5,791,533
Total Operating Costs (recoveries)	(449,941)	38,309	67,136	(1,771,903)	(2,116,399)
Depreciation expense	182,405	—	46,291	4,041,748	4,270,444
Loss on asset impairments	1,651,161	—	—	3,177,179	4,828,340
Selling, general and administrative	5,384,799	1,139,979	639,028	4,405,816	11,569,622

Operating income (loss)	(6,768,424)	(1,178,288)	(752,455)	(4,061,307)	(12,760,474)
Other income and (expense)	(858,093)	7,878	(941,111)	(737,988)	(2,529,314)

Income (loss) from continuing operations	$(7,626,517)	$(1,170,410)	$(1,693,566)	$(4,799,295)	$(15,289,788)

Total Assets	$12,753,524	$15,704,951	$229,484	$40,130,320	$68,818,279
Capital Expenditures	$6,748	$40,865	$—	$742,749	$790,362

	2008
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$5,001,581	$5,001,581
Total Operating Costs	558,165	237,527	264,736	19,223,674	20,284,102
Depreciation expense	175,852	—	51,717	2,475,535	2,703,104
Loss on asset impairments	—	2,629,256	—	19,139,630	21,768,886
Selling, general and administrative	15,928,197	623,658	1,179,600	4,650,912	22,382,367

Operating loss	(16,662,214)	(3,490,441)	(1,496,053)	(40,488,170)	(62,136,878)
Other income and expense	(1,993,634)	5,175	29,836	(1,407,905)	(3,366,528)

Net loss from continuing operations	$(18,655,848)	$(3,485,266)	$(1,466,217)	$(41,896,075)	$(65,503,406)

Total Assets	$15,993,774	$20,683,669	$1,393,779	$55,667,733	$93,738,955
Capital Expenditures	$552,521	$17,221,513	$326,775	$37,305,082	$55,405,891

	2007
	Unallocated
	Corporate	Biomass	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$1,052,743	1,052,743
Total Operating Costs	—	—	276,505	758,799	1,035,304
Depreciation expense	11,535	—	32,128	74,964	118,627
Selling, general and administrative	10,655,019	98,000	388,761	641,333	11,783,113

Operating income (loss)	(10,666,554)	(98,000)	(697,394)	(422,353)	(11,884,301)
Other income and expense	(120,374)	—	53,498	(83,165)	(150,041)

Net Income (Loss) from continuing operations	$(10,786,928)	$(98,000)	$(643,896)	$(505,518)	(12,034,342)

Total Assets	$27,126,618	$5,103,566	$593,264	$26,673,837	59,497,285
Capital Expenditures	$4,796,448	$1,426,566	$5,431	$21,102,506	27,330,951
Note 16. Subsequent Events
     On January 18, 2010, a settlement was reach in the lawsuit with Crown Engineering for $1.8 million. The Company and Crown are finalizing the documentation dismissing the claims against each other in state court and the related release of mechanics’ liens. See Note 12.
     The Company has evaluated subsequent events through the date of filing this 10-K.

(b) Exhibits

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation
3.2*	Amendment to the Certificate of Incorporation
3.3*	Bylaws
4.1***	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock
4.2***	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC
4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors
4.4***	Certificate of Designations of 2008 Series B Convertible Preferred Stock
10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders
10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders
10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement
10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility
10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.
10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors
10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders
10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.
10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.
10.10**	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time
10.11****	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time
10.12†	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time
10.13*****	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time
21.1†	List of Subsidiaries
31.1 †	Certifications of the Chief Executive Officer.
31.2 †	Certifications of the Chief Financial Officer.
32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

***	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009

*****	Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHunter Energy, Inc.
Date: March 31, 2010	By:	/s/ Gary C. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans	Chairman and	March 31, 2010
Gary C. Evans	Chief Executive Officer

/s/ Jonathan D. Hoopes	President and COO	March 31, 2010
Jonathan D. Hoopes

/s/ Morgan F. Johnston	Sr. Vice President, General Counsel	March 31, 2010
Morgan F. Johnston	and Secretary

/s/ David S. Krueger	Vice President and	March 31, 2010
David S. Krueger	Chief Financial Officer

/s/ Ronald D. Ormand	Director	March 31, 2010
Ronald D. Ormand

/s/ Ronald H. Walker	Director	March 31, 2010
Ronald H. Walker