Form 10-Q
period 2010-03-31
GreenHunter Energy, Inc.
filed 2010-05-17
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010

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
☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2010: 22,116,464 shares of Common Stock, par value $0.001 per share.

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,921,430	6,915,514
Restricted cash	79,665	2,018,717
Accounts receivable, net of allowance of $202,585 and $648,994, respectively	72,917	127,373
Inventory	—	179,322
Prepaid expenses and other current assets	428,675	701,514

Total current assets	3,502,687	9,942,440
FIXED ASSETS:
Land and improvements	4,614,324	4,732,095
Buildings	3,100,621	3,100,621
Plant and other equipment	44,289,676	44,477,263
Accumulated depreciation	(7,957,019)	(7,101,399)
Construction in progress	10,920,614	10,750,089

Net fixed assets	54,968,216	55,958,669
OTHER ASSETS:
Power purchase agreement	1,396,136	300,000
Deferred financing costs	2,361,576	2,617,060
Other noncurrent assets	100,110	110

Total assets	$62,328,725	68,818,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$117,040	169,541
Current portion of notes payable, nonrecourse	37,679,834	37,679,834
Accounts payable	2,351,921	9,596,732
Dividends payable	—	156,060
Accrued liabilities	10,240,644	7,716,289

Total current liabilities	50,389,439	55,318,456
NON-CURRENT LIABILITIES:
Notes payable	2,959,212	2,983,045
Nonrecourse redeemable debentures, net of discount of $947,025 and $1,047,108, respectively	25,388,931	25,288,848

Total long-term liabilities	28,348,143	28,271,893

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ DEFICIT:
Series A 8% convertible preferred stock, $.001 par value, $1,171 and $1,125 stated value, respectively, 6,750 issued and outstanding	7,904,508	7,592,389
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 issued and outstanding	10,575,000	10,575,000
Common stock, $.001par value, 90,000,000 authorized shares, 22,138,876 and 21,068,876 issued, respectively	22,139	22,139
Additional paid-in capital	88,025,052	87,273,376
Accumulated deficit	(122,373,358)	(119,672,776)
Treasury stock, at cost, 22,412	(336,285)	(336,285)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ deficit	(16,408,857)	(14,772,070)

Total liabilities and stockholders’ deficit	$62,328,725	68,818,279

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended March 31,
	2010	2009
REVENUE:
Product sales	$143,844	$2,856,902
Terminal revenues	99,550	167,019
Processing revenues	—	165,697

Total revenue	243,394	3,189,618

COSTS AND EXPENSES:
Cost of sales and services	453,158	5,419,207
Hurricane repairs and losses (insurance proceeds)	(11,120)	(1,494,578)
Project costs	4,065	35,641
Depreciation expense	995,690	1,058,002
Selling, general and administrative (including share-based compensation expenses of $682,565 and $691,255, respectively)	2,034,838	4,197,210
Loss on asset impairments	160,824	1,651,161

Total costs and expenses	3,637,455	10,866,643

OPERATING LOSS	(3,394,061)	(7,677,025)

OTHER INCOME (EXPENSE):
Interest and other income	2,356,138	36,645
Interest, accretion and other expense	(1,506,599)	(1,455,038)

Total other income (expense)	849,539	(1,418,393)

Loss from continuing operations	(2,544,522)	(9,095,418)
Gain on sale of discontinued operations	—	858,754
Loss from discontinued operations, net of taxes	—	(262,892)

Net loss	(2,544,522)	(8,499,556)
Preferred stock dividends	(156,060)	(247,333)

Net loss to common stockholders	$(2,700,582)	$(8,746,889)

Weighted average shares outstanding, basic and diluted	22,101,861	20,935,018

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Net loss per share from continuing operations	$(0.12)	$(0.45)

Net earnings per share from discontinued operations	$—	$0.03

Net loss per share	$(0.12)	$(0.42)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2010 TO MARCH 31, 2010

				Additional			Unearned	Total
	Series A	Series B	Common	Paid in	Accumulated	Treasury	Shares in	Equity
	Preferred Stock	Preferred Stock	Stock	Capital	Deficit	Stock	KSOP	(Deficit)
BALANCE, January 1, 2010	$7,592,389	$10,575,000	$22,139	$87,273,376	$(119,672,776)	$(336,285)	$(225,913)	$(14,772,070)
Transfer accumulated preferred dividends	312,119							312,119
Share based payments				682,565				682,565
Issued 100,000 warrants				69,111				69,111
Dividends on preferred stock					(156,060)			(156,060)
Net loss	—	—	—	—	(2,544,522)	—	—	(2,544,522)

BALANCE, March 31, 2010	$7,904,508	$10,575,000	$22,139	$88,025,052	$(122,373,358)	$(336,285)	$(225,913)	$(16,408,857)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Quarter Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,544,522)	$(8,499,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	995,690	1,058,002
Share-based payments	682,565	691,255
Issue warrants on letter of guarantee	69,111	—
Amortization of deferred financing costs	255,484	365,429
Loss on asset impairments	160,824	1,651,161
Noncontrolling interest	—	(43,601)
Gain on sale of assets	—	(858,754)
Accretion of discount	100,083	138,591
Changes in certain assets and liabilities:
Accounts receivable	54,456	2,079,634
Inventory	179,322	4,250,075
Prepaid and other expense	272,839	439,754
Accounts payable	(7,244,811)	(4,824,786)
Accrued liabilities	2,524,355	537,567

Net cash used in operating activities	(4,494,604)	(3,015,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	1,939,052	(1,107,918)
Proceeds from sale of assets	9,500	4,486,173
Additions to fixed assets	(175,562)	(357,965)
Increase in other assets	(1,196,136)	(45,931)

Net cash provided by investing activities	576,854	2,974,359

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from redeemable debenture issuance	—	1,711,892
Payment of notes payable	(76,334)	(1,001,519)
Payment of deferred financing costs		(136,951)

Net cash provided by (used in) financing activities	(76,334)	573,422

CHANGE IN CASH	(3,994,084)	532,552

CASH, beginning of period	6,915,514	676,636

CASH, end of period	$2,921,430	$1,209,188

Cash paid for interest	$665,632	$1,128,708

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, are unaudited. The December 31, 2009 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2010, and the results of operations for the three month period ended March 31, 2010 and 2009, changes in stockholders’ equity for the three months ended March 31, 2010, and cash flows for three month period ended March 31, 2010 and 2009.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2009 Form 10-K. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results that will occur for the full year.
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
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC, GreenHunter BioFuels, Inc. and GreenHunter Mesquite Lake, LLC. All significant intercompany transactions and balances have been eliminated.
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of both biodiesel and our feedstock inventories previously adversely impacted our inventory values and resulting working capital positions. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April 2009 through March 31, 2010. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     As of March 31, 2010, we had a working capital deficit of $46.9 million which includes a $37.7 million non-recourse note payable due by a wholly-owned subsidiary. This note payable is non-recourse to the parent, GreenHunter Energy, and is included in current liabilities as of March 31, 2010 due to the fact that BioFuels is in

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
default on the note. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on May 3, 2010, BioFuels received a written notice from the lender that BioFuels is currently in default. Please see note 11 — Subsequent Events for additional information. We are in discussions with the lender about restructuring the credit agreement. We have continued to experience losses from operations. These factors raise some doubt about our ability to continue as a going concern. We have received a letter of guarantee from the President and Chief Executive Officer of the company for up to an additional $1 million if needed to fund operations. The unrestricted cash, along with the letter of guarantee, has provided cash required to fund operations for the next twelve months.
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
Income or Loss Per Share
     Basic income or loss per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from in-the-money stock options and warrants, and convertible debentures and preferred stock.
     Diluted earnings or loss per share is computed in the same manner, but it also includes the effect of common shares issuable from the following: We have issued potentially dilutive instruments in the form of our 8% Series A Preferred Stock, Series B Preferred Stock, Series A Redeemable Debentures, Series B Redeemable Debentures, common stock warrants and common stock options granted to our employees. The total number of potentially dilutive securities at March 31, 2010 was 38,195,336. There were 29,259,317 dilutive securities outstanding at March 31, 2009. We did not include the potentially dilutive securities in our calculation of diluted loss per share during either period because to include them would be anti-dilutive due to our net loss during those periods.
Note 2. Recently Issued Accounting Standards
     In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. As a result, in December 2009, the FASB issued ASC 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. Our adoption of ASC 2009-17 on January 1, 2010 did not have a material impact on our consolidated condensed financial statements.
     In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15,

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures did not have a material impact on our notes to the consolidated condensed financial statements.
     In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and have included the required disclosures in our consolidated condensed financial statements. See Note 11 — Subsequent Events for additional information.
Note 3. Discontinued Operations
     We completed the sale of the Telogia biomass plant during February 2009 for total proceeds of approximately $4.5 million cash. We recorded a gain of approximately $859 thousand on the disposal, net of post closing adjustments for the three months ended March 31, 2009.
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
     The following table provides summarized income statement information related to Haining City’s discontinued operations for the three months ended March 31, 2009:

Sales and other revenues from discontinued operations	$—
Operating expenses from discontinued operations	(47,245)
Other income from discontinued operations	8,886

Net loss from discontinued operations	$(38,359)

     During December 2009, we abandoned the assets and our interests in Wheatland Wind Power, LLC (“Wheatland”) resulting in a loss on asset abandonment of $918 thousand.
     The following table provides summarized income statement information related to Wheatland’s discontinued operations for the three months ended March 31, 2009:

Sales and other revenues from discontinued operations	$—
Operating expenses from discontinued operations	(49,592)
Other income from discontinued operations	34,714

Net loss from discontinued operations	$(14,878)

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During the three months ended March 31, 2010, we recorded impairments of $161 thousand on assets for wind projects that have expired.
Note 5. Notes Payable
     Notes Payable at March 31, 2010 consisted of the following:

Long-Term Debt:
Note payable due November 31, 2017, 5.7%	3,050,217
Note payable due June 17, 2010, 7.0%	26,035
Non-recourse construction facility, 6.75% at March 31, 2010	28,633,780
Nonrecourse working capital line of credit, 6.75% at March 31, 2010	9,046,054
Nonrecourse 10% Series A Redeemable Debentures, net of $909,584 discount	20,124,564
Nonrecourse 8% Series B Redeemable Debentures, net of $37,441 discount	5,264,367

66,145,017
Less: current portion	(37,796,874)

Total Long-Term Debt	$28,348,143

Notes Payable — Nonrecourse
     During March 2009, we determined we were not in compliance with certain covenants of our non-recourse construction loan and non-recourse working capital line of credit at BioFuels. Accordingly, we classified the entire amounts due under both of these agreements as current liabilities at March 31, 2010. On December 16, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender agreed to waive any claims of “Events of Default” until March 31, 2010. The agreement was further amended on March 30, 2010 to extend until April 30, 2010. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on May 3, 2010, BioFuels received a written notice from the lender that BioFuels is currently in default. Please see note 11 — Subsequent Events for additional information. We are in discussions with the lender about restructuring the credit agreement.
These loans are nonrecourse to GreenHunter Energy and are secured by the refinery and associated assets.
Nonrecourse10% Series A Senior Secured Redeemable Debentures
     During April 2009 through March 2010, we were unable to make the interest payments on these debentures. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2009	17,325	22,138,876	22,412	15,200	6,251,745
Issue 100,000 common stock warrants	—	—	—	—	100,000

March 31, 2010	17,325	22,138,876	22,412	15,200	6,351,745
Preferred Stock
     We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2009 and March 31, 2010. In accordance with the terms of this preferred stock, accrued dividends of $312 thousand on March 31, 2010 were added to the stated value of the preferred stock. This additional $312 thousand in stated value will accrue dividends at a 10% rate per annum.
Common Stock
     We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied.
Common Stock Warrants
     During the first quarter of 2010, we issued 100,000 warrants upon the receipt of the letter of guarantee from our President and Chief Executive Officer. The exercise price of the warrant was set at $1.34 as of the issuance date of March 31, 2010, and will be proportionally increased or decreased upon subsequent combinations or subdivisions of common stock. These warrants are exercisable immediately upon issuance and have a five-year life. We determined the grant-date fair value of the warrants to be approximately $69 thousand, or $.69 per share using the Black-Scholes method with the following inputs: Stock price on the date of grant of $1.30, exercise price of $1.34, term of 5 years, volatility of 63.13%, and discount rate of 2.74%. The grant-date fair value of $69 thousand is included in selling, general, and administrative expense on our condensed consolidated statement of operations for the three months ended March 31, 2010.
Note 7. Share-Based Compensation
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
Common Stock Options
     We recorded share-based compensation expense of $683 thousand related to stock options for which the requisite service periods elapsed during the three months ended March 31, 2010. These expenses are included in our selling, general and administrative expenses. No option exercises occurred during the first quarter of 2010.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     As of March 31, 2010, there was $2.9 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 2.16 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon the exercise of the stock options.
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards.
     The following is a summary of stock option activity during the period ended March 31, 2010.

	Number of	Weighted average	Aggregate Intrinsic
	Shares	Exercise Price	Value* ($000’s)
Outstanding — Beginning of Year	7,399,832	$5.93	18,000
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding — End of Period	7,399,832	$5.93	33,000

Exercisable — End of Period	4,614,499	$8.64	$—

*	The Aggregate Intrinsic Value was calculated using the March 31, 2010 stock price of $1.30.
     The following is a summary of stock options outstanding at March 31, 2010:

	Number of	Weighted Average	Number of
	Options	Remaining Contractual	Exercisable
Exercise Price	Outstanding	Life (Years)	Options
$.97	100,000	8.43	—
$1.41	500,000	8.95	—
$1.96	1,960,000	8.66	—
$5.00	3,247,000	6.38	3,247,000
$7.50	33,333	6.76	33,333
$10.00	248,333	6.91	210,000
$10.12	2,500	7.78	833
$12.00	6,500	6.99	6,000
$13.66	3,000	7.50	3,000
$17.76	40,000	7.12	40,000
$18.00	16,667	7.20	16,667
$18.91	1,107,499	7.13	997,666
$19.75	13,333	7.30	13,333
$20.02	25,000	7.46	—
$20.64	75,000	7.44	25,000
$22.75	21,667	7.36	21,667

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Shares
     On March 31, 2010, we granted 79,670 shares of restricted common stock to the Board of Directors as payment for their fees for the year 2009 and first quarter 2010 in lieu of receiving cash for their fees. These common shares vest immediately. These shares were valued at $1.30 per share, based on the quoted market value of the stock on the date of the grant, and $104 of expense was recognized in our selling, general, and administrative expenses as of March 31, 2010. These shares were not issued as of March 31, 2010 but are included in basic shares as of March 31, 2010.

	Number of Shares	Grant Date Fair Value Per Share
Unvested — Beginning of Year	100,000	$1.87
Granted	79,670	1.30
Cancelled	—	—
Exercised	—	—
Vested	(79,670)	(1.30)

Unvested — End of Period	100,000	$1.87

Note 8. Related Party Transactions
     During the first quarter of 2010, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by our President and Chief Executive Officer. Airplane rental expenses totaled $12,450 for the three months ended March 31, 2010.
     During the first quarter of 2010, we provided accounting services for a fee to Magnum Hunter Resources Corporation, an entity for which our President and Chief Executive Officer is an officer and major shareholder. Professional services revenues totaled $30 thousand for the three months ended March 31, 2010.
     During the first quarter of 2010, we issued 100,000 warrants upon the receipt of the letter of guarantee from our President and Chief Executive Officer, as discussed in Note 6.
Note 9. Segment Data
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
     The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2009. There are no intersegment revenues or expenses.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Segment data for the three month period ended March 31, 2010 and 2009 are as follows:

	For the Three Months Ended March 31, 2010
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$243,394	$243,394
Total Operating Costs	—	—	4,065	442,038	446,103
Depreciation expense	47,675	—	—	948,015	995,690
Loss on asset impairments	—	—	160,824	—	160,824
Selling, general and administrative	1,678,903	(474,103)	6,951	823,087	2,034,838

Operating income (loss)	(1,726,578)	474,103	(171,840)	(1,969,746)	(3,394,061)
Other income and (expense)	(561,744)	1,696,130	—	(284,847)	849,539

Income (loss) from continuing operations	$(2,288,322)	$2,170,233	$(171,840)	$(2,254,593)	$(2,544,522)

Total Assets	$8,625,340	$17,022,061	$38,936	$36,642,388	$62,328,725

Capital Expenditures	$4,638	$170,524	$—	$400	$175,562

	For the Three Months Ended March 31, 2009
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$3,189,618	$3,189,618
Total Operating Costs	—	556	35,085	3,924,629	3,960,270
Depreciation expense	47,840	—	18,425	991,737	1,058,002
Loss on asset impairments	1,651,161	—	—	—	1,651,161
Selling, general and administrative	2,416,587	162,976	283,215	1,334,432	4,197,210

Operating loss	(4,115,588)	(163,532)	(336,725)	(3,061,180)	(7,677,025)
Other income and expense	(785,006)	7,539	(75)	(640,851)	(1,418,393)

Loss from continuing operations	$(4,900,594)	$(155,993)	$(336,800)	$(3,702,031)	$(9,095,418)

Total Assets	$15,030,417	$15,769,125	$1,332,282	$49,349,690	$81,481,514

Capital Expenditures	$2,463	$(12,825)	$—	$368,327	$357,965

Note 10. Commitments and Contingencies
     During 2007, we entered into an agreement which grants the entity from whom we purchased the Mesquite Lake plant, the non-exclusive right to represent us in the location and development of renewable energy projects. On May 4, 2010, we received a release from all consulting fee obligations pertaining to the agreement to purchase the Mesquite Lake facility. We reduced selling, general, and administrative expenses by $686 thousand for the three months ended March 31, 2010 as a result of reversing liabilities previously accrued pursuant to the agreement. We are no longer obligated for the remaining $784 thousand in fees that would be due under this agreement.
     During the three months ended March 31, 2010, we recorded $1.1 million in additional contingent fees to a third party for their assistance in obtaining the Mesquite Lake Power Purchase Agreement. The future obligation is contingent upon us finding acceptable financing for capital improvements and completing the required development of the plant for it to become operational.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We have an outstanding employment agreement with an executive officer for a term of two years. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was terminated without cause, was $500 thousand at March 31, 2010.
     Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. At December 31, 2009, $6.1 million was recorded in accounts payable for amount due Crown.
     On January 18, 2010, a settlement was reached in the lawsuit with Crown Engineering for $1.8 million. The Company and Crown are finalizing the documentation dismissing the claims against each other in State Court and the related release of mechanics’ liens. The difference between the settlement amount and the original claim was recognized as forgiveness of trade payables in other income for the three months ended March 31, 2010.
     In addition, we have been sued by various subcontractors of Crown Engineering and Construction regarding the payment of services to refurbish our biomass plant in California. We are currently negotiating with all subcontractors to settle the various amounts due with the subcontractors. We have approximately $3.0 million accrued in unsettled claims to these subcontractors at March 31, 2010.
     Gavilon
     Gavilon brought an arbitration claim against GreenHunter BioFuels, Inc. during May 2009 alleging that we breached a contract for the purchase of animal fat feedstock for our biodiesel refinery in Houston. On January 31, 2010 Gavilon was awarded $382 thousand in arbitration settlement. We have accrued the $382 thousand but the Company plans to dispute the award by the arbitration panel pursuant to appropriate legal proceedings in the District Court of Harris County, Texas. We are defending this confirmation by alleging that the arbitrators did not follow the applicable law.
     Steel Painters
     Steel Painters has brought suit against GreenHunter BioFuels and GreenHunter Energy for failure to pay for goods and services rendered. GreenHunter BioFuels settled this suit for an immaterial amount in January 2010.
Note 11. Subsequent Events
     On May 3, 2010, BioFuels received a notice from the lender that BioFuels is currently in default of its existing credit agreement. This credit agreement documents BioFuels’ existing project financing term loan and working capital line of credit with the Lender. The loan facilities are secured predominantly by BioFuels’ existing biodiesel refinery and associated assets located in Houston, Texas and are non-recourse to the parent company. In addition, the Lender has notified the depositary where the BioFuels’ bank accounts are being held to no longer honor any requests for transfer or withdrawal by BioFuels of funds in such accounts.
     BioFuels provided the Lender with a plan to restructure the existing project financing indebtedness on the refinery and associated assets. While the Lender and BioFuels are continuing their negotiations to restructure the existing credit agreement, there can be no assurance that an ultimate agreement between the parties can be reached.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2009 and with the financial statements and accompanying notes included herein. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties (see “Forward-Looking Statements” above). Actual events or results may differ materially from those indicated in such forward-looking statements.
Overview
     Prior to April 13, 2007, we were a startup company in the development stage. Our plan is to acquire and operate assets in the renewable energy sectors of wind, solar, geothermal, biomass and biofuels. We currently have ongoing business initiatives at GreenHunter in wind through GreenHunter Wind Energy, LLC (“Wind Energy”), in biodiesel and methanol through GreenHunter BioFuels, Inc. (“BioFuels”), and in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”). It is our goal to become a leading provider of clean energy products.
     We believe that our ability to successfully compete in the renewable energy industry depends on many factors, including the location and low cost construction of our planned facilities, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate debt and equity capital, and recruitment of experienced management.
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of both biodiesel and our feedstock inventories previously adversely impacted our inventory values and resulting working capital positions. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April 2009 through March 31, 2010. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     As of March 31, 2010, we had a working capital deficit of $46.9 million which includes a $37.7 million non-recourse note payable due by a wholly-owned subsidiary. This note payable is non-recourse to the parent, GreenHunter Energy, and is included in current liabilities as of March 31, 2010 due to the fact that BioFuels is in default on the note. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on May 3, 2010, BioFuels received a written notice from the lender that BioFuels is currently in default. Please see note 11 - Subsequent Events for additional information. We are in discussions with the lender about restructuring the credit agreement. We have continued to experience losses from operations. These factors raise some doubt about our ability to continue as a going concern. We have received a letter of guarantee from the President and Chief Executive Officer of the company for up to an additional $1 million if needed to fund operations. The unrestricted cash, along with the letter of guarantee, has provided cash required to fund operations for the next twelve months.
BioFuels
     We completed building and began operating a 105 million gallon per year (nameplate capacity) biodiesel refinery at our Houston BioFuels campus during 2008 as well as 630 thousand barrels of product bulk storage for our terminal operations. We also have the ability to process up to 18 million gallons per year of contaminated

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
methanol (a chemical used in biodiesel production). We also plan to construct a 20 million gallon per year capacity glycerin (a byproduct of biodiesel manufacturing) refinery on site if additional financing can be obtained.
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
     If capital is available, we expect a technical grade glycerin project production unit to be completed and commissioned in 2011, and to have a glycerin distillation project which will produce US Pharmaceutical Grade Glycerin — Non Certified, in 2011 — also pending availability of funding for the glycerin project. All 638 thousand barrels of the Houston Terminal Project bulk storage tanks are presently erected. There remains some minor piping, pumps, instruments, containment and lighting repairs yet to be completed for final completion of the entire Houston terminal project.
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
     Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on May 3, 2010, BioFuels received a written notice from the lender that BioFuels is currently in default. Please see note 11 — Subsequent Events for additional information. We are in discussions with the lender about restructuring the credit agreement.
BioMass
     In May 2007 we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located in El Centro, California, which we began refurbishing during 2008. During 2008, we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We expect to obtain the new air permit during the second quarter of 2010. We executed a new power purchase agreement for this facility in October 2009. We plan to resume construction on the possible expansion of up to 7 Megawatts (“MW”) sometime during the third quarter of 2010, assuming additional sources of funding are obtained.
     As part of the financing plan we are pursuing Recovery Zone Facility Bond (RZFB) bonding authority as promulgated in the American Recovery and Reinvestment Act of 2009. The RZFBs will allow us to borrow at tax exempt interest rates typically associated with governmental borrowers, thus reducing our cost of capital on the project.
     RZFB allocation is governed by a competitive process run by local and California State governmental authorities. This process generally has two components: administrative action and scoring of an application by the governing body. In order to receive and use an allocation of RZFBs we have submitted an application to the California Debt Limit Allocation Committee (CDLAC) through a California Joint Powers Authority Conduit Issuer, the California Enterprise Development Authority (CEDA). The application anticipated a $20 million allocation.
     The aforementioned application has multiple requirements including substantial project information and proof of certain actions taken by local governmental issuers on behalf of us and the project. Importantly, as part of the application, we included documentation of discretionary approval by the County of Imperial. Additionally a Tax

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
Equity and Fiscal Responsibility Act from 1982 (TEFRA) hearing was conducted on March 16, 2010 approving the $20 million of bond issuance. This approval opened up the opportunity for us to pursue low-cost funding for the majority of the projected construction costs of Mesquite Lake.
     CDLAC has approved our application as complete and is expecting to approve the RZFB allocation on May 26, 2010. This meeting is expected to be administerial in nature as CDLAC staff has made its formal recommendations for a $29.9 million award. This amount represents that maximum award applied for.
     A subsequent TEFRA hearing to approve an increase from a $20 million to $29.9 million bond issuance is scheduled for May 25, 2010. This hearing is expected to be administrative in nature but could result in the governmental body making additional changes or imposing requirements of us.
Wind Energy
     Until April 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to a potential wind energy farm located in California. We also continue to seek additional potential development sites, particularly those that would be near our other renewable energy projects. The nature of these wind energy projects necessitates a longer term horizon than our other projects before they become operational, if ever.
Solar Energy
     According to the National Renewable Energy Laboratory (NREL), average annual irradiance per square meter in the Imperial County is 6.23 kilowatt hours per day. Our Mesquite Lake biomass facility is located on a 40-acre parcel of which 20 acres will be utilized for the biomass operation leaving 20 acres for the development of additional renewable energy projects. During the first quarter, we formed a new subsidiary to explore the development of a solar energy farm on our Mesquite Lake project site and completed a generator interconnection request with the Imperial Irrigation District (IID). On March 16, 2010 we were notified that IID had preserved an interconnection queue position for our solar project. Subject to regulatory and permitting approvals, we believe there are unique economic and operational advantages to building a solar farm on this site most significant being the ability to share existing interconnection infrastructure with the biomass facility. We are in discussions with potential energy buyers and established solar energy technology manufacturers and we hope to have a business model established to pursue the Mesquite Lake and other solar developement opportunities by the end of the year.
Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009:
     BioFuels Revenues
     For the quarter ended March 31, 2010, we had total revenues of $243 thousand, consisting of $136 thousand in biodiesel sales, $2 thousand in glycerin sales, $5 thousand in feedstock sales and terminal services of $100 thousand, including storage and material handling revenues. In the prior year period, we had total revenues of $3.2 million, consisting of $2.9 million in biodiesel sales, terminal services of $167 thousand, including storage and material handling revenues, and biodiesel toll distillation revenues of $166 thousand. The biodiesel facility has been shut down since January 2009 due to adverse economic and financial conditions. Sales of product have been from inventory on hand.
     BioFuels Costs of Sales and Services
     For the quarter ended March 31, 2010, we had costs of sales and services of $453 thousand compared to $5.4 million during the quarter ended March 31, 2009. Our 2010 costs included $265 thousand in costs of sales and services related to our terminal storage and material handling operations, including utilities, direct labor and other

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
production costs. The remaining $188 thousand of costs related to our inventory consumption and losses including feedstock which was sold during the quarter. For the quarter ended March 31, 2009, the costs of sales consisted of $4.3 million related to our inventory consumption and losses which included a lower of cost or market impairment of $1.5 million related to decreases in the value of both our raw materials on hand and the biodiesel produced at the plant, and $2.8 million in costs, including feedstock and chemicals, which are directly related to the production of our biodiesel which was sold during the quarter. The remaining $1.1 million in costs of sales and services were related to our terminal operations and excess capacity while our refinery was operating, including utilities, direct labor and other production costs.
Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $4 thousand in the 2010 period compared to $36 thousand in the 2009 period. The decrease is the result of decreased wind project activity in the 2010 period.
Hurricane repairs and losses
     We recorded a credit of $11 thousand to hurricane repairs and losses for the quarter ended March 31, 2010, compared to a credit of $1.5 million during the prior year period. The credit in 2009 was due to our decision to not make certain repairs to our plant which had been accrued during the fourth quarter of 2008 as a result of our Houston BioFuels campus being hit by Hurricane Ike during September of 2008.
Depreciation Expense
     Depreciation expense was $996 thousand during the 2010 period compared to $1.1 million during the 2009 period; the decrease was primarily due to the impairments of the BioFuels plant booked in December 2008 and 2009 which decreased the depreciable assets.
Loss on Asset Impairments
     Our loss on asset impairment was $161 thousand during the 2010 period, compared to $1.7 million during the prior year period. For the 2010 period, the impairment was the result of the expiration of Wind projects. In 2009, an impairment of $1.5 million was related to our Port Sutton lease option which expired during April 2009 while $170 thousand was related to a decline in the value of our Cogen equipment.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was $2 million during the 2010 period versus $4.2 million during the 2009 period, a decrease of $2.2 million.
     Unallocated corporate SG&A decreased approximately $738 thousand between the two periods, decreasing from $2.4 million down to $1.7 million. The decrease is due to decreases in salaries and personnel-related costs other than employee benefits, office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of management’s efforts to reduce operating costs.
     BioFuels SG&A decreased $511 thousand, down from $1.3 million during 2009 to $823 thousand during 2010. This decrease was primarily due to decreased operations at our BioFuels campus during the current quarter.
     BioMass SG&A was approximately $474 thousand credit during the 2010 period versus approximately $163 thousand during the 2009 period due to increased consulting fees to obtain government grants for the Mesquite Lake biomass plant and net of $686 thousand of cancelled consulting fees related to a consulting agreement.
     Wind Energy SG&A decreased approximately $283 thousand, down to $7 thousand resulting from decreased personnel and office-related costs compared to 2009.
Operating Loss
     Our operating loss was $3.4 million in the 2010 period versus a loss of $7.7 million in the 2009 period.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
     Our BioFuels segment generated an operating loss of $2.0 million and $3.1 million, respectively, during 2010 and 2009. The decrease results from the change in focus of our operations at the Houston plant as previously discussed.
     Our Wind Energy segment generated an operating loss of $172 thousand during 2010 as compared to an operating loss of $337 thousand during 2009 due to decreased project related costs as a result of fewer active projects.
     Our BioMass segment generated operating losses of $474 thousand during 2010 and $164 thousand during 2009; the increase was due to increased consulting fees to obtain government grants for the Mesquite Lake biomass plant.
     Our unallocated corporate operating loss was $1.7 million for the 2010 period, compared to an operating loss of $4.1 million during the 2009 period. The decrease was primarily due to decreases in salaries and personnel-related costs other than employee benefits, office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of management’s efforts to reduce operating costs.
     Other Income
     Other income was $2.4 million during the 2010 period and $37 thousand during the 2009 period. The increase of approximately $2.3 million was primarily due to the settlement of trade payables at less than full value in the 2010 period.
     Interest, Accretion and Other Expense
     Interest, accretion and other expense increased from $1.46 million during the 2009 period up to $1.51 million during the 2010 period.
     Preferred Stock Dividends
     Dividends on our preferred stock were $247 thousand in the 2009 period versus $156 thousand in the 2010 period. The decrease was the result of a conversion of 5,750 shares of preferred stock into 1,150,00 shares of our common stock during second quarter of 2009.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of March 31, 2010, we had cash and cash equivalents of approximately $2.9 million and a working capital deficit of $46.9 million as compared to cash and cash equivalents of $1.2 million and working capital deficit of $53.5 million as of March 31, 2009. A significant component of our working capital deficit in both periods was the non-recourse debt owed by BioFuels. This debt is non-recourse to GreenHunter Energy and is secured by certain assets at our biodiesel refinery. Changes in our cash and working capital during the quarter ended March 31, 2010 are described below.
Operating Activities
     During the three months ended March 31, 2010, operating activities used $4.5 million versus $3 million during the three months ended March 31, 2009. We continue to have no operating sources of income with which to pay our operating costs other than those revenues generated at our biodiesel refinery, and the use of those revenues are restricted under our credit agreement with a bank. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
Financing Activities
     During the three months ended March 31, 2010, we used cash of $76 thousand in our financing activities compared to $573 thousand provided for the three months ended March 31, 2009, due solely to repayment of approximately $76 thousand under our notes payable.
Investing Activities and Future Requirements
     Capital Expenditures
     During the first three months of 2010, we invested approximately $176 thousand in capital expenditures, which was primarily comprised of costs incurred at Mesquite Lake.
     BioMass
     We are seeking financing for a minimum of $24 million and a maximum of $34 million in capital expenditures in 2010 for refurbishment and expansion costs at the Mesquite Lake biomass facility in El Centro, California.
Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.
     During 2007, we entered into an agreement which grants the entity from whom we purchased the Mesquite Lake plant, the non-exclusive right to represent us in the location and development of renewable energy projects. On May 4, 2010, we received a release from all consulting fee obligations pertaining to the agreement to purchase the Mesquite Lake facility. We reduced selling, general, and administrative expenses by $686 thousand for the three months ended March 31, 2010 as a result of reversing liabilities previously accrued pursuant to the agreement. We are no longer obligated for the remaining $784 thousand in fees that would be due under this agreement.
     During the three months ended March 31, 2010, we recorded $1.1 million in additional contingent fees to a third party for their assistance in obtaining the Mesquite Lake Power Purchase Agreement. The future obligation is contingent upon us finding acceptable financing for capital improvements and completing the required development of the plant for it to become operational.
     We have an outstanding employment agreement with an executive officer for a term of two years. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was terminated without cause, was $500 thousand at March 31, 2010.
Recent Accounting Standards
     In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. As a result, in December 2009, the FASB issued ASC 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. Our adoption of ASC 2009-17 on January 1, 2010 did not have a material impact on our consolidated condensed financial statements.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
     In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures did not have a material impact on our notes to the condensed consolidated financial statements.
     In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is an SEC filer, it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We adopted this guidance as of February 2010 and have included the required disclosures in our consolidated condensed financial statements. See Note 11 — Subsequent Events for additional information.
Off-Balance Sheet Arrangements
     From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2010, the off-balance sheet arrangements and transactions that we have entered into include only an employee agreement. We do not believe that this arrangement is reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through March 31, 2010.
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
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future, we may enter into interest rate derivatives to change portions of our debt from floating to fixed. At March 31, 2010, we carried approximately $37.7 million in variable rate debt.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. At December 31, 2009, $6.1 million was recorded in accounts payable for amounts due to Crown.
     On January 18, 2010, a settlement was reached in the lawsuit with Crown Engineering for $1.8 million. The Company and Crown are finalizing the documentation dismissing the claims against each other in state court and the related release of mechanics’ liens.
     In addition, we have been sued by various subcontractors of Crown Engineering and Construction regarding the payment of services to refurbish our biomass plant in California. We are currently negotiating with all subcontractors to settle the various amounts due with the subcontractors. We have approximately $3.0 million accrued in unsettled claims to these subcontractors at March 31, 2010.
Gavilon
     Gavilon brought an arbitration claim against GreenHunter BioFuels, Inc. during May 2009 alleging that we breached a contract for the purchase of animal fat feedstock for our biodiesel refinery in Houston. On January 31, 2010, Gavilon was awarded $382 thousand in an arbitration award. We have accrued the $382 thousand but the Company plans to dispute the award by the arbitration panel pursuant to appropriate legal proceedings in the District Court of Harris County, Texas. We are defending this confirmation by alleging that the arbitrators did not follow the applicable law.
Steel Painters
     Steel Painters has brought suit against GreenHunter BioFuels and GHE for failure to pay for goods and services rendered. GreenHunter Energy settled this suit for an immaterial amount in January 2010.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
Item 6. Exhibits

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1***	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2***	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

4.4***	Certificate of Designations of 2008 Series B Convertible Preferred Stock

10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement

10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders

10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.

10.10**	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.11****	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.12******	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.13*****	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

***	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009

*****	Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010

******	Incorporated by reference to the Company’s Form 10-K, dated December 31, 2009

†	Filed herewith

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: May 17, 2010	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman, President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ David S. Krueger
David S. Krueger
Vice President, and Chief Financial Officer