Form 10-K/A
period 2009-12-31
GreenHunter Energy, Inc.
filed 2010-07-16
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

EXPLANATORY NOTE
     The Company is filing this amendment to its Form 10-K for the period ended December 31, 2009 to correct certain typographical errors, the most significant of which was a correction of the amount for net loss for common stockholders in the consolidated statement of operations.
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
     Loss on Asset Impairments
     Our loss on asset impairment was $5.0 million during 2009, compared to $21.8 million during 2008. For 2009, impairments of $1.5 million were related to our Port Sutton lease option which expired during April 2009 while impairments of $170 thousand were related to a decline in the value of our cogen equipment and $218 thousand impairment booked related to expired wind project leases. We also recorded an additional $3.2 million in impairments related to our BioFuels campus due to significant doubt regarding the recoverability of our plant investment given our liquidity and time constraints and the current condition of the biodiesel market. In 2008, we recorded impairments of $2.6 million related to a terminated power purchase agreement and invalid air permits that were acquired at our Mesquite Lake project, and we recorded an additional $19.1 million in impairments related to our BioFuels campus.
     General and Administrative Expense
     General and administrative expense (“G&A”) was $11.6 million during the 2009 period versus $22.4 million during the 2008 period, a decrease of $11 million.
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

     BioFuels SG&A decreased $245 thousand, to $4.4 million during 2009, as compared to $4.7 million during 2008. This decrease was primarily due to decreased operations at our BioFuels campus during the current year.
     BioMass SG&A was approximately $1.1 million during the 2009 period versus approximately $1.1 million during the 2008 period.
     Wind Energy SG&A decreased approximately $541 thousand, down to $639 thousand resulting from decreased new project related costs compared to 2008.
     Operating Loss
     Our operating loss was $13 million in the 2009 period versus a loss of $62 million in the 2008 period. The reduction was due principally to hurricane losses and impairment incurred in 2008, reductions in corporate compensation expense, and reductions in plant operating costs at our Houston plant in 2009.
     Our BioFuels segment generated operating loss of $4.1 million and loss of $40.5 million, during 2009 and 2008 respectively. The reduction was due to hurricane losses and impairment in 2008 and decreases in plant operating costs in 2009 compared to 2008.
     Our Wind Energy segment generated an operating loss of $970 thousand during 2009 as compared to an operating loss of $1.5 million during 2008 due to decreased project related costs as a result of fewer active projects in 2009.
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
     Interest and Other Revenues
     Interest and other revenues were $4.7 million during the 2009 period and $644 thousand during the 2008 period. The increase of $4 million was primarily due to $2.8 million in forgiveness of indebtedness on trade payables and a $1.1 million gain on the sale of our equity interest in MingYang.
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
     Net Loss to Common Shareholders
     We realized a net loss of $16.2 million in the 2009 period compared to a net loss of $82.4 million in the 2008 period, primarily due to the deemed preferred dividends and Hurricane losses and impairment in 2008, as well as decreased operating costs at our Houston plant, and increase in other income in the 2009 period.
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

     Operating Loss
     Our operating loss was $62.1 million in the 2008 period versus a loss of $11.9 million in the 2007 period, due principally to the increase in cost of sales and services due to our BioFuels plant beginning production during 2008 as well as our asset impairments and increased G&A related to our increased scope of operations and public reporting requirements.
     Our BioFuels segment generated operating losses of $40.5 million and $422 thousand, respectively, during 2008 and 2007 due to their start-up operations during 2008 as well as hurricane damage sustained during the third quarter of 2008 and impairment charges to their Houston campus.
     Our Wind Energy segment generated an operating loss of $1.5 million during 2008 as compared to an operating loss of $697 thousand during 2007 due to additional projects entered into during the year.
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
Contractual Obligations and Commercial Commitments
     We have the following contractual obligations as of December 31, 2009.

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
Contractual Obligations:
Fixed-rate long-term debt(a)	$3,072,766	$89,720	$298,832	$232,253	$2,451,961
Fixed-rate interest payments(a)	1,219,236	160,269	493,417	297,627	267,923
Nonrecourse Variable-rate long-term debt(b)	37,679,833	37,679,833	—	—	—
10% Series A Secured Redeemable Debentures(c)	29,243,966	3,680,978	25,562,988	—	—
Consulting agreement(e)	1,274,000	784,000	490,000	—	—
9% Series B Secured Redeemable Debentures(d)	7,202,805	516,926	4,965,380	1,720,499	—

Total Contractual Obligations	$79,692,606	$42,911,726	$31,810,617	$2,250,379	$2,719,884

(a)	Assumes 5.7% interest over the life of the note with principal payments, amortized on 25 year schedule, beginning January 20, 2009 and the remainder of the balance of the loan ballooning November 30, 2017.

(b)	Assumes quarterly payments at 5.0% interest.

(c)	Assumes 10% interest payments over their 5 year term.

(d)	Assumes 9% interest payments over their 5 year term.

(e)	Payments under consulting agreements have been suspended.
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

								All Other
Name and Principal		Salary	Bonus	Stock Awards		Option Awards		Compensation	Total
Position	Year	($)	($)	($)		($)		($)	($)
Gary C. Evans — President	2009	200,000	—	—		125,028	**	12,000	337,028
and CEO*	2008	199,230	200,000	200,000		3,236,640	***	12,000	3,847,870
Jonathan D. Hoopes —	2009	59,615	—	38,309	****	25,872	**	50,000	173,796
President and COO*
David S. Krueger — Vice	2009	200,000	—	—		37,508	**	9,000	246,508
President and CFO	2008	199,230	150,000	150,000		1,011,450	***	9,000	1,519,680
Morgan F. Johnston — Sr.	2009	200,000	—	—		37,508	**	9,000	246,508
Vice President, General	2008	199,230	175,000	175,000		1,011,450	***	9,000	1,569,680
Counsel and Secretary *

*	Mr. Evans acted as the Company’s President and CEO during all of 2008 and the first nine months of 2009. On October 1, 2009, Mr. Jonathan D. Hoopes was hired as the Company’s President and COO. Mr. Hoopes received $50,000 as a relocation expense.

**	Mr. Evans received a stock option grant for 1,000,000 shares, vesting over a three year period at an exercise price of $1.96 on August 26, 2009. Mr. Hoopes received a stock option grant for 500,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $1.41 on December 11, 2009. Mr. Krueger received a stock option grant for 300,000 shares, vesting over a three year period at an exercise price of $1.96 on August 26, 2009. Mr. Johnston received a stock option grant for 300,000 shares, vesting over a three year period at an exercise price of $1.96 on August 26, 2009.

***	Mr. Evans received a stock option grant for 880,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $18.91 on February 13, 2008. As of December 31, 2008, 352,000 options have been forfeited. Mr. Krueger received a stock option grant for 275,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $18.91 on February 13, 2008. As of December 31, 2008, 110,000 options have been forfeited. Mr. Johnston received a stock option grant for 275,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $18.91 on February 13, 2008. As of December 31, 2008, 110,000 options have been forfeited.

****	Mr. Hoopes received a restricted stock grant for 100,000 shares, vesting both over time and achieving specific performance goals on October 1, 2009.

Outstanding Equity Awards at Fiscal Year-End.
     The following non-incentive stock options were outstanding to the below named executives at December 31, 2009:

	Number of Securities	Number of Securities
	underlying unexercised	underlying unexercised	Exercise
Name	options exercisable	options unexercisable	Price ($/sh)		Expiration Date
Gary C. Evans, CEO	—	1,000,000	1.96		August 26, 2019
	293,334	234,666	18.91		February 13, 2018
Jonathan D. Hoopes, President and COO	—	500,000	1.41		December 11, 2019
David S. Krueger , Vice President	—	300,000	1.96		August 26, 2019
and CFO	91,666	73,334	18.91		February 13, 2018
	550,000	—	5.00	*	May 5, 2017
Morgan F. Johnston, Sr. Vice	—	300,000	1.96		August 26, 2019
President, General Counsel and	91,666	73,334	18.91		February 13, 2018
Secretary	500,000	—	5.00	*	May 5, 2017

*	There was no public market for our common shares on the date of grant of the option. Accordingly, the amounts set out in this column are based upon the fair market value per common share as estimated by us as at the date of grant of the option, which was $5.00.
Director Compensation
     The following compensation was paid to our independent members of the board of directors for the year ended December 31, 2009:

Fees Earned or Paid
	in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Ronald D. Ormand	*	—	10,131	10,131
Ronald H. Walker	*	—	12,502	12,502
Renato T. Bertani**	*	—	—	—
James R. Sasser**	*	—	—	—
Robert Zahradnik**	*	—	—	—

*	The Board of Directors has deferred any compensation payments for acting as a Board member until the Company’s performance has improved.

**	Mr. Robert Zahradnik resigned from the Board of Directors on March 18, 2009. Mr. James R. Sasser resigned from the Board of Directors on April 3, 2009. Mr. Bertani resigned from the Board of Directors on June 3, 2009.
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

GREENHUNTER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2009	2008	2007
REVENUE:
Product sales	$4,932,510	$4,628,108	$957,174
Terminal revenues	693,326	373,473	—
Processing revenue	165,697	—	95,569

Total revenue	5,791,533	5,001,581	1,052,743

COSTS AND EXPENSES:
Cost of sales and services	8,665,846	14,150,681	758,799
Hurricane repairs and losses (insurance proceeds)	(10,887,690)	5,631,158	—
Project costs	105,445	502,263	276,505
Depreciation expense	4,270,444	2,703,104	118,627
Selling, general and administrative	11,569,623	22,382,367	11,783,113
Loss on asset impairments	5,046,090	21,768,886	—

Total costs and expenses	18,769,758	67,138,459	12,937,044

OPERATING LOSS FROM CONTINUING OPERATIONS	(12,978,225)	(62,136,878)	(11,884,301)

OTHER INCOME (EXPENSE):
Interest and other income	4,743,451	644,156	373,027
Interest, accretion and other expense	(7,055,014)	(4,010,684)	(523,068)

Total other income (expense)	(2,311,563)	(3,366,528)	(150,041)

Loss from continuing operations	(15,289,788)	(65,503,406)	(12,034,342)

Loss on sale of discontinued operations	(563,388)	—	—
Gain (loss) from discontinued operations, net of taxes	434,746	(712,365)	—

Net Loss	(15,418,430)	(66,215,771)	(12,034,342)

Preferred stock dividends	(775,782)	(1,000,000)	(707,671)
Deemed preferred stock dividends	—	(15,188,219)	(950,000)

Net loss to common stockholders	$(16,194,212)	$(82,403,990)	$(13,692,013)

Weighted average shares outstanding, basic and diluted	21,612,172	20,216,032	17,082,684

Net loss per share from continuing operations	$(0.74)	$(4.04)	$(0.80)

Net earnings (loss) per share from discontinued operations	$(0.01)	$(0.04)	$—

Net loss per share	$(0.75)	$(4.08)	$(0.80)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2007 TO DECEMBER 31, 2009

				Additional				Unearned	Total
	Series A	Series B	Common	Paid in	Noncontrolling	Accumulated	Treasury	Shares in	Equity
	Preferred Stock	Preferred Stock	Stock	Capital	Interest	Deficit	Stock	KSOP	(Deficit)
BALANCE, January 1, 2007	$—	$—	$15,000	$1,549,163	$—	$(4,199,360)	$—	$—	$(2,635,197)
Issue 12,500 preferred shares in private placement	12,500,000	—	—	—	—	—	—	—	12,500,000
Issue 450,000 common shares to acquire GreenHunter BioFuels, Inc.	—	—	450	2,078,550	—	—	—	—	2,079,000
Issue 500,000 common shares to acquire power purchase agreement	—	—	500	2,309,500	—	—	—	—	2,310,000
Issue 300,000 common shares for fees on biomass plant acquisition	—	—	300	1,385,700	—	—	—	—	1,386,000
Issue 2,807,834 common stock warrants in private placement of preferred and common stock	—	—	—	3,717,308	—	(950,000)	—	—	2,767,308
Issue 4,131,500 common stock options to employees	—	—	—	6,321,321	—	—	—	—	6,321,321
Issue 3,509,118 common shares in private placement	—	—	3,509	27,942,210	—	—	—	—	27,945,719
Commission and fees paid on private placement of common shares	—	—	—	(1,532,044)	—	—	—	—	(1,532,044)
Cash dividends on preferred stock	—	—	—	—	—	(707,671)	—	—	(707,671)
Net loss	—	—	—	—	—	(12,034,342)	—	—	(12,034,342)

BALANCE, December 31, 2007	12,500,000	—	19,759	43,771,708	—	(17,891,373)	—	—	38,400,094

Registration fees on stock	—	—	—	(3,045)	—	—	—	—	(3,045)
Issue 117,998 shares for note payable exchange	—	—	118	1,874,871	—	—	—	—	1,874,989
Issue 841,363 warrants on the 10% Series A Redeemable Debentures	—	—	—	1,677,622	—	—	—	—	1,677,622
Issue 89,747 warrants on the 9% Series B Redeemable Debentures	—	—	—	51,610	—	—	—	—	51,610
Issue 594,011 shares upon note conversion	—	—	594	3,135,781					3,136,375
Issue 426,750 shares on warrant exercises	—	—	427	2,360,116	—	—	—	—	2,360,543
Issue 10,575 Series B Preferred Shares in private placement	—	10,575,000		14,564,550	—	(14,589,550)	—	—	10,550,000
Issue 162,250 warrants for stock option exercise inducment	—	—	—	207,599	—	—	—	—	207,599
Employer match of 5,512 shares to KSOP	—	—	6	104,226	—	—	—	—	104,232
Issue 58,246 shares for Port Sutton lease option acquisition	—	—	58	366,892	—	—	—	—	366,950
Issue share-based payment for Port Sutton lease option acquisition	—	—	—	884,211	—	—	—	—	884,211
Issue 44,964 treasury shares for Wheatland acquisition	—	—	—	(356,785)			671,983		315,198
Loan of 15,200 shares to KSOP	—	—	—	—	—	—	—	(225,913)	(225,913)
Purchase 89,400 shares for treasury	—	—	—	—	—	—	(1,350,521)		(1,350,521)
Stock compensation	—	—	27	8,678,990	—	—	—	—	8,679,017
Issue 2,470,004 warrants for stock dividend to common and preferred	—	—	—	3,781,870	—	(3,781,870)			—
Dividends on preferred stock	—	—	—	—	—	(1,000,000)	—	—	(1,000,000)
Haining City interests	—	—	—	—	(31,635)	—	—	—	(31,635)
Wheatland interests	—	—	—	—	(75,655)	—	—	—	(75,655)
Net loss	—	—	—	—	—	(66,215,771)	—	—	(66,215,771)

BALANCE, December 31, 2008	12,500,000	10,575,000	20,989	81,100,216	(107,290)	(103,478,564)	(678,538)	(225,913)	(294,100)

Transfer accumulated preferred dividends to stated value	856,389	—	—	—	—	—	—	—	856,389
Issue 42,797 warrants on Series B Debentures	—	—	—	942	—	—	—	—	942
Stock compensation	—	—	—	701,728	—	—	—	—	701,728
Conversion of 5,750 preferred shares into 1,150,000 common shares	(5,764,000)	—	1,150	5,776,183	—	—	—	—	13,333
Issue 22,024 treasury shares for services provided				(305,693)			342,253		36,560
Dividends on preferred stock	—	—	—	—	—	(775,782)	—	—	(775,782)
Abandonment of Haining City interests					31,635				31,635
Abandonment of Wheatland interests					75,655				75,655
Net loss	—	—	—	—	—	(15,418,430)	—	—	(15,418,430)

BALANCE, December 31, 2009	$7,592,389	$10,575,000	$22,139	$87,273,376	$—	$(119,672,776)	$(336,285)	$(225,913)	$(14,772,070)

GREENHUNTER ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,418,430)	$(66,215,771)	$(12,034,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,270,444	2,713,142	118,627
Stock based compensation	701,728	8,196,453	6,321,321
Amortization of deferred financing costs	1,279,284	706,062	—
Non-cash asset impairment	5,046,090	22,068,886	—
Hurricane property losses	—	3,351,299
Noncontrolling interest	—	(107,290)	—
Gain on sale of assets	(1,267,564)	(99,923)	—
Accretion of discount	438,841	255,143	77,809
Forgiveness of trade payable	(2,757,311)	—	—
Changes in certain assets and liabilities:
Accounts receivable	4,348,297	(4,365,299)	(54,153)
Inventory	5,958,458	(8,417,217)	129,615
Prepaid and other expense	228,704	(1,095,799)	(252,511)
Accounts payable	(5,004,795)	14,997,453	1,571,373
Accrued liabilities	2,510,214	(1,086,453)	1,878,635

Net cash provided by (used in) operating activities	333,960	(29,099,314)	(2,243,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(1,676,064)	(342,653)	—
Acquisition of Telogia	—	(2,500,000)	—
Acquisition of CRC, net of cash acquired	—	—	(6,648,071)
Acquisition of Mesquite Lake	—	—	(1,426,566)
Proceeds from sale of assets	13,425,994	112,763	40,000
Additions to fixed assets	(790,362)	(52,905,892)	(19,256,314)
Increase in other assets	(348,270)	(1,682,308)	(1,543,375)

Net cash used in investing activities	10,611,298	(57,318,090)	(28,834,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from stock and warrant issuance	—	2,568,126	42,713,016
Net proceeds from Series B preferred stock issuance	—	10,550,000
Loan common stock to KSOP	—	(225,913)
Commissions and fees paid on stock issuance	—	(3,045)	(1,532,033)
Gross proceeds from redeemable debenture issuance	1,711,892	17,295,773	7,328,290
Purchase treasury shares	—	(1,350,521)
Increase in notes payable	298,323	50,673,639	4,826,406
Payment of notes payable	(6,541,144)	(8,444,137)	(205,000)
Payment of buyout obligation	—	—	(180,000)
Increase in convertible notes payable	—	—	285,126
Payment of advance from previous affiliate	—	—	(35,459)
Payment of deferred financing costs	(175,451)	(1,970,276)	(2,729,115)
Preferred dividends paid in cash	—	(750,000)	(707,671)

Net cash provided by (used in) financing activities	(4,706,380)	68,343,646	49,763,560

CHANGE IN CASH	6,238,878	(18,073,758)	18,685,608

CASH, beginning of period	676,636	18,750,394	64,786

CASH, end of period	$6,915,514	676,636	18,750,394

`
Cash paid for interest	$2,994,959	4,513,302	199,514

NONCASH TRANSACTIONS:
KSOP company match in stock	—	104,232	—
Lease option acquisitioned for stock	—	366,950	—
Membership interest acquired for treasury shares	—	315,198	—
Bonus paid in stock	—	482,564	—
Noncash common dividends	—	3,183,350	—
Noncash preferred dividends	—	15,188,219	$950,000
Property acquired for stock	—	—	3,465,000
Property acquired for notes payable, net of discount	—	—	1,639,738
Power purchase agreement acquired for stock	—	—	2,310,000
Commissions paid in common stock	—	—	500,000

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
     The following table provides summarized income statement information related to Wheatland’s discontinued operations for the year ended December 31, 2009 and 2008:

	2009	2008
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(87,211)	(108,079)
Other income from discontinued operations	61,047	75,656

Net loss from discontinued operations	$(26,164)	$(32,423)

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
NOTE 8. NOTES PAYABLE
Notes Payable at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Note payable due June 17, 2010, 7.0%	$79,820	$—
Note payable due November 31, 2017, 5.7%	3,072,766	3,147,927
Note payable due March 15, 2009, 3.84%	—	421,817
Non-recourse construction facility, 4.26% and 4.47% at December 31, 2009 and 2008, respectively	28,633,780	33,500,000
Working capital line of credit, 4.26% and 4.47% at December 31, 2009 and 2008, respectively	9,046,054	10,000,000
10% Series A Senior Secured Redeemable Debentures, net of $1,007,039 and $1,435,378 discount, respectively	20,027,109	19,598,770
9% Series B Senior Secured Redeemable Debentures, net of $40,069 and $49,628 discount, respectively	5,261,739	3,540,287

	66,121,268	70,208,801
Less: current portion	(37,849,375)	(7,268,519)

Total Long-Term Debt	$28,271,893	$62,940,282

The following table presents the approximate annual maturities of debt as of December 31, 2009:

2010	$37,849,375
2011	92,322
2012	100,049
2013	7,437,534
Thereafter	20,641,988

$66,121,268

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
Note 10. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2006	—	15,000,055	—	—	—
Issue preferred shares in private placement	12,500
Issue common shares to acquire GreenHunter BioFuels, Inc.		450,000
Issue common shares to acquire power purchase agreement		500,000
Issue common shares for fees on biomass plant acquisition		300,000
Issue common shares in private placement		3,448,168
Issue common shares for commissions on investments and private placements of common stock		60,950
Issue common stock warrants in private placement of preferred and common stock					2,807,834
December 31, 2007	12,500	19,759,173	—	—	2,807,834
Issue 117,998 shares for note payable exchange		117,998
Issue 841,363 warrants on the 10% Series A Redeemable Debentures					841,363
Issue 89,747 warrants on the 9% Series B Redeemable Debentures					89,747
Issue 594,011 shares upon note conversion		594,011
Issue 173,750 shares on warrant exercises		173,750			(173,750)
Issue 253,000 on option exercises		253,000
Cancellation of 1,410,000 warrants surrendered					(1,410,000)
Issue 1,410,000 warrants on series B preferred stock					1,410,000
Issue 10,575 Series B Preferred Shares in private placement	10,575
Issue 173,750 warrants for stock option exercise inducement					173,750
Employer match of 5,512 shares to KSOP		5,512
Issue 58,246 shares for Port Sutton lease option acquisition		58,246
Issue 27,186 shares for executive compensation		27,186
Issue 44,964 treasury shares for Wheatland acquisition			(44,964)
Loan of 15,200 shares to KSOP				15,200
Purchase 89,400 shares for treasury			89,400
Issue 2,470,004 warrants for stock dividend to common and preferred					2,470,004

December 31, 2008	23,075	20,988,876	44,436	15,200	6,208,948
Conversion of Series A Preferred Shares	(5,750)	1,150,000
Issue warrants on 9% Series B Redeemable Debentures issuances					42,797
Issue 22,024 treasury shares for services provided			(22,024)

December 31, 2009	17,325	22,138,876	22,412	15,200	6,251,745

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

*	The Aggregate Intrinsic Value was calculated using the December 31, 2009, 2008, 2007 stock price of $1.15, $4.92, and $10.64.

	2009			2008			2007
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value*	Shares	Price	Value*	Shares	Price	Value*
Outstanding — Beginning of Year	5,629,500	$9.88		4,031,500	$5.60
Granted	2,661,000	$1.52	18,000	3,290,000	$18.44		4,031,500	$5.60
Exercised	—			(253,000)	$5.00	2,719,900
Cancelled	(890,668)	$14.40		(1,439,000)	$18.34

Outstanding — End of Year	7,399,832	$5.93	18,000	5,629,500	$9.88	—	4,031,500	$5.60	20,318,760

Exercisable — End of Year	4,499,663	$8.38	—	3,906,498	$7.00	—	3,500,000	$5.00	20,302,160

The following is a summary of stock options outstanding at December 31, 2009:

			Weighted Average
			Remaining
	Number of Options	Number of	Contractual Life
Exercise Price	Outstanding	Exercisable Options	(Years)
$0.97	100,000	—	9.43
$1.41	500,000	—	9.95
$1.96	1,960,000	—	9.66
$5.00	3,247,000	3,247,000	7.38
$7.50	33,333	33,333	7.76
$10.00	248,333	205,000	7.91
$10.12	2,500	833	8.78
$12.00	6,500	6,000	7.99
$13.66	3,000	3,000	8.50
$17.76	40,000	40,000	8.12
$18.00	16,667	16,667	8.20
$18.91	1,107,499	887,830	8.13
$19.75	13,333	13,333	8.30
$20.02	25,000	—	8.46
$20.64	75,000	25,000	8.44
$22.75	21,667	21,667	8.36
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

Note 14. Quarterly Financial Data
     The following tables set forth unaudited summary financial results on a quarterly basis for the three most recent years.

	2009
	First	Second	Third	Fourth	Total Year

Sales	$3,189,618	$1,717,475	$403,686	$480,754	$5,791,533
Operating income (loss)	$(7,773,863)	$6,455,402	$(3,382,270)	$(8,277,494)	$(12,978,225)
Net income (loss) to common stockholders	$(8,746,889)	$4,449,187	$(3,522,968)	$(8,373,542)	$(16,194,212)
Net income (loss) per share	$(0.42)	$0.21	$(0.16)	$(0.38)	$(0.75)
Weighted average shares	20,935,018	21,296,822	22,097,434	22,101,264	21,612,172

	2008
	First		Second		Third		Fourth		Total Year

Sales		$177,777		$468,108		$331,487		$4,024,209		$5,001,581
Operating loss	$	(7,953,449)	$	(6,638,030)	$	(10,496,693)	$	(37,048,706)	$	(62,136,878)
Net loss to common stockholders	$	(8,279,660)	$	(7,322,647)	$	(26,663,596)	$	(40,138,087)	$	(82,403,990)
Net loss per share		$(0.42)		$(0.37)		$(1.32)		$(1.92)		$(4.08)
Weighted average shares		19,823,254		19,885,486		20,202,531		20,906,545		20,216,032

	2007
	First		Second		Third		Fourth		Total Year

Sales		$—		$554,254		$157,773		$340,716		$1,052,743
Operating loss	$	(462,729)	$	(6,911,193)		$(98,546)	$	(4,411,833)	$	(11,884,301)
Net loss to common stockholders	$	(721,902)	$	(7,881,811)	$	(1,284,500)	$	(3,803,800)	$	(13,692,013)
Net loss per share		$(0.05)		$(0.46)		$(0.07)		$(0.21)		$(0.80)
Weighted average shares		15,111,166		17,268,736		17,750,055		18,159,940		17,082,684
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
     Segment data for the three years ended December 31, 2009, 2008 and 2007 follows:

	2009
	Unallocated
	Corporate	BioMass	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$5,791,533	$5,791,533
Total Operating Costs (recoveries)	(449,941)	38,309	67,136	(1,771,903)	(2,116,399)
Depreciation expense	182,405	—	46,291	4,041,748	4,270,444
Loss on asset impairments	1,651,161	—	217,750	3,177,179	5,046,090
Selling, general and administrative	5,384,799	1,139,979	639,029	4,405,816	11,569,623

Operating income (loss)	(6,768,424)	(1,178,288)	(970,206)	(4,061,307)	(12,978,225)
Other income and (expense)	(858,093)	7,878	(723,360)	(737,988)	(2,311,563)

Income (loss) from continuing operations	$(7,626,517)	$(1,170,410)	$(1,693,566)	$(4,799,295)	$(15,289,788)

Total Assets	$12,753,524	$15,704,951	$229,484	$40,130,320	$68,818,279
Capital Expenditures	$6,748	$40,865	$—	$742,749	$790,362

	2008
	Unallocated
	Corporate	BioPower	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$5,001,581	$5,001,581
Total Operating Costs	558,165	237,527	264,736	19,223,674	20,284,102
Depreciation expense	175,852	—	51,717	2,475,535	2,703,104
Loss on asset impairments	—	2,629,256	—	19,139,630	21,768,886
Selling, general and administrative	15,928,197	623,658	1,179,600	4,650,912	22,382,367

Operating loss	(16,662,214)	(3,490,441)	(1,496,053)	(40,488,170)	(62,136,878)
Other income and expense	(1,993,634)	5,175	29,836	(1,407,905)	(3,366,528)

Net loss from continuing operations	$(18,655,848)	$(3,485,266)	$(1,466,217)	$(41,896,075)	$(65,503,406)

Total Assets	$15,993,774	$20,683,669	$1,393,779	$55,667,733	$93,738,955
Capital Expenditures	$552,521	$17,221,513	$326,775	$37,305,082	$55,405,891

	2007
	Unallocated
	Corporate	Biomass	Wind Energy	BioFuels	TOTAL

Total Revenues	$—	$—	$—	$1,052,743	1,052,743
Total Operating Costs	—	—	276,505	758,799	1,035,304
Depreciation expense	11,535	—	32,128	74,964	118,627
Selling, general and administrative	10,655,019	98,000	388,761	641,333	11,783,113

Operating income (loss)	(10,666,554)	(98,000)	(697,394)	(422,353)	(11,884,301)
Other income and expense	(120,374)	—	53,498	(83,165)	(150,041)

Net Income (Loss) from continuing operations	$(10,786,928)	$(98,000)	$(643,896)	$(505,518)	(12,034,342)

Total Assets	$27,126,618	$5,103,566	$593,264	$26,673,837	59,497,285
Capital Expenditures	$4,796,448	$1,426,566	$5,431	$21,102,506	27,330,951
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

GreenHunter Energy, Inc.
Date: July 15, 2010	By:	/s/ Gary C. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans	Chairman and	July 15, 2010
Gary C. Evans	Chief Executive Officer

/s/ Jonathan D. Hoopes	President and COO	July 15, 2010
Jonathan D. Hoopes

/s/ Morgan F. Johnston	Sr. Vice President, General Counsel	July 15, 2010
Morgan F. Johnston	and Secretary

/s/ David S. Krueger	Vice President and	July 15, 2010
David S. Krueger	Chief Financial Officer

/s/ Ronald D. Ormand	Director	July 15, 2010
Ronald D. Ormand

/s/ Ronald H. Walker	Director	July 15, 2010
Ronald H. Walker