Form 10-Q
period 2010-06-30
GreenHunter Energy, Inc.
filed 2010-08-16
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010: 22,138,876 shares of Common Stock, par value $0.001 per share.

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
	June 30, 2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,327,611	$6,914,381
Accounts receivable from related party	98,734	77,495
Deposits and other current assets	97,287	53,686
Prepaid expenses and other current assets	140,815	153,631
Assets held in receivership — current	—	2,743,247

Total current assets	1,664,447	9,942,440

FIXED ASSETS:
Land and improvements	3,243,687	3,243,687
Buildings	3,100,621	3,100,621
Plant and other equipment	2,626,009	2,921,202
Accumulated depreciation	(471,273)	(516,837)
Construction in progress	11,047,640	10,750,089

Net fixed assets	19,546,684	19,498,762

OTHER ASSETS:
Assets held in receivership	34,872,324	37,387,073
Power purchase agreement	1,396,136	300,000
Deferred financing costs	1,390,783	1,690,004
Other noncurrent assets	100,000	—

Total assets	$58,970,374	$68,818,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$148,185	$169,541
Accounts payable	270,976	6,449,956
Dividends payable	163,863	156,060
Accrued liabilities	4,253,497	4,174,299
Accrued interest on Series A Debentures	2,629,270	525,584
Liabilities associated with assets held in receivership — current	43,768,316	43,843,016

Total current liabilities	51,234,107	55,318,456
NON-CURRENT LIABILITIES:
Notes payable	2,935,482	2,983,045
Nonrecourse redeemable series A debentures, net of discount of $812,128 and $1,007,039, respectively	20,222,020	20,027,109
Nonrecourse redeemable series B debentures, net of discount of $34,813 and $40,069, respectively	5,266,994	5,261,739

Total long-term liabilities	28,424,496	28,271,893
COMMITMENTS AND CONTINGENCIES (Notes 11)
STOCKHOLDERS’ DEFICIT:
Series A 8% convertible preferred stock, $.001 par value, $1,171 and $1,125 stated value, respectively, 6,750 issued and outstanding, liquidation preference of $8,068,371 and $7,748,449, respectively	7,904,508	7,592,389
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 issued and outstanding	10,575,000	10,575,000
Common stock, $.001par value, 90,000,000 authorized shares, 22,138,876 issued and 22,116,464 outstanding, liquidation preference of $10,575,000	22,139	22,139
Additional paid-in capital	88,043,038	87,273,376
Accumulated deficit	(126,670,716)	(119,672,776)
Treasury stock, at cost, 22,412 shares	(336,285)	(336,285)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ deficit	(20,688,229)	(14,772,070)

Total liabilities and stockholders’ deficit	$58,970,374	$68,818,279

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2010	2009	2010	2009
COSTS AND EXPENSES (RECOVERIES):
Hurricane repairs and losses (insurance proceeds)	—	(449,941)	—	(449,941)
Project costs	—	46,136	4,065	81,777
Depreciation expense	46,830	63,244	94,505	129,509
Selling, general and administrative	825,836	688,061	2,037,587	3,550,839
Loss on asset impairments	—	—	160,824	1,651,161

Total costs and expenses (recoveries)	872,666	347,500	2,296,981	4,963,345

OPERATING LOSS	(872,666)	(347,500)	(2,296,981)	(4,963,345)

OTHER INCOME (EXPENSE):
Interest and other income	211,289	6,013	2,135,778	24,769
Interest, accretion and other expense	(789,193)	(802,403)	(1,579,296)	(1,598,701)

Total other income (expense)	(577,904)	(796,390)	556,482	(1,573,932)

Loss from continuing operations	(1,450,570)	(1,143,890)	(1,740,499)	(6,537,277)
Gain (loss) on sale of discontinued operations	—	(309,725)	—	549,029
Income (loss) from discontinued operations, net of taxes	(2,682,926)	6,128,441	(4,937,519)	2,163,518

Net Income (Loss)	(4,133,496)	4,674,826	(6,678,018)	(3,824,730)
Preferred stock dividends	(163,862)	(225,639)	(319,922)	(472,972)

Net income (loss) to common stockholders	$(4,297,358)	$4,449,187	$(6,997,940)	$(4,297,702)

Weighted average shares outstanding, basic and diluted	22,373,261	21,296,822	22,239,515	21,116,920

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.06)	$(0.09)	$(0.33)

Earnings (loss) from discontinued operations	$(0.12)	$0.27	$(0.22)	$0.13

Net earnings (loss) per share	$(0.19)	$0.21	$(0.31)	$(0.20)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2010 TO JUNE 30, 2010

				Additional			Unearned	Total
	Series A	Series B	Common	Paid in	Accumulated	Treasury	Shares in	Equity
	Preferred Stock	Preferred Stock	Stock	Capital	Deficit	Stock	KSOP	(Deficit)
BALANCE, January 1, 2010	$7,592,389	$10,575,000	$22,139	$87,273,376	$(119,672,776)	$(336,285)	$(225,913)	$(14,772,070)
Transfer accumulated preferred dividends to stated value	312,119							312,119
Share based payments				700,551				700,551
Issued 100,000 warrants				69,111				69,111
Dividends on preferred stock					(319,922)			(319,922)
Net loss	—	—	—	—	(6,678,018)	—	—	(6,678,018)

BALANCE, June 30, 2010	$7,904,508	$10,575,000	$22,139	$88,043,038	$(126,670,716)	$(336,285)	$(225,913)	$(20,688,229)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,678,018)	$(3,824,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,674,487	2,146,065
Noncash stock compensation	700,551	136,836
Issue warrants on letter of guarantee	69,111	—
Amortization of deferred financing costs	1,226,277	688,498
Non-cash asset impairment	160,824	1,651,161
Noncontrolling interest	—	(59,496)
Gain on sale of assets	—	(539,967)
Accretion of discount	200,166	238,675
Changes in certain assets and liabilities:
Accounts receivable	28,639	(2,600,069)
Inventory	179,322	5,290,029
Prepaid and other expense	463,522	(292,440)
Accounts payable	(7,510,321)	(4,044,650)
Accrued liabilities	3,467,741	354,468

Net cash used in operating activities	(6,017,699)	(855,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	2,018,717	(3,655,998)
Proceeds from sale of assets	9,775	4,349,448
Additions to fixed assets	(305,425)	(706,951)
Increase in other assets	(1,196,136)	(45,931)

Net cash provided by (used in) investing activities	526,931	(59,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from redeemable debenture issuance	—	1,711,892
Increase in notes payable	55,848	221,560
Payment of notes payable	(151,850)	(1,525,676)
Payment of deferred financing costs	—	(137,951)

Net cash provided by (used in) financing activities	(96,002)	269,825

CHANGE IN CASH	(5,586,770)	(645,227)

CASH, beginning of period	6,914,381	676,636

CASH, end of period	$1,327,611	$31,409

Cash paid for interest	$729,376	$1,790,871

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, are unaudited. The December 31, 2009 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2010, and the results of operations for the three and six month periods ended June 30, 2010 and 2009, changes in stockholders’ equity for the six months ended June 30, 2010, and cash flows for the six month periods ended June 30, 2010 and 2009.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2009 Form 10-K. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the operating results that will occur for the full year.
     The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.
Nature of Operations
     Our business plan is to acquire and operate assets in the renewable energy sectors of biomass, biofuels, geothermal, solar, and wind. Our plan is to become a leading provider of clean energy products offering residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources.
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), GreenHunter BioFuels, Inc. (“BioFuels”), and GreenHunter Wind Energy, LLC (“Wind”). All significant intercompany transactions and balances have been eliminated.
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of all energy products including the price of biodiesel and our feedstock inventories adversely impacted our inventory values and resulting working capital positions. The lack of consistent and meaningful governmental support with tax incentives and other credit enhancements has had a serious detrimental effect on our planned business operations. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April 2009 through June 30, 2010. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have received a letter of guarantee from the Chairman and Chief Executive Officer of the company for up to an additional $1 million of credit support if needed to fund operations. We believe the unrestricted cash, the letter of guarantee and credit support, and expected proceeds from bonds planned to be issued in September will be sufficient to fund operations for the next twelve months.
     As of June 30, 2010, we had a working capital deficit of $49.6 million which includes $3.7 million related to construction at our Mesquite Lake Biomass Plant, $2.6 million of accrued interest on our nonrecourse Series A Debentures, and $43.8 million of liabilities associated with assets held in receivership which are non-recourse to the Company, including $37.7 million of non-recourse notes payable to a bank related to BioFuels. It is our intent to settle the $3.7 million in Mesquite Lake liabilities at a discount with proceeds from bonds we plan to issue in September of this year to finance the completion of the Mesquite Lake project. The $2.6 million in interest on the nonrecourse Series A Debentures is non-recourse to GreenHunter Energy. The BioFuels liabilities are non-recourse to GreenHunter Energy and are included in current liabilities as of June 30, 2010 due to the fact that BioFuels is in default on its note and all liabilities are considered current. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on June 3, 2010, BioFuels received a notice from the lender that BioFuels has been placed into receivership. This credit agreement documents BioFuels’ existing project financing term loan

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
and working capital line of credit with the Lender. The loan facilities are secured predominantly by BioFuels’ existing biodiesel refinery and associated assets located in Houston, Texas and are non-recourse to the parent company. In addition, the Lender has notified the depositary where the BioFuels’ bank accounts are being held to no longer honor any requests for transfer or withdrawal by BioFuels of funds in such accounts.
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
     The aforementioned application has multiple requirements including substantial project information and proof of certain actions taken by local governmental issuers on behalf of us and the project. Importantly, as part of the application, we included documentation of discretionary approval by the County of Imperial. Additionally a Tax Equity and Fiscal Responsibility Act from 1982 (TEFRA) hearing was conducted on March 16, 2010 approving the $20 million of bond issuance. This approval opened up the opportunity for us to pursue low-cost funding for the majority of the projected construction costs of Mesquite Lake.
     A subsequent TEFRA hearing to approve an increase from a $20 million to $29.9 million bond issuance was held on May 25, 2010 and the increase was approved.
     CDLAC approved the RZFB allocation on May 26, 2010 for a $29.9 million award. This amount represents the maximum award for which the Company applied. Based on the Project’s circumstances and in accordance with CDLAC Procedures, the Project qualifies for an extension to the issuance deadline to September 23, 2010.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. With the anticipated funds available from the bond offering, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our Mesquite Lake biomass plant in order that we have a business segment that can generate positive cash flow to sustain operations. There can be no assurance that we will be successful in closing the bond offering. If we are unable to raise funds through the bond offering, we will be required to seek alternate financing arrangements.
Income or Loss Per Share
     Basic income or loss per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from stock options, unvested and unissued stock awards, warrants, convertible debentures and preferred stock.
     Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three and six month periods ended June 30, 2010 and 2009 as their effects would have been anti-dilutive.

	June 30,
	2010	2009
Stock options	7,076,500	5,007,331
Unvested and unissued stock awards	206,842	—
Warrants	6,351,745	6,251,745
Convertible debentures	27,507,141	16,835,836
Preferred Stock	2,990,902	2,854,000
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
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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
Note 3. Discontinued Operations
     We completed the sale of the Telogia biomass plant during February 2009 for total proceeds of approximately $4.5 million cash. We recorded a gain of approximately $549 thousand on the disposal, net of post closing adjustments for the six months ended June 30, 2009.
     The following table provides summarized income statement information related to Telogia’s discontinued operations for the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(5,649)	(215,652)
Other income from discontinued operations	—	348)

Net loss from discontinued operations	$(5,649)	$(215,304)

     During September 2009, we abandoned the assets and our interests in Haining City Wind Energy, LLC (“Haining City”) resulting in a loss on asset abandonment of $88 thousand.
     The following table provides summarized income statement information related to Haining City’s discontinued operations for the three and six months ended June 30, 2009:

	Three Months	Six Months
	Ended June	Ended June
	30, 2009	30, 2009
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(11,910)	(59,155)
Other income from discontinued operations	—	—
Minority Interest Income	3,587	12,473

Net loss from discontinued operations	$(8,323)	$(46,682)

     During December 2009, we abandoned the assets and our interests in Wheatland Wind Power, LLC (“Wheatland”) resulting in a loss on asset abandonment of $918 thousand.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
     The following table provides summarized income statement information related to Wheatland’s discontinued operations for the three and six months ended June 30, 2009:

	Three Months	Six Months
	June Ended	Ended June
	30, 2009	30, 2009
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(17,582)	(67,175)
Other income from discontinued operations	—	—
Minority Interest Income	12,307	47,022

Net loss from discontinued operations	$(5,275)	$(20,153)

     During June 2010, the assets of GreenHunter BioFuels, Inc. were placed into receivership (see note 5).
     The following table provides summarized income statement information related to GreenHunter BioFuel’s discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales and other revenues from discontinued operations	$75,776	$1,717,475	$319,170	$4,907,093
Operating expenses (recoveries) from discontinued operations	(1,363,077)	5,114,919	(3,576,217)	(1,135,879)
Other expense from discontinued operations	(1,395,625)	(684,706)	(1,680,472)	(1,325,557)

Net income (loss) from discontinued operations	$(2,682,926)	$6,147,688	$(4,937,519)	$2,445,657

Note 4. Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During the three and six months ended June 30, 2010, we recorded impairments of $0 and $161 thousand, respectively, on assets for wind projects that have expired.
Note 5. Notes Payable
     Notes Payable at June 30, 2010 consisted of the following:

Long-Term Debt:
Note payable due November 31, 2017, 5.7%	3,027,820
Note payable due February 15, 2011, 5.75%	55,847
Nonrecourse 10% Series A Redeemable Debentures, net of $812,128 discount	20,222,020
Nonrecourse 8% Series B Redeemable Debentures, net of $34,813 discount	5,266,994

28,572,681
Less: current portion	(148,185)

Total Long-Term Debt	$28,424,496

Notes Payable — Nonrecourse
     During March 2009, we determined we were not in compliance with certain covenants of our non-recourse construction loan and non-recourse working capital line of credit at BioFuels. Accordingly, we classified the entire amounts due under both of these agreements as current liabilities associated with assets held in receivership at June 30, 2010. On December 16, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender agreed to waive any claims of “Events of Default” until March 31, 2010. The agreement was further amended on March 30, 2010 to extend until April 30, 2010. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on June 3, 2010, BioFuels received a written notice from the lender that BioFuels has been placed into receivership. This credit agreement documents BioFuels’ existing project financing term loan

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
and working capital line of credit with the Lender. The loan facilities are secured predominantly by BioFuels’ existing biodiesel refinery and associated assets located in Houston, Texas and are non-recourse to the parent company. In addition, the Lender has notified the depositary where the BioFuels’ bank accounts are being held to no longer honor any requests for transfer or withdrawal by BioFuels of funds in such accounts.
     These loans are nonrecourse to GreenHunter Energy and are secured by the refinery and associated assets.
Nonrecourse10% Series A Senior Secured Redeemable Debentures
     During April 2009 through June 2010, we were unable to make the interest payments on these debentures. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
Note 6. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2009	17,325	22,138,876	22,412	15,200	6,251,745
Issuance of 100,000 common stock warrants	—	—	—	—	100,000

June 30, 2010	17,325	22,138,876	22,412	15,200	6,351,745
Preferred Stock
     We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2009 and March 31, 2010, and June 30, 2010. In accordance with the terms of this preferred stock, accrued dividends of $312 thousand on March 31, 2010 were added to the stated value of the preferred stock. This additional $312 thousand in stated value will accrue dividends at a 10% rate per annum. The Company has accrued dividends of approximately $164 thousand at June 30, 2010.
Common Stock
     We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied.
Common Stock Warrants
     During the first quarter of 2010, we issued 100,000 warrants upon the receipt of the letter of guarantee and credit support from our Chairman and Chief Executive Officer. The exercise price of the warrants was set at $1.34 as of the issuance date of March 31, 2010, and will be proportionally increased or decreased upon subsequent combinations or subdivisions of common stock. These warrants are exercisable immediately upon issuance and have a five-year life. We determined the grant-date fair value of the warrants to be approximately $69 thousand, or $.69 per share using the Black-Scholes method with the following inputs: Stock price on the date of grant of $1.30, exercise price of $1.34, term of 5 years, volatility of 63.13%, and discount rate of 2.74%. The grant-date fair value of $69 thousand is included in selling, general, and administrative expense on our condensed consolidated statement of operations for the six months ended June 30, 2010.
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

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
Common Stock Options
     We recorded share-based compensation expense of $701 thousand related to stock options for which the requisite service periods elapsed during the six months ended June 30, 2010. These expenses are included in our selling, general and administrative expenses. No option exercises occurred during the six months ended June 30, 2010.
     As of June 30, 2010, there was $2.1 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 2.30 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon the exercise of the stock options.
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards.
     The following is a summary of stock option activity during the period ended June 30, 2010.

		Weighted average	Aggregate Intrinsic
	Number of Shares	Exercise Price	Value* ($000’s)
Outstanding — Beginning of Year	7,399,832	$5.93	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(323,332)	9.28	—

Outstanding — End of Period	7,076,500	$5.95	—

Exercisable — End of Period	4,647,832	$8.57	$—

*	The Aggregate Intrinsic Value was calculated using the June 30, 2010 stock price of $0.92.
     The following is a summary of stock options outstanding at June 30, 2010:

		Weighted Average
		Remaining
	Number of Options	Contractual Life	Number of
Exercise Price	Outstanding	(Years)	Exercisable Options
$.97	100,000	8.93	33,333
$1.41	500,000	9.46	—
$1.96	1,725,000	9.16	—
$5.00	3,247,000	6.88	3,247,000
$7.50	33,333	7.27	33,333
$10.00	243,333	7.41	210,000
$10.12	2,500	8.28	833
$12.00	6,500	7.49	6,000
$13.66	3,000	8.01	3,000
$17.76	40,000	7.62	40,000
$18.00	16,667	7.70	16,667
$18.91	1,099,167	7.63	997,666
$19.75	13,333	7.81	13,333
$20.64	25,000	7.94	25,000
$22.75	21,667	7.87	21,667
Restricted Shares

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
     During the six months ended June 30, 2010, we granted 106,842 shares of restricted common stock to the nonemployee Board of Directors as payment for their fees for the year 2009 and first and second quarters 2010 in lieu of receiving cash for their fees. These common shares vest immediately. These shares were valued at weighted average of $1.20 per share, based on the quoted market value of the stock on the date of the grant, and $129 thousand of expense was recognized in our selling, general, and administrative expenses as of June 30, 2010 related to these shares. These shares were not issued as of June 30, 2010 but are included in weighted average basic shares outstanding as of June 30, 2010.

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Unvested — Beginning of Year	100,000	$1.87
Granted	106,842	1.20
Cancelled	—	—
Exercised	—	—
Vested	(106,842)	1.20

Unvested — End of Period	100,000	$1.87

Note 8. Related Party Transactions
     During the six months ended June 30, 2010, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by our Chairman and Chief Executive Officer. Airplane rental expenses totaled $0 and $12 thousand for the three and six months ended June 30, 2010, respectively.
     During the six months ended June 30, 2010, we provided accounting services for a fee to Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and major shareholder. Professional services revenues totaled $30 thousand and $60 thousand for the three and six months ended June 30, 2010, respectively.
     During the first quarter of 2010, we issued 100,000 warrants upon the receipt of the letter of guarantee and credit support from our Chairman and Chief Executive Officer, as discussed in Note 6.
Note 9. Segment Data
     We currently have two reportable segments: Wind Energy and Biomass. Each of our segments is a strategic business that offers different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. All of our segments are still in development stages with no significant operations.
     The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2009. There are no intersegment revenues or expenses.
     Segment data for the three and six month periods ended June 30, 2010 and 2009 are as follows:

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	For the Three Months Ended June 30, 2010
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Depreciation expense	46,830	—	—	46,830
Selling, general and administrative	698,593	121,726	5,517	825,836

Operating loss	(745,423)	(121,726)	(5,517)	(872,666)
Other income and (expense)	(742,066)	164,160	2	(577,904)

Income (loss) from continuing operations	$(1,487,489)	$42,434	$(5,515)	$(1,450,570)

Total Assets	$6,919,166	$17,142,530	$36,254	$24,097,950

Capital Expenditures	$4,638	$170,524	$—	$175,162

	For the Three Months Ended June 30, 2009
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Total Operating Costs	(449,941)	27,753	18,383	(403,805)
Depreciation expense	46,456	—	16,788	63,244
Selling, general and administrative	204,764	236,735	246,562	688,061

Operating income (loss)	198,721	(264,488)	(281,733)	(347,500)
Other income and (expense)	(796,729)	339	—	(796,390)

Loss from continuing operations	$(598,008)	$(264,149)	$(281,733)	$(1,143,890)

Total Assets	$13,902,030	$15,333,569	$469,625	$29,705,224

Capital Expenditures	$—	$—	$—	$—

	For the Six Months Ended June 30, 2010
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Total Operating Costs	—	—	4,065	4,065
Depreciation expense	94,505	—	—	94,505
Loss on asset impairments	—	—	160,824	160,824
Selling, general and administrative	2,377,496	(352,377)	12,468	2,037,587

Operating income (loss)	(2,472,001)	352,377	(177,357)	(2,296,981)
Other income and (expense)	(1,303,810)	1,860,290	2	556,482

Income (loss) from continuing operations	$(3,775,811)	$2,212,667	$(177,355)	$(1,740,499)

Total Assets	$6,919,166	$17,142,530	$36,254	$24,097,950

Capital Expenditures	$7,474	$320,223	$—	$327,697

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	For the Six Months Ended June 30, 2009
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Total Operating Costs	(449,941)	28,309	53,468	(368,164)
Depreciation expense	94,296	—	35,213	129,509
Loss on asset impairments	1,651,161	—	—	1,651,161
Selling, general and administrative	2,621,351	399,711	529,777	3,550,839

Operating loss	(3,916,867)	(428,020)	(618,458)	(4,963,345)
Other income and (expense)	(1,581,735)	7,878	(75)	(1,573,932)

Loss from continuing operations	$(5,498,602)	$(420,142)	$(618,533)	$(6,537,277)

Total Assets	$13,902,030	$15,333,569	$469,625	$29,705,224

Capital Expenditures	$2,463	$(12,825)	$—	$(10,362)

Note 10. Commitments and Contingencies
     During 2007, we entered into an agreement which granted the entity from whom we purchased the Mesquite Lake plant, the non-exclusive right to represent us in the location and development of renewable energy projects. On May 4, 2010, we received a release from all consulting fee obligations pertaining to the agreement to purchase the Mesquite Lake facility. We reduced selling, general, and administrative expenses by $686 thousand for the six months ended June 30, 2010 as a result of reversing liabilities previously accrued pursuant to the agreement. We are no longer obligated for the remaining $784 thousand in fees that would be due under this agreement.
     During the six months ended June 30, 2010, we recorded $1.1 million in additional contingent fees to a third party for their assistance in obtaining the Mesquite Lake Power Purchase Agreement. The future obligation is contingent upon us obtaining acceptable financing for capital improvements and completing the required development of the plant for it to become operational.
     We have an outstanding employment agreement with an executive officer for a term of two years. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was terminated without cause, was $500 thousand at June 30, 2010.
     Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. At December 31, 2009, $6.1 million was recorded in accounts payable for amount due Crown including subcontractors.
     On January 18, 2010, a settlement was reached in the lawsuit with Crown Engineering for $1.8 million. The Company and Crown are finalizing the documentation dismissing the claims against each other in State Court and the related release of mechanics’ liens. The difference between the settlement amount and the original claim was recognized as forgiveness of trade payables in other income for the six months ended June 30, 2010.
     In addition, we have been sued by various subcontractors of Crown Engineering and Construction regarding the payment of services to refurbish our biomass plant in California. We are currently negotiating with all subcontractors to settle the various amounts due with the subcontractors. We have approximately $2.6 million accrued in unsettled claims due to these subcontractors at June 30, 2010. We believe a significant discount to these unsettled claims will be achievable prior to year end 2010.
Note 11. Subsequent Events
     There are no subsequent events during the period of June 30, 2010 through the date of this report.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2010

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
Overview
     Prior to April 13, 2007, we were a startup company in the development stage. Our plan is to acquire and operate assets in the renewable energy sectors of biomass, biofuels, geothermal, solar, and wind. We currently have ongoing business initiatives at GreenHunter in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”). It is our goal to become a leading provider of clean energy products.
     We believe that our ability to successfully compete in the renewable energy industry depends on many factors, including the location and low cost construction of our planned facilities, execution of our acquisition strategy, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate debt and equity capital, proper and meaningful governmental support including tax incentives and credit enhancements, and recruitment and retention of experienced management.
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of all energy products including the price of biodiesel and our feedstock inventories adversely impacted our inventory values and resulting working capital positions. The lack of consistent and meaningful governmental support with tax incentives and other credit enhancements has had a serious detrimental effect on our planned business operations. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April 2009 through June 30, 2010. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have received a letter of guarantee from the Chairman and Chief Executive Officer of the company for up to an additional $1 million of credit support if needed to fund operations. The unrestricted cash, along with the letter of guarantee and credit support, has provided cash required to fund operations for the next twelve months.
     As of June 30, 2010, we had a working capital deficit of $49.6 million which includes $3.7 million related to construction at our Mesquite Lake Biomass Plant, $2.6 million of accrued interest on our nonrecourse Series A Debentures, and $43.8 million of liabilities associated with assets held in receivership which are non-recourse to the Company, including $37.7 million of non-recourse notes payable to a bank related to BioFuels. It is our intent to settle the $3.7 million in Mesquite Lake liabilities at a discount with proceeds from bonds we plan to issue in September of this year to finance the completion of the Mesquite Lake project. The $2.6 million in interest on the nonrecourse Series A Debentures is non-recourse to GreenHunter Energy. The BioFuels liabilities are non-recourse to GreenHunter Energy and are included in current liabilities as of June 30, 2010 due to the fact that BioFuels is in default on its note and all liabilities are considered current. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on June 3, 2010, BioFuels received a notice from the lender that BioFuels has been placed into receivership. This credit agreement documents BioFuels’ existing project financing term loan and working capital line of credit with the Lender. The loan facilities are secured predominantly by BioFuels’ existing biodiesel refinery and associated assets located in Houston, Texas and are non-recourse to the parent company. In addition, the Lender has notified the depositary where the BioFuels’ bank accounts are being held to no longer honor any requests for transfer or withdrawal by BioFuels of funds in such accounts.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2010
BioMass
     In May 2007 we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass plant located near El Centro, California, which we began refurbishing during 2008. During 2008, we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We obtained the air permit in July 2010. We executed a new power purchase agreement for this facility in October 2009. We plan to resume construction on the possible expansion of up to 10 Megawatts (“MW”) sometime during the third quarter of 2010, assuming additional sources of funding are obtained.
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
     The aforementioned application has multiple requirements including substantial project information and proof of certain actions taken by local governmental issuers on behalf of us and the project. Importantly, as part of the application, we included documentation of discretionary approval by the County of Imperial. Additionally a Tax Equity and Fiscal Responsibility Act from 1982 (TEFRA) hearing was conducted on March 16, 2010 approving the $20 million of bond issuance. This approval opened up the opportunity for us to pursue low-cost funding for the majority of the projected construction costs of Mesquite Lake.
     A subsequent TEFRA hearing to approve an increase from a $20 million to $29.9 million bond issuance was held on May 25, 2010 and the increase was approved.
     CDLAC approved the RZFB allocation on May 26, 2010 for a $29.9 million award. This amount represents the maximum award for which the Company applied. Based on the Project’s circumstances and in accordance with CDLAC Procedures, the Project qualifies for an extension to the issuance deadline to September 23, 2010.
Wind Energy
     Until April 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to a potential wind energy farm located in California. We also continue to seek additional potential development sites, particularly those that would be near our other renewable energy projects. The nature of these wind energy projects necessitates a longer term horizon than our other projects before they become operational, if ever. The significant decrease in natural gas prices over the past several years has in turn caused a significant decline in wholesale electric prices which has caused our ability to develop wind projects to be commercially uneconomical.
Solar Energy
     According to the National Renewable Energy Laboratory (NREL), average annual irradiance per square meter in the Imperial County is 6.23 kilowatt hours per day. Our Mesquite Lake biomass facility is located on a 40-acre parcel of which 30 acres will be utilized for the biomass operation leaving 10 acres for the development of additional renewable energy projects. During the first quarter, we formed a new subsidiary to explore the development of a solar energy farm on our Mesquite Lake project site and completed a generator interconnection request with the Imperial Irrigation District (IID). On March 16, 2010 we were notified that IID had preserved an interconnection queue position for our solar project. Subject to regulatory and permitting approvals, we believe there are unique economic and operational advantages to building a solar farm on this site most significant being the ability to share existing interconnection infrastructure with the biomass facility. We are in discussions with potential energy buyers and established solar energy technology manufacturers and we hope to have a business model established to pursue the Mesquite Lake and other solar development opportunities by the end of the year.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2010
Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009:
Wind Energy Project Costs
     We incurred no project costs associated with our wind energy projects in the 2010 period as compared to $18 thousand in the 2009 period. The decrease is the result of decreased wind project activity in the 2010 period.
Hurricane repairs and losses
     We recorded no hurricane repairs and losses for the quarter ended June 30, 2010, compared to a credit of $450 thousand during the prior year period. The credit in 2009 was due to insurance proceeds received for equipment damaged as a result of our Houston BioFuels campus being hit by Hurricane Ike during September of 2008.
Depreciation Expense
     Depreciation expense was $47 thousand during the second quarter of 2010 compared to $63 thousand during the 2009 period; the decrease was primarily due to the impairments of the wind energy project assets which decreased the depreciable assets.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was approximately $826 thousand during the 2010 period, compared to $688 thousand during the 2009 period.
     Unallocated corporate SG&A increased approximately $494 thousand between the two periods, increasing from $205 thousand up to $699 thousand. The increase is due to an increase in stock compensation expense due to forfeitures in the 2009 period resulting from the layoffs in second quarter of 2009, net of decreases in salaries and personnel-related costs other than employee benefits, office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of management’s efforts to reduce operating costs.
     BioMass SG&A was approximately $122 thousand during the 2010 period versus approximately $237 thousand during the 2009 period. The decrease is due to decreased consulting fees related to a consulting agreement which terminated during first quarter of 2010.
     Wind Energy SG&A decreased approximately $241 thousand, down to $6 thousand resulting from decreased personnel and office-related costs compared to 2009.
Operating Income/Loss
     Our operating loss was $873 thousand in the 2010 period versus our operating loss of $348 thousand in the 2009 period due to the effect of a credit for hurricane expenses in the 2009 period.
     Our Wind Energy segment generated an operating loss of $6 thousand during 2010 as compared to an operating loss of $282 thousand during 2009 due to decreased project related costs and personnel and office-related costs as a result of fewer active projects.
     Our BioMass segment generated operating losses of $122 thousand during 2010 and $264 thousand during 2009; the decrease was primarily due to decreased consulting fees resulting from the release of a previously existing consulting agreement.
     Our unallocated corporate operating loss was $745 thousand for the 2010 period, compared to operating income of $199 thousand during the 2009 period. The increase was primarily due to decreases in salaries and personnel-related costs other than employee benefits, office related costs, travel and marketing, professional fees, and taxes and permits, net of the insurance proceeds received in the 2009 period for equipment damaged in Hurricane Ike and an increase in share based compensation due to forfeitures resulting from layoffs in the 2009 period.
Other Income and Expense
     Other expense was $578 thousand during the 2010 period compared to $796 thousand during the 2009 period. The decrease

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2010
of approximately $218 thousand was primarily due to the settlement of trade payables at less than full value in the 2010 period.
Preferred Stock Dividends
     Dividends on our preferred stock were $226 thousand in the 2009 period versus $164 thousand in the 2010 period. The decrease was the result of a conversion of 5,750 shares of preferred stock into 1,150,000 shares of our common stock during second quarter of 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009:
Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $4 thousand in the 2010 period compared to $53 thousand in the 2009 period. The decrease is the result of decreased wind project activity in the 2010 period.
Hurricane repairs and losses
     We had no hurricane repairs and losses for the six months ended June 30, 2010, compared to a credit of $450 thousand during the prior year period. The credit in 2009 was due to insurance proceeds received for equipment damaged by Hurricane Ike during September of 2008.
Depreciation Expense
     Depreciation expense was $95 thousand during the 2010 period compared to $130 thousand during the 2009 period; the decrease was primarily due to the impairment of the wind energy project assets booked in December 2009 which decreased the depreciable assets.
Loss on Asset Impairments
     Our loss on asset impairment was $161 thousand during the 2010 period, compared to $1.7 million during the prior year period. For the 2010 period, the impairment was the result of the expiration of Wind projects. In 2009, an impairment of $1.5 million was related to a lease option which expired during April 2009 while $170 thousand was related to a decline in the value of equipment.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was $2 million during the 2010 period versus $3.6 million during the 2009 period, a decrease of $1.6 million.
     Unallocated corporate SG&A decreased approximately $244 thousand between the two periods, decreasing from $2.6 million down to $2.4 million. The decrease is due to decreases in salaries and personnel-related costs other than employee benefits, office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of management’s efforts to reduce operating costs net of an increase in share based compensation due to forfeitures resulting from the layoffs in second quarter of 2009.
     BioMass SG&A was approximately $352 thousand credit during the 2010 period versus approximately $400 thousand of expense during the 2009 period due to increased consulting fees to obtain government grants for the Mesquite Lake biomass plant, net of $686 thousand of cancelled consulting fees related to a consulting agreement.
     Wind Energy SG&A decreased approximately $517 thousand, down to $12 thousand resulting from decreased personnel and office-related costs compared to 2009.
Operating Income/Loss
     Our operating loss was $2.3 million in the 2010 period versus a loss of $5 million in the 2009 period.
     Our Wind Energy segment generated an operating loss of $177 thousand during 2010 as compared to an operating loss of $618 thousand during 2009 due to decreased project related costs as a result of fewer active projects.
     Our BioMass segment generated operating income of $352 thousand during 2010 and loss of $428 thousand during 2009; the increase was due to increased consulting fees to obtain government grants for the Mesquite Lake biomass plant net of $686 thousand of cancelled consulting fees related to a consulting agreement.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2010
     Our unallocated corporate operating loss was $2.5 million for the 2010 period, compared to an operating loss of $3.9 million during the 2009 period. The decrease was primarily due to decreases in salaries and personnel-related costs other than employee benefits, office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of management’s efforts to reduce operating costs and a decrease in asset impairments.
Other Income and Expense
     Other income was $556 thousand during the 2010 period compared to expense of $1.6 million during the 2009 period. The increase of approximately $2.1 million was primarily due to the settlement of trade payables at less than full value in the 2010 period.
Preferred Stock Dividends
     Dividends on our preferred stock were $473 thousand in the 2009 period versus $320 thousand in the 2010 period. The decrease was the result of a conversion of 5,750 shares of preferred stock into 1,150,000 shares of our common stock during second quarter of 2009.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of June 30, 2010, we had cash and cash equivalents of approximately $1.3 million and a working capital deficit of $49.6 million as compared to cash and cash equivalents of $31 thousand and working capital deficit of $48.3 million as of June 30, 2009. $43.8 million of our working capital deficit at June 30, 2010 and $43.8 million at December 31, 2009 was related to BioFuel’s assets held in receivership. These liabilities are non-recourse to GreenHunter Energy. Changes in our cash and working capital during the quarter ended June 30, 2010 are described below.
Operating Activities
     During the six months ended June 30, 2010, operating activities used $6 million versus $856 thousand during the six months ended June 30, 2009. We continue to have no operating sources of income with which to pay our operating costs other than those revenues generated at our biodiesel refinery, and the use of those revenues are restricted under our credit agreement with a bank. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.
Financing Activities
     During the six months ended June 30, 2010, we used cash of $96 thousand in our financing activities compared to $270 thousand net cash provided for the six months ended June 30, 2009, due to significantly less financing activities in the 2010 period whereas in the 2009 period we had proceeds from issuance of redeemable debentures of $1.7 million and proceeds from debt borrowings of $222 thousand, net of payment of notes payable of $1.5 million and payment of deferred financing costs of $138 thousand.
Investing Activities and Future Requirements
     Capital Expenditures
     During the first six months of 2010, we invested approximately $305 thousand in capital expenditures, primarily related to costs incurred at Mesquite Lake. During the first six months of 2009, we invested approximately $707 thousand in capital expenditures, primarily related to costs incurred at our BioFuels plant.
     BioMass
     We are seeking financing for a minimum of $24 million and a maximum of $34 million in capital expenditures in 2010 for refurbishment and expansion costs at the Mesquite Lake biomass facility near El Centro, California.

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2010
Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.
     During 2007, we entered into an agreement which granted the entity from whom we purchased the Mesquite Lake plant, the non-exclusive right to represent us in the location and development of renewable energy projects. On May 4, 2010, we received a release from all consulting fee obligations pertaining to the agreement to purchase the Mesquite Lake facility. We reduced selling, general, and administrative expenses by $686 thousand for the six months ended June 30, 2010 as a result of reversing liabilities previously accrued pursuant to the agreement. We are no longer obligated for the remaining $784 thousand in fees that would be due under this agreement.
     During the six months ended June 30, 2010, we recorded $1.1 million in additional contingent fees to a third party for their assistance in obtaining the Mesquite Lake Power Purchase Agreement. The future obligation is contingent upon us finding acceptable financing for capital improvements and completing the required development of the plant for it to become operational.
     We have an outstanding employment agreement with an executive officer for a term of two years. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was terminated without cause, was $500 thousand at June 30, 2010.
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
Off-Balance Sheet Arrangements
     From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2010, the off-balance sheet arrangements and transactions that we have entered into include only an employee agreement. We do not believe that this arrangement is reasonably likely to materially affect our liquidity or

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2010
availability of, or requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through June 30, 2010.
Commodity Price Risk
     Our Mesquite Lake facility will consume woody biomass as fuel to generate electricity. The woody biomass will be comprised of any organic material not derived from fossil fuels, such as agriculture crop residue, orchard prunings and removals, stone fruit pits, nut shells, cotton gin trash, cotton stalks, vineyard prunings, cull logs, eucalyptus logs, bark, lawn clippings, yard and garden clippings, leaves, silvicultural residue, tree and brush prunings, wood and wood chips and wood waste. We have performed a fuel availability study and believe there is ample woody biomass available at economically feasible prices in geographic area surrounding Mesquite Lake. However, a number of factors including continued decline in economic activity, adverse weather conditions and competition from other consumers of woody biomass could result in reduced supply or higher prices for woody biomass which could increase our costs to produce electricity. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future, we may enter into interest rate derivatives to change portions of our debt from floating to fixed. At June 30, 2010, we carried approximately $37.7 million in variable rate debt.

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
Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. At December 31, 2009, $6.1 million was recorded in accounts payable for amounts due to Crown including their subcontractors.
     On January 18, 2010, a settlement was reached in the lawsuit with Crown Engineering for $1.8 million. The Company and Crown are finalizing the documentation dismissing the claims against each other in state court and the related release of

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2010
mechanics’ liens.
     In addition, we have been sued by various subcontractors of Crown Engineering and Construction regarding the payment of services to refurbish our biomass plant in California. We are currently negotiating with all subcontractors to settle the various amounts due with the subcontractors. We have approximately $2.6 million accrued in unsettled claims due to these subcontractors at June 30, 2010. We believe a significant discount to these unsettled claims will be achievable prior to year end 2010.

Item 6.	Exhibits

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1***	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2***	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

4.4***	Certificate of Designations of 2008 Series B Convertible Preferred Stock

10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement

10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders

10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.

10.10**	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

GREENHUNTER ENERGY, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Exhibit
Number	Exhibit Title
10.11****	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.12******	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.13*****	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

***	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009

*****	Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010

******	Incorporated by reference to the Company’s Form 10-K, dated December 31, 2009

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: August 16, 2010	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer

Date: August 16, 2010	By:	/s/ David S. Krueger
David S. Krueger
Vice President and Chief Financial Officer

Date: August 16, 2010	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
President and Chief Operating Officer