Form 10-Q
period 2010-09-30
GreenHunter Energy, Inc.
filed 2010-11-15
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number ____________ 001-33893
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Do not check if a smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010: 22,116,464 shares of Common Stock, par value $0.001 per share.

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Development Stage Company)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$360,132	$6,914,381
Accounts receivable from related party	339,433	77,495
Deposits and other current assets	47,305	53,686
Prepaid expenses and other current assets	111,041	153,631
Assets held in receivership — current	—	2,743,247

Total current assets	857,911	9,942,440

FIXED ASSETS:
Land and improvements	3,243,687	3,243,687
Buildings	3,100,621	3,100,621
Plant and other equipment	2,626,009	2,921,202
Accumulated depreciation	(518,570)	(516,837)
Construction in progress	12,029,298	10,750,089

Net fixed assets	20,481,045	19,498,762

OTHER ASSETS:
Assets held in receivership	34,872,324	37,387,073
Power purchase agreement	1,396,136	300,000
Deferred financing costs	1,403,067	1,690,004
Other noncurrent assets	150,000	—

Total assets	$59,160,483	$68,818,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$734,288	$169,541
Accounts payable	767,641	1,710,503
Dividends payable	—	156,060
Accrued liabilities	4,546,490	7,842,112
Accrued interest on Series A Debentures	3,155,124	1,597,224
Liabilities associated with assets held in receivership — current	44,086,607	43,843,016

Total current liabilities	53,290,150	55,318,456

NON-CURRENT LIABILITIES:
Notes payable	2,911,340	2,983,045
Nonrecourse redeemable series A debentures, net of discount of $714,673 and $1,007,039, respectively	20,319,475	20,027,109
Nonrecourse redeemable series B debentures, net of discount of $32,186 and $40,069, respectively	5,269,622	5,261,739

Total liabilities	81,790,587	83,590,349

COMMITMENTS AND CONTINGENCIES (Notes 11)
STOCKHOLDERS’ DEFICIT:
Series A 8% convertible preferred stock, $.001 par value, $1,220 and $1,125 stated value, respectively, 6,750 issued and outstanding, liquidation preference of $8,232,234 and $7,748,449, respectively	8,232,234	7,592,389
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 issued and outstanding, liquidation preference of $10,575,000	10,575,000	10,575,000
Common stock, $.001par value, 90,000,000 authorized shares, 22,138,876 issued and 22,116,464 outstanding both periods	22,139	22,139
Additional paid-in capital	88,522,743	87,273,376
Accumulated deficit prior to re-entering development stage	(126,670,716)	(119,672,776)
Accumulated deficit during development stage	(2,749,306)	—
Treasury stock, at cost, 22,412 shares	(336,285)	(336,285)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ deficit	(22,630,104)	(14,772,070)

Total liabilities and stockholders’ deficit	$59,160,483	$68,818,279

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND THE PERIOD FROM JULY 1, 2010 (RE-ENTERING DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010
(DEVELOPMENT STAGE COMPANY)

					From Re-entering
	For the Three Months		For the Nine Months		Development Stage
	Ended September 30,		Ended September 30,		July 1, 2010 through
	2010	2009	2010	2009	September 30, 2010
COSTS AND EXPENSES:
Hurricane repairs and losses (insurance proceeds)	—	—	—	(449,941)	—
Project costs	—	9,541	4,065	91,318	—
Depreciation expense	47,298	48,670	141,803	178,179	47,298
Selling, general and administrative	1,719,035	1,314,414	3,756,622	4,865,253	1,719,035
Loss on asset impairments	—	—	160,824	1,651,161	—

Total costs and expenses	1,766,333	1,372,625	4,063,314	6,335,970	1,766,333

OPERATING LOSS	(1,766,333)	(1,372,625)	(4,063,314)	(6,335,970)	(1,766,333)

OTHER INCOME (EXPENSE):
Interest and other income	729,910	95,334	2,865,688	120,103	729,910
Interest, accretion and other expense	(790,334)	(888,891)	(2,369,630)	(2,487,592)	(790,334)

Total other income (expense)	(60,424)	(793,557)	496,058	(2,367,489)	(60,424)

Loss from continuing operations	(1,826,757)	(2,166,182)	(3,567,256)	(8,703,459)	(1,826,757)

Gain (loss) on sale of discontinued operations	—	(88,363)	—	460,666	—
Income (loss) from discontinued operations, net of taxes	(758,686)	(1,121,673)	(5,696,205)	1,041,845	(758,686)

Net Loss	(2,585,443)	(3,376,218)	(9,263,461)	(7,200,948)	(2,585,443)
Preferred stock dividends	(163,863)	(146,750)	(483,785)	(619,722)	(163,863)

Net loss to common stockholders	$(2,749,306)	$(3,522,968)	$(9,747,246)	$(7,820,670)	(2,749,306)

Weighted average shares outstanding, basic and diluted	22,500,492	22,097,434	22,393,763	21,447,349	22,400,492

Basic earnings (loss) per share:
Continuing operations	$(0.09)	$(0.11)	$(0.18)	$(0.43)	$(0.09)

Discontinued operations	(0.03)	(0.05)	(0.26)	0.07	(0.03)

Net loss per share	$(0.12)	$(0.16)	$(0.44)	$(0.36)	$(0.12)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2010 TO SEPTEMBER 30, 2010
(Development Stage Company)

				Additional	Accumulated Deficit	Accumulated Deficit During		Unearned	Total
	Series A	Series B	Common	Paid in	Prior to Re-entering	Development Stage July 1,	Treasury	Shares in	Stockholders’
	Preferred Stock	Preferred Stock	Stock	Capital	Development Stage	2010 - September 30, 2010	Stock	KSOP	Deficit
BALANCE, January 1, 2010	$7,592,389	$10,575,000	$22,139	$87,273,376	$(119,672,776)	$—	$(336,285)	$(225,913)	$(14,772,070)
Transfer accumulated preferred dividends to stated value	639,845	—	—	—	—	—	—	—	639,845
Share based payments	—	—	—	1,180,256	—	—	—	—	1,180,256
Issued 100,000 warrants	—	—	—	69,111	—	—	—	—	69,111
Dividends on preferred stock	—	—	—	—	(319,922)	(163,863)	—	—	(483,785)
Net loss	—	—	—	—	(6,678,018)	(2,585,443)	—	—	(9,263,461)

BALANCE, September 30, 2010	$8,232,234	$10,575,000	$22,139	$88,522,743	$(126,670,716)	$(2,749,306)	$(336,285)	$(225,913)	$(22,630,104)

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND THE PERIOD FROM JULY 1, 2010 (RE-ENTERING DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010
(DEVELOPMENT STAGE COMPANY)

			From Re-entering Development Stage July 1,
	For the Nine Months Ended September 30,		2010 through September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,263,461)	$(7,200,948)	$(2,585,443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,721,785	3,209,969	47,298
Noncash stock compensation	1,180,256	184,000	479,705
Issue warrants on letter of guarantee	69,111	—	—
Amortization of deferred financing costs	1,394,637	990,066	168,360
Non-cash asset impairment	160,824	1,651,161	—
Noncontrolling interest	—	(59,256)	—
Gain on sale of assets	—	(450,924)	—
Accretion of discount	300,249	338,758	100,083
Changes in certain assets and liabilities:
Accounts receivable	(212,060)	4,435,688	(240,699)
Inventory	179,322	5,547,453	—
Prepaid and other expense	543,168	(92,560)	79,646
Accounts payable	(7,037,977)	(5,360,525)	472,344
Accrued liabilities	4,627,292	2,174,142	1,159,551
Deposits	110	—	110

Net cash provided by (used in) operating activities	(6,336,744)	5,367,024	(319,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	2,018,765	(4,232,392)	48
Proceeds from sale of assets	9,775	4,356,468	—
Additions to fixed assets	(1,287,132)	(734,804)	(981,707)
Increase in other assets	(1,246,136)	(348,270)	(50,000)

Net cash used in investing activities	(504,728)	(958,998)	(1,031,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from redeemable debenture issuance	—	1,711,892	—
Increase in notes payable	666,340	298,323	610,492
Payment of notes payable	(198,473)	(6,154,901)	(46,623)
Payment of deferred financing costs	(180,644)	(175,451)	(180,644)

Net cash provided by (used in) financing activities	287,223	(4,320,137)	383,225

CHANGE IN CASH	(6,554,249)	87,889	(967,479)

CASH, beginning of period	6,914,381	676,636	1,327,611

CASH, end of period	$360,132	$764,525	$360,132

Cash paid for interest	$893,774	$2,330,971	$893,774

NONCASH TRANSACTIONS:

Issue treasury shares for payment of services	$—	$36,560	$—

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Development Stage Company)
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, the condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, are unaudited. The December 31, 2009 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at September 30, 2010, and the results of operations for the three and nine month periods ended September 30, 2010 and 2009, changes in stockholders’ equity for the nine months ended September 30, 2010, and cash flows for the nine month periods ended September 30, 2010 and 2009.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2009 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the operating results that will occur for the full year.
     The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.
Development Stage Company
     The Company has not earned significant revenue from planned principal operations since the second quarter of 2010. Accordingly, effective July 1, 2010, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth by FASB ASC 915. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and the statements of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception of development stage.
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
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of all energy products including the price of biodiesel and our feedstock inventories adversely impacted our inventory values and resulting working capital positions. The lack of consistent and meaningful governmental support with tax incentives and other credit enhancements has had a serious detrimental effect on our planned business operations. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April 2009 through September 30, 2010. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     As of September 30, 2010, we had a working capital deficit of $52.4 million which includes $4.0 million related to

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
construction at our Mesquite Lake Biomass Plant, $3.2 million is accrued interest on our nonrecourse Series A Debentures, and $44.1 million of liabilities associated with assets held in receivership which are non-recourse to the Company, including $37.7 million of non-recourse notes payable to a bank related to BioFuels. During October 2010, $1.6 million of the $4.0 million in Mesquite Lake liabilities were written off as part of the Crown settlement. The $3.2 million in interest on the nonrecourse Series A Debentures is non-recourse to GreenHunter Energy. The BioFuels liabilities are non-recourse to GreenHunter Energy and are included in current liabilities as of September 30, 2010 due to the fact that BioFuels is in default on its note and all liabilities are considered current. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on June 3, 2010, BioFuels received a notice from the lender that BioFuels has been placed into receivership. This credit agreement documents BioFuels’ existing project financing term loan and working capital line of credit with the Lender. The loan facilities are secured predominantly by BioFuels’ existing biodiesel refinery and associated assets located in Houston, Texas and are non-recourse to the parent company. In addition, the Lender has notified the depositary where the BioFuels’ bank accounts are being held to no longer honor any requests for transfer or withdrawal by BioFuels of funds in such accounts. We plan to deliver 100% of the common stock of GreenHunter BioFuels, Inc. to a trustee to be held in trust for the benefit of the Nonrecourse Redeemable Series A debenture holders. We are reviewing the accounting and legal implications of this action.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have received a letter of guarantee from the Chairman and Chief Executive Officer of the company for up to an additional $1 million of credit support if needed to fund operations. On September 29, 2010 the Chairman and Chief Executive Officer loaned the Company $600 thousand to fund short-term liquidity needs in exchange for a promissory note due October 31, 2010, which has been extended to November 30, 2010. In September 2010, we closed on $29.9 million in RZFB bonds issued through the California Enterprise Development Authority (CEDA) and the proceeds are held in escrow to be released to us pending final sale of the California Enterprise Development Authority Tax-Exempt Recovery Zone Facility Revenue Bonds Series 2010A. These bonds are not reflected on our September 30, 2010 financial statements because they are subject to us obtaining permanent financing. We believe the unrestricted cash, the letter of guarantee and credit support, and expected proceeds from bonds planned to be issued in late November 2010 will be sufficient to fund operations for the next twelve months. If final sale of the bonds is not closed we will be forced to seek alternative financing or sell assets to fund operations.
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
Income or Loss Per Share
     Basic income or loss per common share is net income or loss applicable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income or loss and common shares outstanding for the potential dilution from stock options, unvested and unissued stock awards, warrants, convertible debentures and preferred stock.
     Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three and nine month periods ended September 30, 2010 and 2009 as their effects would have been anti-dilutive.

	September 30,
	2010	2009
Stock options	7,076,500	6,900,831
Warrants	6,351,745	6,251,745
Convertible debentures	31,283,251	13,491,845
Preferred Stock	3,056,447	2,928,478

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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
Note 3. Discontinued Operations
     We completed the sale of the Telogia biomass plant during February 2009 for total proceeds of approximately $4.5 million cash. We recorded a gain of approximately $549 thousand on the disposal, net of post closing adjustments for the nine months ended September 30, 2009.
     The following table provides summarized income statement information related to Telogia’s discontinued operations for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(180)	(215,832)
Other income from discontinued operations	725,000	725,348

Net loss from discontinued operations	$724,820	$509,516

     During September 2009, we abandoned the assets and our interests in Haining City Wind Energy, LLC (“Haining City”) resulting in a loss on asset abandonment of $88 thousand.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
     The following table provides summarized income statement information related to Haining City’s discontinued operations for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(1,925)	(61,080)
Other income from discontinued operations	—	—
Minority Interest Income	—	12,474

Net loss from discontinued operations	$(1,925)	$(48,606)

     During December 2009, we abandoned the assets and our interests in Wheatland Wind Power, LLC (“Wheatland”) resulting in a loss on asset abandonment of $918 thousand.
     The following table provides summarized income statement information related to Wheatland’s discontinued operations for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	(17,476)	(84,651)
Other income from discontinued operations	—	—
Minority Interest Income	12,234	59,256

Net loss from discontinued operations	$(5,242)	$(25,395)

     During June 2010, the assets of GreenHunter BioFuels, Inc. were placed into receivership (see note 5).
     The following table provides summarized income statement information related to GreenHunter BioFuel’s discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales and other revenues from discontinued operations	$—	$403,686	$319,170	$5,310,779
Operating expenses from discontinued operations	(171,215)	(2,395,855)	(3,747,432)	(3,531,734)
Other expense from discontinued operations	(587,471)	152,842	(2,267,943)	(1,172,715)

Net income (loss) from discontinued operations	$(758,686)	$(1,839,327)	$(5,696,205)	$606,330

Note 4. Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During the three and nine months ended September 30, 2010, we recorded impairments of $0 and $161 thousand, respectively, on assets for wind projects that have expired.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Note 5. Notes Payable
     Notes Payable at September 30, 2010 consisted of the following:

Long-Term Debt:
Note payable to related party due 11/30/2010, 10%	600,000
Note payable due November 31, 2017, 5.7%	3,005,088
Note payable due February 15, 2011, 5.75%	40,540
Nonrecourse 10% Series A Redeemable Debentures, net of $714,673 discount	20,319,475
Nonrecourse 8% Series B Redeemable Debentures, net of $32,186 discount	5,269,622

29,234,725
Less: current portion	(734,288)

Total Long-Term Debt	$28,500,437

Notes Payable — Nonrecourse
     During March 2009, we determined we were not in compliance with certain covenants of our non-recourse construction loan and non-recourse working capital line of credit at BioFuels. Accordingly, we classified the entire amounts due under both of these agreements as current liabilities associated with assets held in receivership at September 30, 2010. On December 16, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender agreed to waive any claims of “Events of Default” until March 31, 2010. The agreement was further amended on March 30, 2010 to extend until April 30, 2010. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on June 3, 2010, BioFuels received a written notice from the lender that BioFuels has been placed into receivership. This credit agreement documents BioFuels’ existing project financing term loan and working capital line of credit with the Lender. The loan facilities are secured by by BioFuels’ existing biodiesel refinery and associated assets located in Houston, Texas and are non-recourse to the parent company. In addition, the Lender has notified the depositary where the BioFuels’ bank accounts are being held to no longer honor any requests for transfer or withdrawal by BioFuels of funds in such accounts.
Nonrecourse10% Series A Senior Secured Redeemable Debentures
     During April 2009 through September 2010, we were unable to make the interest payments on these debentures. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy. We plan to deliver 100% of the common stock of GreenHunter BioFuels, Inc. to a trustee to be held in trust for the benefit of the Nonrecourse Redeemable Series A debenture holders. We are reviewing the accounting and legal implications of this action.
Note Payable to Related Party
     On September 29, 2010, the Company entered into a promissory note with our Chairman and Chief Executive Officer for $600,000 due on October 31, 2010 at an interest rate of 10%. The promissory note was extended on October 29, 2010 to November 30, 2010.
Note 6. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2009	17,325	22,138,876	22,412	15,200	6,251,745
Issuance of 100,000 common stock warrants	—	—	—	—	100,000

September 30, 2010	17,325	22,138,876	22,412	15,200	6,351,745

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Preferred Stock
     We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010. In accordance with the terms of this preferred stock, accrued dividends of $312 thousand on March 31, 2010 and $328 thousand on September 30, 2010 were added to the stated value of the preferred stock. This additional $640 thousand in stated value will accrue dividends at a 10% rate per annum.
Common Stock
     We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied.
     On March 31, 2010 the Company granted 192,028 shares of common stock as matching contribution to the Company’s 401K plan. Additionally, during the three- and nine-month periods ended September 30, 2010, we granted share awards to directors totaling 32,894 and 139,736 shares, respectively. These shares were not issued as of September 30, 2010 but are included in weighted average basic shares outstanding as of September 30, 2010.
Common Stock Warrants
     During the first quarter of 2010, we granted 100,000 warrants upon the receipt of the letter of guarantee and credit support from our Chairman and Chief Executive Officer. The exercise price of the warrants was set at $1.34 as of the issuance date of March 31, 2010, and will be proportionally increased or decreased upon subsequent combinations or subdivisions of common stock. These warrants are exercisable immediately upon issuance and have a five-year life. We determined the grant-date fair value of the warrants to be approximately $69 thousand, or $.69 per share using the Black-Scholes method with the following inputs: Stock price on the date of grant of $1.30, exercise price of $1.34, term of 5 years, volatility of 63.13% based on the average volatility of the Company and five comparable companies, and discount rate of 1.60% based on expected life of 2.5 years. The grant-date fair value of $69 thousand is included in selling, general, and administrative expense on our condensed consolidated statement of operations for the nine months ended September 30, 2010. In the third quarter of 2010, the Chairman and Chief Executive Officer has rescinded his right to these warrants.
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
     In September, 2010, the Company adopted its 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), which provides for equity incentives to be granted to employees, officers or directors of the Company, as well as key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 5,000,000 shares of Common Stock were authorized for issuance under the Incentive Plan.
Common Stock Options
     We recorded share-based compensation expense of $1.2 million related to stock options for which the requisite service periods elapsed during the nine months ended September 30, 2010. These expenses are included in our selling, general and administrative expenses. No option exercises occurred during the nine months ended September 30, 2010.
     As of September 30, 2010, there was $1.6 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.92 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon the exercise of the stock options.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards.
     The following is a summary of stock option activity during the period ended September 30, 2010.

		Weighted	Aggregate
	Number of	average Exercise	Intrinsic Value*
	Shares	Price	($000’s)
Outstanding — Beginning of Year	7,399,832	$5.93	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(323,332)	9.28	—

Outstanding — End of Period	7,076,500	$5.95	—

Exercisable — End of Period	5,222,831	$7.63	$—

*	The Aggregate Intrinsic Value was calculated using the September 30, 2010 stock price of $0.76.
     The following is a summary of stock options outstanding at September 30, 2010:

	Number of	Weighted Average	Number of
	Options	Remaining Contractual	Exercisable
Exercise Price	Outstanding	Life (Years)	Options
$ .97	100,000	8.68	33,333
$ 1.41	500,000	9.21	—
$ 1.96	1,725,000	8.91	574,999
$ 5.00	3,247,000	6.63	3,247,000
$ 7.50	33,333	7.01	33,333
$10.00	243,333	7.16	210,000
$10.12	2,500	8.03	833
$12.00	6,500	7.24	6,000
$13.66	3,000	7.76	3,000
$17.76	40,000	7.37	40,000
$18.00	16,667	7.45	16,667
$18.91	1,099,167	7.38	997,666
$19.75	13,333	7.55	13,333
$20.64	25,000	7.69	25,000
$22.75	21,667	7.62	21,667
Share Awards
     During the nine months ended September 30, 2010, we granted 139,736 shares of common stock to the nonemployee Board of Directors as payment for their fees for the year 2009 and first, second, and third quarters 2010 in lieu of receiving cash for their fees. These common shares vest immediately. These shares were valued at weighted average of $1.10 per share, based on the quoted market value of the stock on the date of the grant, and $154 thousand of expense was recognized in our selling, general, and administrative expenses as of September 30, 2010 related to these shares. These shares were not issued as of September 30, 2010 but are included in weighted average basic shares outstanding as of September 30, 2010.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
     The following is a summary of unvested share awards for the nine months ended September 30, 2010:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Unvested — Beginning of Year	100,000	$1.87
Granted	139,736	1.10
Cancelled	—	—
Exercised	—	—
Vested	(139,736)	1.10

Unvested — End of Period	100,000	$1.87

Note 8. Related Party Transactions
     During the nine months ended September 30, 2010, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by our Chairman and Chief Executive Officer. Airplane rental expenses totaled $0 and $12 thousand for the three and nine months ended September 30, 2010, respectively.
     During the nine months ended September 30, 2010, we provided accounting services and received a fee from Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and major shareholder. Professional services revenues totaled $30 thousand and $90 thousand for the three and nine months ended September 30, 2010, respectively.
     During the first quarter of 2010, we granted 100,000 warrants upon the receipt of the letter of guarantee and credit support from our Chairman and Chief Executive Officer, which he subsequently rescinded, as discussed in Note 6.
     On September 29, 2010 the Chairman and Chief Executive Officer loaned the Company $600 thousand in exchange for a promissory note due October 31, 2010, which has been extended to November 30, 2010. See Note 5 for additional information.
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

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
     Segment data for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	For the Three Months Ended September 30, 2010
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Depreciation expense	47,298	—	—	47,298
Selling, general and administrative	1,329,281	386,854	2,900	1,719,035

Operating loss	(1,376,579)	(386,854)	(2,900)	(1,766,333)
Other income and (expense)	(755,661)	445,237	250,000	(60,424)

Income (loss) from continuing operations	$(2,132,240)	$58,383	$247,100	$(1,826,757)

Total Assets	$5,702,782	$18,295,087	$290,290	$24,288,159

Capital Expenditures	$—	$958,986	$—	$958,986

	For the Three Months Ended September 30, 2009
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Total Operating Costs	—	—	9,541	9,541
Depreciation expense	43,081	—	5,589	48,670
Selling, general and administrative	870,201	346,296	97,917	1,314,414

Operating income (loss)	(913,282)	(346,296)	(113,047)	(1,372,625)
Other income and (expense)	(704,110)	—	(89,447)	(793,557)

Loss from continuing operations	$(1,617,392)	$(346,296)	$(202,494)	$(2,166,182)

Total Assets	$14,191,934	$15,366,842	$449,784	$30,008,560

Capital Expenditures	$—	$2,417	$—	$2,417

	For the Nine Months Ended September 30, 2010
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Total Operating Costs	—	—	4,065	4,065
Depreciation expense	141,803	—	—	141,803
Loss on asset impairments	—	—	160,824	160,824
Selling, general and administrative	3,706,777	34,477	15,368	3,756,622

Operating income (loss)	(3,848,580)	(34,477)	(180,257)	(4,063,314)
Other income and (expense)	(2,059,471)	2,305,527	250,002	496,058

Income (loss) from continuing operations	$(5,908,051)	$2,271,050	$69,745	$(3,567,256)

Total Assets	$5,702,782	$18,295,087	$290,290	$24,288,159

Capital Expenditures	$7,474	$1,279,209	$—	$1,286,683

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	For the Nine Months Ended September 30, 2009
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Total Operating Costs	(449,941)	28,309	63,009	(358,623)
Depreciation expense	137,377	—	40,802	178,179
Loss on asset impairments	1,651,161	—	—	1,651,161
Selling, general and administrative	3,491,552	746,007	627,694	4,865,253

Operating loss	(4,830,149)	(774,316)	(731,505)	(6,335,970)
Other income and (expense)	(2,285,845)	7,878	(89,522)	(2,367,489)

Loss from continuing operations	$(7,115,994)	$(766,438)	$(821,027)	$(8,703,459)

Total Assets	$14,191,934	$15,366,842	$449,784	$30,008,560

Capital Expenditures	$2,463	$(10,408)	$—	$(7,945)

Note 10. Commitments and Contingencies
     During 2007, we entered into an agreement which granted the entity from whom we purchased the Mesquite Lake plant, the non-exclusive right to represent us in the location and development of renewable energy projects. On May 4, 2010, we received a release from all consulting fee obligations pertaining to the agreement to purchase the Mesquite Lake facility. We reduced selling, general, and administrative expenses by $686 thousand for the nine months ended September 30, 2010 as a result of reversing liabilities previously accrued pursuant to the agreement. We are no longer obligated for the remaining $784 thousand in fees which would have been previously due under this agreement.
     During the nine months ended September 30, 2010, we recorded $1.1 million in additional contingent fees to a third party for their assistance in obtaining the Mesquite Lake Power Purchase Agreement. The future obligation is contingent upon us obtaining acceptable financing for capital improvements and completing the required development of the plant for it to become operational.
     We have an outstanding employment agreement with an executive officer through September 30, 2011. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was involuntarily terminated during a change in control, was $500 thousand at September 30, 2010.
     Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. At December 31, 2009, $6.1 million was recorded in accounts payable for amount due Crown including subcontractors. On January 18, 2010, a settlement was reached in the lawsuit with Crown Engineering for $1.8 million. However, prior to finalizing the documentation regarding the release of all claims between the parties and the related mechanic’s lien on the property, Crown Engineering filed for bankruptcy protection in California.
     On October 29, 2010, pursuant to a bankruptcy court order, the bankruptcy trustee, on behalf of Crown Engineering, and GreenHunter Energy entered into an executed mutual release of all claims each had against the other pending in any state court or other appropriate jurisdiction, including the release in full of the mechanics lien filed by Crown Engineering against the property and any indemnification obligations to the other. The difference between the settlement amount and the original claim was recognized as forgiveness of trade payable and other income for the nine months ended September 30, 2010.
     As a result of the final settlement with Crown, approximately $1.6 million accrued in unsettled claims due to subcontractors were written off in October 2010 to forgiveness of trade payable.

GREENHUNTER ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Note 11. Subsequent Events
     We plan to deliver 100% of the common stock of GreenHunter BioFuels, Inc. to a trustee to be held in trust for the benefit of the Nonrecourse redeemable Series A debenture holders. We are reviewing the accounting and legal implications of this action.
     On October 29, 2010, pursuant to a bankruptcy court order, the bankruptcy trustee, on behalf of Crown Engineering, and GreenHunter Energy entered into an executed mutual release of all claims each had against the other pending in any state court or other appropriate jurisdiction, including the release in full of the mechanics lien filed by Crown Engineering against the property and any indemnification obligations to the other. The difference between the settlement amount and the original claim was recognized as forgiveness of trade payable and other income for the nine months ended September 30, 2010.
     In October 2010, as a result of the Crown settlement, $1.6 million in accrued liabilities to subcontractors was written off as forgiveness of trade payables.
      On October 29, 2010, the promissory note for $600 thousand with our Chairman and Chief Executive Officer originally maturing on October 31, 2010 has been extended to November 30, 2010.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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
Overview
     Prior to April 13, 2007, we were a startup company in the development stage and we have reentered the development stage effective July 1, 2010. Our plan is to acquire and operate assets in the renewable energy sectors of biomass, biofuels, geothermal, solar, and wind. We currently have ongoing business initiatives at GreenHunter in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”). It is our goal to become a leading provider of clean energy products.
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
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of all energy products including the price of biodiesel and our feedstock inventories adversely impacted our inventory values and resulting working capital positions. The lack of consistent and meaningful governmental support with tax incentives and other credit enhancements has had a serious detrimental effect on our planned business operations. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April 2009 through September 30, 2010. These debentures are secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     As of September 30, 2010, we had a working capital deficit of $52.4 million which includes $4.0 million related to construction at our Mesquite Lake Biomass Plant, $3.2 million is accrued interest on our nonrecourse Series A Debentures, and $44.1 million of liabilities associated with assets held in receivership which are non-recourse to the Company, including $37.7 million of non-recourse notes payable to a bank related to BioFuels. During October 2010, $1.6 million of the $4.0 million in Mesquite Lake liabilities were written off as part of the Crown settlement. The $3.2 million in interest on the nonrecourse Series A Debentures is non-recourse to GreenHunter Energy. The BioFuels liabilities are non-recourse to GreenHunter Energy and are included in current liabilities as of September 30, 2010 due to the fact that BioFuels is in default on its note and all liabilities are considered current. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on June 3, 2010, BioFuels received a notice from the lender that BioFuels has been placed into receivership. This credit agreement documents BioFuels’ existing project financing term loan and working capital line of credit with the Lender. The loan facilities are secured predominantly by BioFuels’ existing biodiesel refinery and associated assets located in Houston, Texas and are non-recourse to the parent company. In addition, the Lender has notified the depositary where the BioFuels’ bank accounts are being held to no longer honor any requests for transfer or withdrawal by BioFuels of funds in such accounts. We plan to deliver 100% of the common stock of GreenHunter BioFuels, Inc. to a trustee to be held in trust for the benefit of the Nonrecourse Redeemable Series A debenture holders. We are reviewing the accounting and legal implications of this action.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have received a letter of guarantee from the Chairman and Chief Executive Officer of the company for up to an additional $1 million of credit support if needed to fund operations. On September 29, 2010 the Chairman and Chief Executive Officer loaned the Company $600 thousand to fund short-term liquidity needs in exchange for a promissory note due October 31, 2010, which has been extended to November 30, 2010. In September 2010, we closed on $29.9 million in RZFB

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
bonds issued through the California Enterprise Development Authority (CEDA) and the proceeds are held in escrow to be released to us pending final sale of the California Enterprise Development Authority Tax-Exempt Recovery Zone Facility Revenue Bonds Series 2010A. These bonds are not reflected on our September 30, 2010 financial statements because they are subject to us obtaining permanent financing. We believe the unrestricted cash, the letter of guarantee and credit support, and expected proceeds from bonds planned to be issued in November will be sufficient to fund operations for the next twelve months. If final sale of the bonds is not closed we will be forced to seek alternative financing or sell assets to fund operations.
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
BioMass
     In May 2007, we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass waste-to-energy electricity facility located on a 40-acre site in unincorporated Imperial County, California. We began refurbishing the plant during 2008. During 2008, we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We executed a new power purchase agreement for this facility in October 2009 and we obtained the air permit in July 2010. We plan to resume construction on the facility, including an expansion of up to 10 Megawatts (“MW”), sometime during the fourth quarter of 2010, assuming additional sources of funding are obtained.
     As part of the financing plan we are pursuing Recovery Zone Facility bonding authority (RZFB) as promulgated in the American Recovery and Reinvestment Act of 2009. The RZFB bonds will allow us to borrow at tax exempt interest rates typically associated with governmental borrowers, thus reducing our cost of capital on the project.
     In September 2010, we closed on $29.9 million in RZFB bonds issued through the California Enterprise Development Authority (CEDA) and the proceeds are held in escrow to be released to us pending final sale of the California Enterprise Development Authority Tax-Exempt Recovery Zone Facility Revenue Bonds Series 2010A. These bonds are not reflected on our September 30, 2010 financial statements because they are subject to us obtaining permanent financing. We believe that the RZFB bond proceeds, together with GreenHunter Energy’s equity and taxable bonds anticipated to be issued during fourth quarter of 2010 will provide the necessary financing for the construction, refurbishment, installation, equipping, and expansion of the facility in a two-phase plan.
     Phase I of the project is anticipated to be operational on or before December 2011. When Phase II of the project is completed and in operation, which is anticipated by mid 2012, the Mesquite Lake biomass facility will burn annually more than 280,000 tons of waste woody biomass which will be converted into green electricity to serve residential and industrial users in California’s Imperial Valley through our power purchase agreement with Imperial Irrigation District (IID).
     Mesquite Lake is located in a region that the U.S. Bureau of Labor Statistics registers as having the highest unemployment rate in the United States of 27.3 percent, and the Imperial Valley Economic Development Corporation estimates that approximately 642 jobs will be directly or indirectly created as a result of the project development.
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

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Solar Energy
     According to the National Renewable Energy Laboratory (NREL), average annual irradiance per square meter in the Imperial County is 6.23 kilowatt hours per day. Our Mesquite Lake biomass facility is located on a 40-acre parcel of which 30 acres will be utilized for the biomass operation leaving 10 to 15 acres for the development of additional renewable energy projects. During the first quarter, we formed a new subsidiary to explore the development of a solar energy farm on our Mesquite Lake project site and completed a generator interconnection request with the Imperial Irrigation District (IID). On March 16, 2010 we were notified that IID had preserved an interconnection queue position for our solar project. Subject to regulatory and permitting approvals, we believe there are unique economic and operational advantages to building a solar farm on this site most significant being the ability to share existing interconnection infrastructure with the biomass facility. We are in discussions with potential energy buyers and established solar energy technology manufacturers and we hope to have a business model established to pursue the Mesquite Lake and other solar development opportunities by the end of the year.
Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009:
Hurricane repairs and losses
     We recorded no hurricane repairs and losses for the quarter ended September 30, 2010, compared to a credit of $450 thousand during the prior year period. The credit in 2009 was due to insurance proceeds received for equipment damaged as a result of our Houston BioFuels campus being hit by Hurricane Ike during September of 2008.
Depreciation Expense
     Depreciation expense was $47 thousand during the third quarter of 2010 compared to $49 thousand during the 2009 period; the decrease was primarily due to the impairments of the wind energy project assets which decreased the depreciable assets.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was approximately $1.7 million during the 2010 period, compared to $1.3 million during the 2009 period.
     Unallocated corporate SG&A increased approximately $459 thousand between the two periods, increasing from $870 thousand up to $1.3 million. The increase is due to an increase in stock compensation expense due to forfeitures in the 2009 period.
     BioMass SG&A was approximately $387 thousand during the 2010 period versus approximately $346 thousand during the 2009 period. The increase is due to increased legal fees due to services obtained regarding the financing of the Mesquite Lake project net of a decrease in consulting fees related to a consulting agreement which terminated during first quarter of 2010.
     Wind Energy SG&A decreased approximately $95 thousand, down to $3 thousand resulting from decreased personnel and office-related costs compared to 2009.
Operating Income/Loss
     Our operating loss was $1.8 million in the 2010 period versus our operating loss of $1.4 million in the 2009 period mainly due to the increase in stock compensation as a result of forfeitures in the 2009 period.
     Our Wind Energy segment generated an operating loss of $3 thousand during 2010 as compared to an operating loss of $113 thousand during 2009 due to decreased project related costs and personnel and office-related costs as a result of fewer active projects.
     Our BioMass segment generated operating losses of $387 thousand during 2010 and $346 thousand during 2009; The increase is due to increased legal fees due to services obtained regarding the financing of the Mesquite Lake project net of a decrease in consulting fees related to a consulting agreement which terminated during first quarter of 2010.
     Our unallocated corporate operating loss was $1.4 million for the 2010 period, compared to operating loss of $913 thousand during the 2009 period. The increase is due to an increase in stock compensation expense due to forfeitures in the 2009 period.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Other Income and Expense
     Other expense was $60 thousand during the 2010 period compared to $794 thousand during the 2009 period. The decrease of approximately $733 thousand was primarily due to the settlement of trade payables at less than full value in the 2010 period.
Preferred Stock Dividends
     Dividends on our preferred stock were $147 thousand in the 2009 period versus $164 thousand in the 2010 period. The increase is the result of accrued dividends converted into stated value on September 30, 2009 and March 31, 2010.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009:
Wind Energy Project Costs
     We incurred project costs associated with our wind energy projects of $4 thousand in the 2010 period compared to $10 thousand in the 2009 period. The decrease is the result of decreased wind project activity in the 2010 period.
Hurricane repairs and losses
     We had no hurricane repairs and losses for the nine months ended September 30, 2010, compared to a credit of $450 thousand during the prior year period. The credit in 2009 was due to insurance proceeds received for equipment damaged by Hurricane Ike during September of 2008.
Depreciation Expense
     Depreciation expense was $142 thousand during the 2010 period compared to $178 thousand during the 2009 period; the decrease was primarily due to the impairment of the wind energy project assets booked in December 2009 which decreased the depreciable assets.
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
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was $3.8 million during the 2010 period versus $4.9 million during the 2009 period, a decrease of $1.1 million.
     Unallocated corporate SG&A increased approximately $215 thousand between the two periods, increasing from $3.5 million up to $3.7 million. The increase is due to increases in salaries and personnel-related costs, net of decreases in office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of management’s efforts to reduce operating costs net of an increase in share based compensation due to forfeitures resulting from the layoffs in second quarter of 2009.
     BioMass SG&A was approximately $34 thousand during the 2010 period versus approximately $746 thousand during the 2009 period due to increased consulting and legal fees to obtain government grants for the Mesquite Lake biomass plant, net of $686 thousand of cancelled consulting fees related to a consulting agreement.
     Wind Energy SG&A decreased approximately $612 thousand, down to $15 thousand resulting from decreased personnel and office-related costs compared to 2009.
Operating Income/Loss
     Our operating loss was $4.1 million in the 2010 period versus a loss of $6.3 million in the 2009 period.
     Our Wind Energy segment generated an operating loss of $180 thousand during 2010 as compared to an operating loss of $732 thousand during 2009 due to decreased project related costs as a result of fewer active projects.
     Our BioMass segment generated operating loss of $34 thousand during 2010 and $774 thousand during 2009; the decrease

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
was due to increased consulting and legal fees to obtain government grants for the Mesquite Lake biomass plant net of $686 thousand of cancelled consulting fees related to a consulting agreement.
     Our unallocated corporate operating loss was $3.8 million for the 2010 period, compared to an operating loss of $4.8 million during the 2009 period. The decrease was primarily due to increases in salaries and personnel-related costs, net of decreases in office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of management’s efforts to reduce operating costs and a decrease in asset impairments.
Other Income and Expense
     Other income was $496 thousand during the 2010 period compared to expense of $2.4 million during the 2009 period. The increase of approximately $2.9 million was primarily due to the settlement of trade payables at less than full value in the 2010 period.
Preferred Stock Dividends
     Dividends on our preferred stock were $620 thousand in the 2009 period versus $484 thousand in the 2010 period. The decrease was the result of a conversion of 5,750 shares of preferred stock into 1,150,000 shares of our common stock during second quarter of 2009 net of an increase due to conversion of accrued dividends to stated value on September 30, 2009 and March 31, 2010.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of September 30, 2010, we had cash and cash equivalents of approximately $360 thousand and a working capital deficit of $52.4 million as compared to cash and cash equivalents of $764 thousand and working capital deficit of $50.2 million as of September 30, 2009. $44.1 million of our working capital deficit at September 30, 2010 and $43.8 million at December 31, 2009 was related to BioFuel’s assets held in receivership. These liabilities are non-recourse to GreenHunter Energy. Changes in our cash and working capital during the quarter ended September 30, 2010 are described below.
Operating Activities
     During the nine months ended September 30, 2010, operating activities used $6.3 million versus $5.4 million provided by operating activities during the nine months ended September 30, 2009. We continue to have no operating sources of income with which to pay our operating costs. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.
Financing Activities
     During the nine months ended September 30, 2010, our financing activities provided $287 thousand compared to $4.3 million net cash used for the nine months ended September 30, 2009, due to significantly less financing activities in the 2010 period whereas in the 2009 period we had proceeds from issuance of redeemable debentures of $1.7 million and proceeds from debt borrowings of $298 thousand, net of payment of notes payable of $6.2 million and payment of deferred financing costs of $175 thousand.
Investing Activities and Future Requirements
     Capital Expenditures
     During the first nine months of 2010, we invested approximately $1.3 million in capital expenditures, primarily related to costs incurred at Mesquite Lake. During the first nine months of 2009, we invested approximately $735 thousand in capital expenditures, primarily related to costs incurred at our BioFuels plant.

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
BioMass
     We are seeking financing for a minimum of $24 million and a maximum of $54 million in capital expenditures, working capital and other costs for the plant in 2010 and 2011 for refurbishment and expansion costs at the Mesquite Lake biomass facility near El Centro, California.
Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.
     During 2007, we entered into an agreement which granted the entity from whom we purchased the Mesquite Lake plant, the non-exclusive right to represent us in the location and development of renewable energy projects. On May 4, 2010, we received a release from all consulting fee obligations pertaining to the agreement to purchase the Mesquite Lake facility. We reduced selling, general, and administrative expenses by $686 thousand for the nine months ended September 30, 2010 as a result of reversing liabilities previously accrued pursuant to the agreement. We are no longer obligated for the remaining $784 thousand in fees that would be due under this agreement.
     During the nine months ended September 30, 2010, we recorded $1.1 million in additional contingent fees to a third party for their assistance in obtaining the Mesquite Lake Power Purchase Agreement. The future obligation is contingent upon us finding acceptable financing for capital improvements and completing the required development of the plant for it to become operational.
     We have an outstanding employment agreement with an executive officer through September 30, 2011. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was involuntarily terminated during a change in control, was $500 thousand at September 30, 2010.
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

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Off-Balance Sheet Arrangements
     From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2010, the off-balance sheet arrangements and transactions that we have entered into include only an employee agreement. We do not believe that this arrangement is reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through September 30, 2010.
Commodity Price Risk
     Our Mesquite Lake facility will consume woody biomass as fuel to generate electricity. The woody biomass will be comprised of any organic material not derived from fossil fuels, such as agriculture crop residue, orchard prunings and removals, stone fruit pits, nut shells, vineyard prunings, cull logs, eucalyptus logs, bark, lawn clippings, yard and garden clippings, leaves, silvicultural residue, tree and brush prunings, wood and wood chips and wood waste. We have performed a fuel availability study and believe there is ample woody biomass available at economically feasible prices in geographic area surrounding Mesquite Lake. However, a number of factors including continued decline in economic activity, adverse weather conditions and competition from other consumers of woody biomass could result in reduced supply or higher prices for woody biomass which could increase our costs to produce electricity. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
Interest Rate Risk
     We are exposed to interest rate risk on our variable rate debt. In the future, we may enter into interest rate derivatives to change portions of our debt from floating to fixed. At September 30, 2010, we carried approximately $37.7 million in variable rate debt.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. At December 31, 2009, $6.1 million was

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
recorded in accounts payable for amount due Crown including subcontractors. On January 18, 2010, a settlement was reached in the lawsuit with Crown Engineering for $1.8 million. However, prior to finalizing the documentation regarding the release of all claims between the parties and the related mechanic’s lien on the property, Crown Engineering filed for bankruptcy protection in California.
     On October 29, 2010, pursuant to a bankruptcy court order, the bankruptcy trustee, on behalf of Crown Engineering, and GreenHunter Energy entered into an executed mutual release of all claims each had against the other pending in any state court or other appropriate jurisdiction, including the release in full of the mechanics lien filed by Crown Engineering against the property and any indemnification obligations to the other. The difference between the settlement amount and the original claim was recognized as forgiveness of trade payable and other income for the nine months ended September 30, 2010.
     As a result of the final settlement with Crown, approximately $1.6 million accrued in unsettled claims due to subcontractors were written off in October 2010 to forgiveness of trade payable.
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

23

GREENHUNTER ENERGY, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Exhibit
Number	Exhibit Title
10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.

10.10**	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.11****	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.12******	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.13*****	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

***	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009

*****	Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010

******	Incorporated by reference to the Company’s Form 10-K, dated December 31, 2009

†	Filed herewith

24

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: November 15, 2010	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer

Date: November 15, 2010	By:	/s/ David S. Krueger
David S. Krueger
Vice President and Chief Financial Officer

Date: November 15, 2010	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
President and Chief Operating Officer

25