Form 10-K
period 2010-12-31
GreenHunter Energy, Inc.
filed 2011-04-01
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☐
As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates was $6,697,893 as computed by reference to the closing price on that date.
The number of shares outstanding of the registrant’s common stock at March 30, 2011 was 22,116,464.

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
Website Access to Reports
     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through our internet website, www.greenhunterenergy.com , as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Business
     GreenHunter’s business plan has been to acquire businesses, develop projects and operate assets involved within the renewable energy sectors of biomass, wind, solar, geothermal and clean water. We structured our business to become a leading provider of clean energy products offering residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources. Headquartered in Grapevine, Texas, we were formed with the aim of offering an alternative to fossil fuels for power and transportation. Our goal is to be more innovative and efficient and therefore provide better economic returns for our shareholders.
     We are currently focused on the renewable energy sectors of biomass and clean water, predominate associated with the oil and gas industry. Our assets consist of a biomass power plant located in El Centro, California. It is our intention in the future to expand our renewable portfolio to possibly include clean water, wind, solar and geothermal. We believe a unique opportunity exists at our El Centro, California holdings to possibly build a “renewable energy campus” that could include several of these alternative energy businesses, including biomass solar and geothermal.
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
     Biomass is considered to be a replenishable resource because it can be replaced fairly quickly without permanently depleting the Earth’s natural resources. By comparison, fossil fuels such as crude oil, natural gas and coal require millions of years of natural processes to be productive. Therefore, mining coal and producing crude oil and natural gas depletes the Earth’s resources for thousands of generations. Alternatively, biomass can easily be grown or collected, utilized and replaced.
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
     GreenHunter Mesquite Lake, LLC
     GreenHunter Mesquite Lake, LLC, which we refer to as GreenHunter Mesquite Lake, was formed on August 21, 2009 as the result of the conversion of GreenHunter Mesquite Lake, Inc., a Delaware corporation, to GreenHunter Mesquite Lake. As a result of the conversion, the sole shareholder of GreenHunter Mesquite Lake, Inc., which is the Company, became the sole member of GreenHunter Mesquite Lake. GreenHunter Mesquite Lake’s primary business objective is to retrofit and re-power the Mesquite Lake Resource Recovery Plant, which we refer to as the facility, using existing biomass processing technology into a profitable electricity power plant.
     The facility
     The facility is the Mesquite Lake Resource Recovery Plant, an 18 MW (gross) waste-to-energy facility located in unincorporated Imperial County of southern California. This plant is owned 100% by GreenHunter Mesquite Lake. The facility was originally built in 1989 at a cost of approximately $68 million to process cow manure into electricity and operated periodically until December 1994, when its existing power purchase agreement was repurchased by Southern California Edison. Several modifications were implemented during its operating life to improve plant performance leading to a 95% on-line capacity factor during its last year of operation. The plant has not operated since 1994 and is currently not generating electricity and is in a dormant state.
     GreenHunter Mesquite Lake’s primary business objective consists of retrofitting and re-powering the facility using existing biomass processing technology into a profitable electricity power plant in two phases. Phase I of the facility consists of the construction, refurbishment, installation and equipping of the facility to generate (on a net basis) a total of 15.6 MW of electric power. Phase II of the facility consists of the construction, refurbishment, installation and equipping of the facility to generate (on an aggregate net basis) a total of 23.4 MW of electric power. California has an abundance of wood waste to be disposed of on an annual basis. Wood waste haulers typically dispose of wood waste in landfills if not prohibited, or the waste is taken to other sources such as a biomass facility.

     During 2008, GreenHunter Mesquite Lake began refurbishing the facility. During the course of its air permit review, GreenHunter Mesquite Lake determined that the existing air permit was not sufficient to support its operations. GreenHunter Mesquite Lake put the project on hold during the fourth quarter of 2008 while it was implementing the re-permitting process. During this process, GreenHunter Mesquite Lake has been able to incorporate a planned expansion of up to 10 MW and has executed a new power purchase agreement with significantly higher pricing than the one acquired when the facility was originally purchased.
     There are no patents or other intellectual property rights associated with the facility. The business of producing electricity from biomass is not a seasonal business.
     Attributes of the facility
     The facility has a number of key project attributes:

•	GreenHunter Mesquite Lake has entered into the power purchase agreement with the Imperial Irrigation District, which we refer to as the district, to provide up to 27 MWs of net output;

•	the project will provide base load renewable power as opposed to intermittent power provided by other forms of renewable power projects;

•	GreenHunter Mesquite Lake has entered into an interconnection agreement with the district with respect to Phase I of the facility;

•	the project qualifies for the Production Tax Credit under the American Recovery and Reinvestment Act of 2009, which we refer to as the Recovery Act, but in lieu of the tax credit, the Company anticipates applying for the 1603 Program Grant under the Recovery Act as described more fully below;

•	the project has acquired the necessary permits for its construction;

•	GreenHunter Mesquite Lake has entered into three construction contracts for construction of the project. These include the boiler contract, the fuel yard contract and a portion of the general construction contract which include a fixed price for the work to be performed and the equipment to be provided thereunder; and

•	the facility has been designed to use multiple biomass fuel sources at a large variance of heat rates.
     Objective and Strategy
     GreenHunter Mesquite Lake’s primary business objective is to retrofit and re-power the facility using existing biomass processing technology into a profitable electricity power plant. GreenHunter Mesquite Lake intends to accomplish this by executing the following business strategies:

•	find an optimal biomass fuel mix that will maximize profitability of the facility; and

•	execute long term supply contracts with local biomass producers.
     The facility acquired all necessary permits required for operations of Phase I and is expanding the existing interconnection agreement for Phase II. Biomass consisting of wood and agricultural waste will be placed and burned in an open-bottom bubbling bed boiler connected to the existing waste heat boilers. The facility is expected to process approximately 824 tons per day (280,000 tons per year) of wood and agricultural waste. The fuel supply for the facility will be a blend of dry wood and green wood which will produce approximately 5,000 Btu per pound on average. The steam generated by the boilers will expand across the two steam turbine-generators that will produce up to 28 MW of renewable electricity. Approximately 3.5 MWs of renewable electricity will be used to power the facility, and up to 27 MWs will be sold to the district under the existing power purchase agreement. Any excess electricity may be sold to third parties.

     The facility’s location in Southern California is strategic, not only because population density is driving electricity demand, but also because of the excellent fuel supply and transportation access. The power purchase agreement with the district is for renewable power, to meet the needs of California’s renewable power standard. Biomass power, unlike wind and solar power, is base-load generation, and has been used reliably in California for over 30 years. The design of the retrofitted facility is similar to several dozen comparable biomass-fired power plants throughout the State, and has benefitted from their experience. The facility is also located in an area of California that has experienced significant economic contraction during the last few years and this area will benefit from the jobs to be created by the facility.
     The renewable power incentives instituted over the past several years have resulted in a situation which makes the refurbishment of the facility economic. GreenHunter Mesquite Lake estimates the total costs of construction and refurbishment to be approximately $54 million for a total investment by it in the facility (a significant portion of which has previously been made) of approximately $74 million. Current costs to build a biomass facility of the same size would be in excess of $100 million, thereby making it much more cost effective to refurbish the existing facility than build a new facility. In addition, the physical characteristics of the facility are significant existing assets, the electrical infrastructure of the facility is in excellent operational shape, the power generation and distribution infrastructure of the facility is in very good condition with a limited amount of overhaul needed, and the time required to permit an greenfield project could take up to three years.
     The power purchase agreement between GreenHunter Mesquite Lake and the district is to provide up to a maximum of 27 MW of net output for a 20 year period. GreenHunter Mesquite Lake has also received interest from the power market for additional generation capacity.
     Rehabilitation and Build-Out of Facility
     Subject to changes based on total available funding, GreenHunter Mesquite Lake plans to execute the rehabilitation and build out of the existing plant in Phase I and Phase II of the facility from 18MW to 28MW as described below.
          Preconstruction Asset Maintenance
     GreenHunter Mesquite Lake is currently performing limited work for safety reasons, to avoid weather or other degradation of key equipment and to allow for a readily managed launch of construction. This work includes the commissioning of service water and fire water systems, recirculation of water around the cooling tower, refilling the raw water supply pond and replacement of the battery charger and air-conditioning units to protect controls equipment.
          Rehabilitation Work
          During 2008, GreenHunter Mesquite Lake employed various contractors and equipment specialists to inspect and overhaul the existing 18 MW steam turbine generator and its supporting pumps. Inspection and rebuild reports for this equipment are on file with GreenHunter Mesquite Lake. Piping, valves, motors and fans were rebuilt as required. The original distributed control system was removed and replaced with a new distributed control system. Some of the original equipment has not yet been overhauled, including the switchyard transformers and the boiler feed pumps, and the expected costs for this additional rehabilitation work is included in the ongoing budget for the project.
          Reconfigure Boiler Trains for Biomass
          Based on our assessment, GreenHunter Mesquite Lake sent out requests for proposal to qualified suppliers for the design and supply of equipment to convert the existing Lurgi hybrid manure fluid beds at the facility to conventional biomass fluid beds in compliance with the new authority to construct permit, which we refer to as an ATC permit. As a result, a boiler supplier has been selected to provide a conventional bubbling fluid bed boiler complete with an “open bottom” design suited to the biomass fuel available in Southern California, integrated with the two existing waste heat boilers and baghouse, with new economizers and a new SCR and alkali injection system.

New boiler fans are included, and the existing ID fan will be upgraded. This reconfiguration is designed to handle 360 MM/btu/hr, and is expected to guarantee a stream flow to support 28 MW gross. The resulting configuration is very similar to many existing biomass units and is based upon their operational experience. The work will be completed in parallel with the remaining rehabilitation work described above, by the equipment suppliers, with interconnecting piping and wiring by the Company’s power engineering design contractor.
          Build-Out to 28MW
     GreenHunter Mesquite Lake plans to design and construct an additional 10 MW turbine generator island using a new or reconditioned steam turbine, new or reconditioned cooling tower, condenser and pumps. This build-out is expected to take longer than the remaining rehabilitation and conversion work described above, and cannot start until turbine selection and plan design work have been completed. GreenHunter Mesquite Lake reasonably expects to enter into a firm price construction contract. GreenHunter Mesquite Lake is currently planning for a completion by June 30, 2012.
          IID 92 KV Switchyard
     GreenHunter Mesquite Lake’s generator interconnection agreement with the district provides for a new 92 KV switchyard to be constructed on the Company’s property to support the current design standards for the 92 KV line which connects the facility to two separate district substations. This work will be performed by the district to support the net output of the 28 MW facility plus an allowance for further growth using a standard size utility circuit breaker, in parallel with the conversion work described above.
     Construction of the Facility
          Construction Contracts. To construct Phase I and Phase II of the facility, GreenHunter Mesquite Lake has entered into three separate construction contracts. Those construction contracts include the following:
(a) the Balance of Plant Procurement and Construction Contract, dated as of October 8, 2010, by and between the Company and Lexicon, Inc.;
(b) the Fluidized Bubbling Bed Boiler and Accessories Engineering, Supply and Erection Contract, dated as of October 11, 2010, by and between the Company and Factory Sales and Engineering Inc.; and
(c) the Equipment Supply Agreement, dated as of October 8, 2010, by and between the Company and Stock Equipment Company, Inc.
     Permits and Approvals
     Air Permit
     In general, the state and federal air quality regulations require that an air permit be obtained prior to commencing construction of a new major source or the major modification of an existing source. A modification of an existing source is defined as any physical change or change in the method of operation of that source. The changes required to accommodate the biomass firing are considered a modification to the facility under state and federal regulations. Whether the modification is a major or minor source, permit action is dependent upon the magnitude of the change in emissions on a pre-project versus post-project basis. The GreenHunter power plant originally obtained an ATC on July 1985 and a permit to operate on March 1989. This power plant ceased operations by 1995 and its permit was placed on inactive status. Since last account of actual emissions is documented to be pre-1995, historical actual emissions are considered zero. Consequently, for all practical purposes, the proposed project would be treated as a new source.
     GreenHunter Mesquite Lake submitted an ATC permit application for the use of non-manure woody biomass as a fuel on November 25, 2009. The final ATC was issued by the Environmental Protection Agency on July 21, 2010.

     Water rights
     GreenHunter Mesquite Lake holds water rights dating from the 1980’s from the IID and valid through at least May 2015 for an average of 0.535 million gallons per day (MGD) of water. However, preliminary design plans for Phase II of the GreenHunter Mesquite Lake project requires about 0.82 MGD of water. GreenHunter Mesquite Lake received a letter from the district on August 19, 2010 indicating an intention of the district to provide the needed quantity of raw Colorado River water for GreenHunter Mesquite Lake from a water supply set aside in an interim water supply policy for new industrial uses.
     With respect to wastewater, a permit was issued for the previous project by the California Regional Water Quality Control Board that allows for the discharge of process wastewater, this permit remains valid through June 2012. The permit allows the discharge of a maximum of 100,000 gallons per day and has fairly restrictive terms for the concentration of copper and zinc in the water. GreenHunter Mesquite Lake intends to modify and renew the existing permit to allow for a discharge of a higher flow rate of process wastewater from the facility.
     Conditional use permit
     GreenHunter Mesquite Lake submitted a conditional use permit application, which we refer to as a CUP, to Imperial County on August 10, 2010. The application is for a modification of the original facility 1985 CUP and a 2001 CUP amendment.
     Under county rules in California, a CUP from the Imperial County Planning Department must be obtained to allow conversion of the existing/former energy facility to a biomass facility. Typical needs are a County Resolution granting the approval of the CUP application, and a finding that the facility is categorically exempt from CEQA.
Typical conditions of a CUP include the following:
•	the property owner must continuously comply with the requirements of the Air Pollution Control District.

•	the facility must be 100 percent reliant on woody biomass as a fuel source.

•	the applicant is required to obtain and submit documentation of :
o	the method of water supply and sewage disposal required and approved by the County;

o	fire flows and fire protection facilities, as required and approved by the County;

o	drainage water disposal plan;

o	a survey by qualified biologist of any special status plant and wildlife species to ensure that no special status wildlife and/or plant species have occupied the property;

o	work stop order in the event archaeological, cultural, or paleontological resources are discovered until a qualified archaeologist has been contacted to evaluate the find and mitigate impacts, if necessary, prior to resumption of work; and

o	a stormwater plan, after which a building or grading permit for the biomass facility may be issued.
     A number of expected requirements must be complied with prior to construction and operation of the biomass facility. Approval of the overall CUP was granted on December 2, 2010.
     Environmental and Regulatory Factors
     As a result of the risks relating to changes to environmental regulations, GreenHunter Mesquite Lake has obtained its new ATC permit for the expanded facility from the Imperial County Air Pollution Control District, which we refer to as ICAPCD, which agency employs air permit requirements based upon the practices of California’s South Coast Air Quality Management District, which are among the most demanding in the United

States. GreenHunter Mesquite Lake expects to obtain an amendment to its ATC permit with respect to number of startups and shutdowns of the facility, and it expects to amend and renew its existing permit for the discharge of process wastewater to allow for a discharge of a higher flow rate of process wastewater from the facility. GreenHunter Mesquite Lake has reviewed the known potential changes to environmental regulations potentially applicable to the facility, including, without limitation, the boiler maximum achievable control technology rules currently under debate, and has determined that only minor modifications would be required to the completed facility if such rules are imposed in their current form.
     Fuel Supply and Sources
     Biomass
     The project will use 100% biomass as its fuel source. Biomass is any organic matter which is available on a renewable or recurring basis, including trees, plants and associated residues; plant fiber; animal wastes; industrial wood waste; and the paper component of municipal solid waste. The project will use waste wood as its fuel source.
     Biomass is considered to be a renewable resource because it is replaced by the action of photosynthesis upon atmospheric carbon dioxide, such that the carbon dioxide so removed from the atmosphere is re-emitted when the biomass is converted to power. In the case of the waste wood used by the facility, such wood either decays naturally, releasing the same amount of carbon dioxide as if it were burned in the facility, or the waste wood is sent to a landfill where it decomposes to a mixture of methane and carbon dioxide with a significantly greater “greenhouse effect” than if the waste wood were burned.
     The State encourages the use of renewable power produced from biomass, and has enacted rules to encourage the diversion of waste wood from landfills for use in renewable energy, both biomass power and biomass-based liquid fuels.
     Biofuel Supply Agreements
     GreenHunter Mesquite Lake expects to acquire a portion of its biomass fuel pursuant to biofuel supply agreements with various suppliers. GreenHunter Mesquite Lake has entered into one biofuel supply agreement with a supplier to acquire 21,500 tons per year of wood fuel. GreenHunter Mesquite Lake will be required to obtain additional biomass fuel to operate the facility at full capacity in Phase I or Phase II of the project. GreenHunter Mesquite Lake expects to enter into additional biofuel supply agreements with suppliers such that up to 85% of the fuel required to operate the facility in Phase I would be obtained, and upon completion of Phase II, approximately 55% of the required fuel would be obtained. GreenHunter Mesquite Lake expects to obtain the remainder of the biomass fuel necessary to operate the facility on the spot market once operations have begun and suppliers become accustomed to GreenHunter Mesquite Lake as a new purchaser in the market. GreenHunter Mesquite Lake has also received proposals and letters of intent from biomass suppliers for all of the fuel required to operate the facility in Phase I and Phase II.
     Interconnection Agreement
     GreenHunter Mesquite Lake has entered into the standard generator interconnection agreement, dated as of August 4, 2009, with the district. Pursuant to this interconnection agreement, the facility will be permitted to connect to the district’s transmission system and be eligible to deliver the facility’s output onto the system on an “as available” basis. The interconnection agreement has a term of ten years that renews automatically on an annual basis for additional one-year periods, unless earlier terminated by 90 days prior written notice. The interconnection agreement may be terminated by either party at any time with 90 days prior written notice (or earlier in the event of default of the non-terminating party as specified therein). The interconnection agreement may also be suspended by GreenHunter Mesquite Lake; provided, that the suspension of the district work associated with the development of interconnection facilities will be left in a safe and reliable condition.
     1603 Program Grant
     The Section 1603 Treasury cash grant program, so named because it was codified in Section 1603 of the Recovery Act, enables qualifying renewable power projects that are eligible for either the federal production tax credit or investment tax credit to instead elect a 30% cash grant administered by the U.S. Department of the Treasury.
     By allowing renewable projects to elect cash grants in lieu of tax credits, the Section 1603 Program aimed to provide sources of financing to the renewable power sector during the last couple of critical financial years, thereby supporting the broader Recovery Act goals of retaining and creating jobs while also expanding the use of renewable energy.
     The project would be eligible to apply for a 30% reimbursement of the cost of certain “specified energy property” used in the facility. Generally, in order to qualify for the 1603 Grant Program, property must be (a) placed in service by December 31, 2011, or (b) placed in service after 2011 and before the applicable termination date for a closed-loop biomass facility of January 1, 2014, if construction begins before a certain date. In determining whether construction has begun, detailed guidance issued by the Treasury provides a safe harbor for applicants such that construction is treated as beginning when the applicant incurs or pays more than 5% of the total cost of the property.
     GreenHunter Mesquite Lake has engaged one of the top accounting firms with respect to its expertise and knowledge of the 1603 Grant Program to provide pre-advisory application services and to provide the required certifications and verifications of expenditures and operations required during the application process. GreenHunter Mesquite Lake expects to apply using the “begun construction” form for Phase I on or before December 31, 2011 and to expend sufficient funds by the end of 2011 to qualify for the safe harbor for Phase II. Once each Phase of the facility has been “placed in service,” the 1603 Grant Program provides that the Treasury will pay the cash grant to GreenHunter Mesquite Lake within sixty (60) days from the date each of the completed applications is received.
     If (a) GreenHunter Mesquite Lake disposes of the facility to a “disqualified person” (as defined in the 1603 Grant Program), or (b) the use of the facility changes such that it ceases to qualify as a “specified energy property” (as defined in the 1603 Grant Program) within five (5) years from the date the facility is placed in service, then the Company must repay a portion of the 1603 Grant Program proceeds to the Treasury based on the number of years the Facility was used for its qualifying purpose before such disposal or change in use.
     The district
     The following information for the district has been obtained by GreenHunter Mesquite Lake from public sources believed by GreenHunter Mesquite Lake to be reliable, but it is not guaranteed as to accuracy or completeness by GreenHunter Mesquite Lake.
     The district, an irrigation district organized and existing under the laws of the State of California, is a public entity organized in 1911 pursuant to the Irrigation District Law (California Water Code sections 20500 et. seq.). The petition was submitted in 1911 for the formation of the district as an irrigation district to serve an area situated in the County. The district has the powers under the Law to, among other things, provide irrigation and electric service within its geographic boundaries (an area of 1,658 square miles for irrigation and 6,471 square miles for electric). In connection therewith, the district has the powers of eminent domain, to contract, to construct works, to fix rates and charges for commodities or services furnished and to incur indebtedness.
     The district entered the power business in 1936 to utilize the hydroelectric generation potential on the All-American Canal. In 1943, the district acquired the electric system and certain properties of the California Electric Company in Imperial County and parts of Riverside County. As a consequence, the district became the source of electric energy for a 6,471 square-mile service area, including substantially all of the Imperial Valley and Coachella Valley in Riverside County and a small portion of San Diego County. These areas comprise one of the major agricultural areas in the State. To provide electric service within its service area, the district owns and operates an electric system, which includes generation, transmission and distribution facilities. The district also purchases capacity and energy from others and participates in other utility arrangements.
     The district is also the irrigation and domestic supplier of water for cities and towns and approximately 521,800 acres (approximately 815 square miles) presently receive irrigation water within its water service area. The District annually diverts approximately 2.95 million acre-feet of water from the Colorado River at Imperial Dam, which is transported by gravity through the 80-mile-long All-American Canal and a district owned 1,587-mile canal system. The district also provides, operates and maintains a 1,456-mile network of drainage canals and facilities.
Wind
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
     Wind Energy Basics
     We have been harnessing the wind’s energy for hundreds of years. From old Holland to farms in the United States, windmills have been used for pumping water or grinding grain. Today, the windmill’s modern equivalent—a wind turbine —can use the wind’s energy to generate electricity.
     Wind turbines, like windmills, are mounted on a tower to capture the most energy. At 197 feet (60 meters) or more above ground, they can take advantage of the faster and less turbulent wind. Turbines catch the wind’s energy with their propeller-like blades. Usually, two or three blades are mounted on a shaft to form a rotor .
     A blade acts much like an airplane wing. When the wind blows, a pocket of low-pressure air forms on the downwind side of the blade. The low-pressure air pocket then pulls the blade toward it, causing the rotor to turn. This is called lift . The force of the lift is actually much stronger than the wind’s force against the front side of the blade, which is called drag . The combination of lift and drag causes the rotor to spin like a propeller, and the turning shaft spins a generator to make electricity.
     Wind turbines can be used as stand-alone applications, or they can be connected to a utility power grid or even combined with a photovoltaic (solar cell) system. For utility-scale sources of wind energy, a large number of wind turbines are usually built close together to form a wind plant or wind farm . Several electricity providers today use wind plants to supply power to their customers.
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
     Current GreenHunter Energy Wind Projects
     We currently do not have a wind project in which we are active. We have in the past developed early stage projects in Texas, California, Wyoming and Montana. In light of today’s difficult credit markets and low natural gas prices, it is management’s current intention to discontinue to explore new projects. Management developed a wind project in Imperial County, California, known as the Ocotillo wind project. We previously controlled 6,280 acres under lease with the Bureau of Land Management with the potential for 150 MW of wind power generation.
     The Company sold the Ocotillo wind power development project to Ocotillo Express, LLC, a wholly-owned subsidiary of Pattern Renewables, LP, for an initial cash payment plus additional required cash milestone payments that will be determined in the future based on the amount of installed megawatts of power generation ultimately constructed at the project site. Ocotillo Express, LLC has notified the Company that it is their intent to begin construction on this project in 2011. The Company has received $500,000 to date from the sale of the project and it is anticipated that the Company will receive approximately $4.8 million in additional consideration during 2011 based upon Ocotillo Express, LLC’s public announcement of it’s intention to begin construction on this project in 2011.

     Competition
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
     GreenHunter’s current plan is to focus on utility scale solar prospects when a decision is made by the management team to expand into the solar energy industry on a specific project. We are exploring possible investments in photovoltaic (“PV”) solar power technologies. Commerciality of solar power is currently constrained by average prices that are considerably higher than that of conventional power.
     GreenHunter will also evaluate distributed generation components of solar power. Currently, solar power is attractive due to the opportunity to invest in emerging technologies in the distributed nature of PV. Distributed generation systems can provide savings through increased reliability, reduced needs for distribution infrastructure upgrades and reduced line losses. While we have no concrete plans for develolping our solar energy business, we have received approval at our Mesquite Lake facility to develop 12-15 acres of land for solar power. Certain third parties have also made inquiries to possibly jointly develop this acreage for solar power.
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
     The area surrounding our Mesquite Lake facility is conducive to the development of geothermal energy. There may be opportunities in the future for the development of geothermal energy in the Imperial Valley region.
Clean water technology
     Recent improvements in drilling and completion technologies have unlocked large reserves of hydrocarbons in multiple unconventional resources plays in North America. These new drilling methods often involve a procedure called hydraulic fracturing or hydrofracking. This process involves the injection of large amounts of water, sand and chemicals under high pressures into rock formations to stimulate production. Unconventional wells can require more than four million gallons of water to complete a hydrofracking procedure. Some portion of the water used in production process will return to the surface as a by-product or waste stream; this water is commonly referred to by operators in the oil and gas industry as frack-flowback. In addition to fack-flowback, oil and natural gas wells also generate produced salt water or brine which is water from underground formations that is brought to the surface during the normal course of oil or gas production. Because the water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The physical and chemical properties of produced water vary considerably depending on the geographic location of the field, the geologic formation, and the type of hydrocarbon product being produced. Produced water properties and volume also vary through the lifetime of a reservoir.
     Produced water is the largest volume by-product or waste stream associated with oil and gas exploration and production. Although the details on generation and management of produced water are not well understood on a national scale, the U.S. Department of Energy’s National Energy Technology Laboratory (NETL) estimates that the total volume of produced water generated by U.S. onshore and offshore oil and gas production activities in 2007 was nearly 21 billion barrels or 882 billion gallons (1 barrel equals 42 U.S. gallons).
     While produced water (also known as oil field brine or brine due to its high salinity content) can be reused if certain water quality conditions are met, approximately 95 percent of U.S. onshore produced water generated by the oil and gas industry is disposed of by using high-pressure pumps to inject the water into under-ground geologic formations or is discharged under National Pollutant Discharge Elimination System (NPDES) permits. The remaining 5 percent is managed through beneficial reuse or disposed through other methods including evaporation, percolation pits, and publicly owned treatment works.
     Federal and state legislation and regulatory initiatives relating to hydraulic fracturing are expected to result in increased costs and additional operating restrictions for oil and gas explorers and producers. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Sponsors of two companion bills, which are currently pending in the House Energy and Commerce Committee and the Senate Committee on Environment and Public Works Committee have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, this legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens for oil and natural gas operators. Several states are also considering implementing, or in some instances, have implemented, new regulations pertaining to hydraulic fracturing, including the disclosure of chemicals used in connection therewith. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process would make it more difficult and more expensive to complete new wells in the unconventional shale resource formations and increase costs of compliance and doing business for oil and natural gas operators.
     Management, which has a significant background in the oil and gas industry, has identified water reuse and water management opportunities in the energy industry as a significant growth opportunity and is exploring various ways to reposition the Company to serve this growing segment through joint ventures, targeted acquisitions and development of water management technologies including underground injection for disposal, evaporation, pre-treatment of water for underground injection for increasing oil recovery, offsite commercial disposal, onsite remediation and beneficial reuse.

Biofuels
     We completed and began commissioning our Houston biodiesel refinery during the third quarter of 2008. The refinery construction was financed by using our existing capital, our non-resource credit facility with one major bank lender, and our redeemable debenture offerings. Shortly after we had begun production, we were forced to shut down our facility as a result of damages caused by a direct hit from Hurricane Ike. We completed the major repairs to our refinery during September, October and November of 2008 and were able to resume biodiesel production during the last week of November 2008. As a result of poor biodiesel economics due to high feedstock prices and low finished product prices, which has a direct correlation to the price of crude oil, we limited operations at the refinery during calendar 2009 to terminal storage, toll processing and toll distillation services. This limited operation continued into calendar 2010. On June 4, 2010, the lender appointed a receiver to take over physical operations of the facility.
     On November 26, 2010, the Company transferred 100% of its common stock ownership interest in GreenHunter BioFuels, Inc. (“BioFuels”) to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms and conditions of the debenture agreements. In late 2007 and early 2008, GreenHunter Energy, Inc. had issued to certain accredited investors nonrecourse 10% Series A Secured Redeemable Debentures due 2012 that were secured solely by all of the Company’s common stock in its wholly owned Texas subsidiary, BioFuels. The trustee of the trust is Jack C. Myers, Esq.
     The Company currently has no operating business in the biofuels industry and does not anticipate reentering this business segment.
Research and Development
     We do not spend any funds on research and development at any of our current business segments.
Employees
     As of March 30, 2011, we had 8 employees working on behalf of the Company located at the corporate office in Grapevine, Texas.

Item 1A. Risk Factors
An investment in our securities involves many risks. You should carefully consider the following risks and all of the other information contained in this Form 10-K before making an investment decision. Additional risks related to us and our securities may be included in our other filings with the SEC pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Risks Associated with our Business
We have a limited operating history, and our business may not be as successful as we envision.
     We are currently in an early stage of our current business plan. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the renewable industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.
     Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our products on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.
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
     We expect our primary source of revenue will come from renewable energy assets that generate cash flow from the sale of biomass-created energy and water handling services associated with the oil and gas industry. Any diminution in the value of our assets or decrease in operating revenues could negatively affect our ability to become profitable. Further, the illiquid nature of the assets we own and intend to purchase could jeopardize our ability to satisfy our working capital needs or impair our ability to meet any debt obligations that may become due.
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
     We have a relatively high amount of indebtedness. As of December 31, 2010, we had total indebtedness of approximately 9.1 million. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. In addition, our ability to obtain additional financing in the future may be impaired by our leverage and existing debt covenants. Our indebtedness could:
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
     Our operations and financial success will significantly depend on our managerial personnel. Our managerial personnel have the right to make all decisions with respect to management and operation of our business and affairs. We are dependent on the executive officers and key personnel of GreenHunter and our ability to attract and retain qualified personnel. Our profitability could be adversely affected if we lose members of our management team. We have not entered into any employment agreements with any of our management personnel nor have we obtained “key man” life insurance on any of their lives. Further, our officers’ and directors’ allocation of their time to other business interests could have a negative impact on our ability to achieve our business objectives. All of our officers are required to commit their full work hour time to our business affairs, with the exception of Gary C. Evans, our Chief Executive Officer, and David S. Krueger, our Chief Financial Officer, who maintain officer and director positions and relationships with other public companies. For a discussion regarding the potential conflicts of interest that you should be aware of, see the risk factor below regarding conflicts of interest of our officers and directors.
We may not be able to meet our capital requirements.
     Capital expenditures to build and operate our biomass plant and potential water handling facilities, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses, will all require a substantial amount of additional capital and cash flow.
     We will be required to pursue sources of additional capital through various means, including joint venture projects, which may include a profit sharing component, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing or strategic business combination transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely, and they may be dilutive to the existing shareholders as we issue additional shares of common stock to investors in future financing transactions and as these financings trigger anti-dilution adjustments in existing equity-linked securities. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under employee equity incentive plans, all of which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results.
     Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry and the fact that we are a new enterprise without a proven operating history. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, are not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.
Risks Related to the Renewable Energy Industry
We have not currently identified specific future investments or acquisitions within the renewable energy industry and thus cannot evaluate their associated merits or risks.
     Since we are not limited to any particular target business in the renewable energy industry within which to operate or complete an acquisition or business combination, we are unable to currently ascertain the merits or risks of any future business we may operate. We may complete a business combination in the future with a company in any business we choose in the renewable energy industry (e.g., wind, solar, geothermal, biomass and clean water), and we are not limited to any particular type of business. While our recent transactions are described in our filings with the SEC, there is minimal current information for you to evaluate the possible merits or risks of any other target businesses which we may acquire. To the extent we complete a business combination with a financially unstable company, a company with unknown or non-quantifiable risks or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of such entity. Further acquisitions or business combinations with an entity in the renewable energy industry would be characterized by a high level of risk, and we may be adversely affected by currently unascertainable risks of that business. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.
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
     The Internal Revenue Code currently provides for income tax credits for electricity produced and sold from qualified biomass and wind energy projects. These credits, which were to expire for biodiesel fuels after December 31, 2008, and for qualified wind energy projects placed in service on or after December 31, 2008, have been extended for one year as part of the Emergency Economic Stabilization Act of 2008 (Public Law 110-343). The credits available for biomass and wind energy are discussed below. The elimination or significant reduction in these tax credits could harm our business, financial condition and results of operations.
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
     Absent a successful business combination or acquisition, the ability of GreenHunter to generate revenues will depend upon the successful completion of the restoration or development, construction and operations of our biomass plant. Such development requires capital equipment being manufactured, shipped to our project sites, installed and tested. In addition, we will be required to build or purchase and install interconnection facilities and other infrastructure. There is a risk that the construction phase may not be completed, that construction may be substantially delayed, or that material cost over-runs may be incurred, which may result in GreenHunter being unable to meet profit expectations.

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
     We may be unable to obtain all necessary licenses and permits to operate our business. GreenHunter may not necessarily hold all of the licenses and permits required in connection with the construction and operation of our biomass plant and potential clean water projects. The failure to obtain all necessary licenses or permits, including renewals or modifications, could result in construction delays of any of our projects or could otherwise have a material adverse effect on GreenHunter.
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
Fixed payments under the power purchase agreement
     The payments made by the district to GreenHunter Mesquite Lake under the power purchase agreement for energy are at an energy rate that is specified and fixed for each contract year. Other than the different rates that are specified with respect to different contract years, such payments are not subject to any other adjustment for increases in operating or fuel costs or other customary factors, as may be provided for in other output contracts. Certain costs relating to operations, fuel or other expenses may increase at a faster rate than anticipated by GreenHunter Mesquite Lake, in which case the payments received by GreenHunter Mesquite Lake for capacity and energy in accordance with the terms of the power purchase agreement could be insufficient to pay the operating costs attributable to providing such capacity and energy.
Reliance on the district as GreenHunter Mesquite Lake’s primary revenue source
     The district, pursuant to its obligations to make payments for the electric power delivered to it by GreenHunter Mesquite Lake under the power purchase agreement, is the primary source of projected revenues for GreenHunter Mesquite Lake. Financial or other changes in the district’s circumstances could adversely impact its ability to make payments. Some possible changes of this nature include any adverse financial results, any changes in reimbursement of production tax credits or industry consolidation or restructuring. In the event the district is unable to honor its obligations to purchase power from GreenHunter Mesquite Lake pursuant to the power purchase agreement, GreenHunter Mesquite Lake would be required to locate purchasers of the power produced at the facility and there can be no assurance that it would have the ability to do so, or that it would be able to do so at favorable prices.
Transmission capability limitations
     The facility will deliver its electric output to the district, at a point of transfer on the facility site. The district will be responsible for transmission of the delivered energy from the point of transfer to its own system. The district has performed studies which demonstrate that there are no constraints on the transmission system which would require curtailment of power production by the facility, but to the extent there are such curtailments, this could adversely affect production and revenues of the facility.
Failure by GreenHunter Mesquite Lake to perform its obligations under the power purchase agreement
     The economic feasibility of the project and the facility depends upon the ability of GreenHunter Mesquite Lake to perform its obligations to deliver electric power to the district under the power purchase agreement and receive payments from the sale of power pursuant thereto. If GreenHunter Mesquite Lake fails to perform its obligations under the power purchase agreement in accordance with its terms, GreenHunter Mesquite Lake would likely be unable to receive such payment and generate revenues.
GreenHunter Mesquite Lake may not be able to effectively manage its construction costs
     GreenHunter Mesquite Lake may suffer from increasing costs in retrofitting and constructing the project. While GreenHunter Mesquite Lake has completed the acquisition of the facility, substantial costs will be incurred in retrofitting and repairing the facility in a manner that will allow commercial operations as contemplated by the project. While GreenHunter Mesquite Lake has secured fixed-price contracts for approximately 50% of the cost of retrofitting and repair of the facility, changes in engineering scope, increases in construction, labor, or capital expenses could impair GreenHunter Mesquite Lake’s ability to successfully complete the project.
Risks relating to anticipated 1603 Program Grant under the American Recovery and Reinvestment Act
     The project qualifies for the renewable energy production tax credit under the Recovery Act. In lieu of the tax credit, GreenHunter Mesquite Lake expects to apply for a renewable energy tax grant under the Recovery Act. If GreenHunter Mesquite Lake is not successful in obtaining the 1603 Program Grant, or if the amount of such grant is less than anticipated GreenHunter Mesquite Lake’s business, financial condition and results of operations may be harmed.
Regulatory risks and other matters affecting the electric power industry
     Changes to the currently favorable regulations and legislation within the renewable energy industry may adversely impact GreenHunter Mesquite Lake’s future revenues. The favorable legislative and regulatory climate for the renewable energy industry may not continue. The viability of the facility and the project will be in large part dependent upon the continuation of a favorable legislative and regulatory climate with respect to the continuing operations and the future growth and development of the renewable energy industry. Government regulations, subsidies, incentives and the market design have a favorable impact on the construction of renewable energy facilities. If the current government regulations, subsidy and incentive programs or the design of the market are significantly modified or delayed, the facility or project may be adversely affected, which may have a material adverse effect on GreenHunter Mesquite Lake.
     During 2008 GreenHunter Mesquite Lake began refurbishing the facility. During the course of its air permit review, GreenHunter Mesquite Lake determined that the existing air permit was not sufficient to support its operations. GreenHunter Mesquite Lake put the project on hold during the fourth quarter of 2008 while it was implementing the re-permitting process. GreenHunter Mesquite Lake obtained the authority to construct (“ATC”) permit necessary for construction in June of 2010 and will convert the ATC permit to an operating permit to operate the facility upon satisfying the emissions compliance tests required. GreenHunter Mesquite Lake expects to amend its ATC permit for the number of start-ups of the facility allowed per year, but the can be no assurance that it will be successful in obtaining such amendment.
     GreenHunter Mesquite Lake has a permit for the discharge of process wastewater for the facility that remains valid through June 2012. GreenHunter Mesquite Lake expects to modify and renew the existing permit to allow for a discharge of a higher flow rate of process wastewater from the facility, but there can be no assurance that it will be successful in obtaining such modification and renewal.

Environmental risks
     Electric utilities and electric power plants such as the facility and GreenHunter Mesquite Lake are subject to continuing environmental regulation. Federal, state and local standards and procedures which regulate the environmental impact of electric utilities are subject to change. These changes may arise from continuing legislative, regulatory and judicial action regarding such standards and procedures. Consequently, there is no assurance that the facility, GreenHunter Mesquite Lake or the district will remain subject to the regulations currently in effect, will always be in compliance with future regulations or will always be able to obtain all required operating permits. An inability to comply with environmental standards could result in additional capital expenditures to comply, reduced operating levels or the complete shutdown of individual electric generating units not in compliance.
     There is concern by the public, the scientific community, President Obama’s Administration and Congress regarding environmental damage resulting from the use of fossil fuels. Congressional support for the increased regulation of air, water and soil contaminants is building, and there are a number of pending or recently enacted legislative proposals which may affect the electric utility industry. There has also been an increased level of environmental enforcement by the United States Environmental Protection Agency (the “EPA”) and state and local authorities. Increased environmental regulations under the provisions of the federal Clean Air Act have created certain barriers to new facility development and modification of existing facilities. The additional costs, including time, human resources, uncertainty and delay, and the risk of fines and penalties for noncompliance, could affect the rate of return relating to investment in power project development. As such, there may be additional costs for purchased power from affected resources. Moreover, these additional costs may upset existing cost assumptions for utilities.
     GreenHunter Mesquite Lake cannot predict at this time whether any additional legislation or rules will be enacted which will affect the Project or the operations of the facility, and if such laws or rules are enacted, what the costs to GreenHunter Mesquite Lake might be in the future because of such action.
     GreenHunter Mesquite Lake believes that it is and will be in material compliance with applicable environmental laws for the facility and the project. However, costs of owning and operating the facility may, in the future, be adversely affected by legislative, regulatory, administrative and enforcement actions involving environmental controls.
Seismic risks and earthquake insurance
     The facility, is located in a seismically active region and subject to seismic events, including, ground shaking, liquefaction and landslides. Located within the County is the Imperial Valley portion of the Salton Trough. The Salton Trough encompasses the Coachella, Imperial and Mexicali valleys and extends north from the Gulf of California. The geologic structure of the Salton Trough is a result of an evolving “rift” in the earth’s crustal plates. Nonmarine and alluvium sediments cover large portions of the area. The most noteworthy of the numerous active faults traversing the Salton Trough is the San Andreas Fault. The other two major northwest-trending fault zones bounding the Salton Trough are the San Jacinto Fault on the northwest and the Elsinore Fault on the southwest.
     According to the 2007 Uniform California Earthquake Rupture Forecast (“UCERF”), California has a 99.7% chance of having a magnitude 6.7 or larger earthquake during the next 30 years. The UCERF was organized by the Southern California Earthquake Center and was prepared by the 2007 Working Group on California Earthquake Probabilities, a multi-disciplinary collaboration of scientists and engineers. The UCERF indicates that the likelihood of an earthquake of magnitude 7.5 or greater in the next 30 years is 46%. According to the UCERF, such an earthquake is more likely to occur in the southern half of the State (37% chance in 30 years) than in the northern half (15% chance in 30 years).
     The obligation of GreenHunter Mesquite Lake to provide electric power under the power purchase agreement may be abated in the event of earthquake or other event of force majeure. The construction contracts contain standard force majeure provisions that relieve the parties of their obligations to the extent they are prevented from performing due to an event of force majeure (which could include earthquakes). Under the boiler contract, the guaranteed mechanical completion date can be extended due to force majeure, and the deadline to complete performance testing and to deliver the equipment under the fuel yard contract can also be extended due to force majeure.

     Damage from an earthquake can range from total destruction of the facility, to destabilization or liquefaction of the soils, to little or no damage at all. The extent of damage and the long-term effects from an earthquake, particularly ongoing earthquake activity, may be difficult to determine immediately.
     GreenHunter Mesquite Lake has acquired earthquake insurance on the facility during the construction period of the Contract as part of the builder’s risk policy, which insurance is expected to be maintained after construction is completed. The insurance provides coverage for up to $50,000,000 in losses. There can be no assurance that such earthquake insurance will continue to be maintained by GreenHunter Mesquite Lake or that it will continue to be available at commercially reasonable rates.
Other events of force majeure
     Construction and operation of the facility are also at risk from other events of force majeure, such as damaging storms, winds and floods, fires and explosions, strikes and lockouts, sabotage, terrorist acts, wars, blockages, riots and spills of hazardous substances, among other events. Construction and operations may also be stopped or delayed from non-casualty events such as changes in law, revocation or revision of permits and litigation, among other things.
Reliance on supply contracts
     The ability of GreenHunter Mesquite Lake to produce electricity at the facility will depend, in large part, on the availability and affordability of biomass fuel to operate the facility. While GreenHunter Mesquite Lake has entered into one biofuel supply agreement to acquire 21,500 tons per year of wood fuel, and has received letters of intent for all of the fuel required to operate the facility in Phase I and approximately 86% of the fuel required to operate the facility in Phase II, GreenHunter Mesquite Lake will be required to enter into additional biofuel supply agreements or purchase biomass fuel on the spot market in order to operate the facility at full capacity in either Phase I or Phase II of the project. GreenHunter Mesquite Lake expects to enter into additional biofuel supply agreements and to obtain the remainder of the biomass fuel on the spot market or by contract once operations have begun and suppliers become accustomed to GreenHunter Mesquite Lake as a new purchaser in the market. Any significant disruption of supply arrangements or significant increases in raw material or transportation costs could have a materially adverse effect on GreenHunter Mesquite Lake’s operations.
Other operating risks
     Future revenues and expenses of GreenHunter Mesquite Lake will generally be subject to, among other things, general economic conditions, availability of alternatives products, the capabilities of management in managing the project and other conditions which are unpredictable.
Competition
     The abundant competition and rapidly changing technology in the renewable energy industry may impair GreenHunter Mesquite Lake’s success. The renewable energy marketplace is highly fragmented, competitive and subject to rapid technological change, and GreenHunter Mesquite Lake may be unable to successfully compete. Evolving industry standards, rapid price changes and rapid product obsolescence also impact the market. GreenHunter Mesquite Lake currently competes in the market for renewable energy products and services and against companies that are better capitalized than GreenHunter Mesquite Lake. GreenHunter Mesquite Lake’s competitors include many domestic and foreign companies, many of which have substantially greater financial, marketing, personnel and other resources than GreenHunter Mesquite Lake. GreenHunter Mesquite Lake’s current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that could render the technologies, products or services of GreenHunter Mesquite Lake obsolete or less marketable. GreenHunter Mesquite Lake’s success will be dependent upon its ability to develop superior energy products in a cost-effective manner. In addition, GreenHunter Mesquite Lake may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. There can be no assurance that GreenHunter Mesquite Lake will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace.

General economic conditions
     The United States economy experienced a significant downturn that started in 2008. Although there were some indications in early 2010 that the downturn may be slowing or reversing, it is unclear at this time whether the downturn has ended, if it may return or worsen, or what the speed of any recovery in the economy will be. General economic conditions may also be affected by other events including the prospect of increased hostilities abroad and higher overall energy sources. Certain such events may have other effects, the impact of which are difficult to project.
Construction risks
     GreenHunter Mesquite Lake’s plan of finance is dependent upon completion of the project by a specified time and within budget. There are many potential risks that could affect the schedule for and/or the cost of construction of the project, including, among other things, interfaces among multiple contractors; shortages of materials and labor; work stoppages; labor disputes; bad weather; unforeseen engineering, environmental or geological problems; differing site conditions; unidentified utilities; unidentified hazardous materials; earthquakes, floods and other casualties; changes in law; third-party litigation; difficulty in obtaining permits and approvals from local agencies, utility owners, applicable federal or state agencies; delays and lack of cooperation by federal or state agencies, or other third parties in performance of work necessary for the project; traffic constraints and other constraints affecting construction staging; the need to change the basic configuration of the project or the final design in order to construct the project; changes in project requirements including changes in federal, state and local agency standards as well as changes desired by GreenHunter Mesquite Lake and delays and increased cost in obtaining any property needed for the project. Any of these events, or others, could result in increased cost to GreenHunter Mesquite Lake or delay in completion of the project or failure to complete the project and could materially adversely affect the timely receipt of revenues from the district under the power purchase agreement. Pursuant to the power purchase agreement, GreenHunter Mesquite Lake is required to use commercially reasonable efforts to achieve the commercial operation date on or before September 30, 2011 (currently in negotiations to extend this date), and the district may terminate the power purchase agreement if, among other things, the Facility has not produced and delivered to the district at least 13.0 MW for a continuous 24-hour period in the preceding 18 months.
     GreenHunter Mesquite Lake previously entered into the three construction contracts with the applicable contractor who will construct the project and will manage and direct any subcontractors of the three construction contracts, the boiler contract, the fuel yard contract and a portion of the general construction contract include a fixed price and generally require completion by a specified deadline, but there can be no assurance that the contracts will be completed on schedule or within GreenHunter Mesquite Lake’s budget.
     Although the construction contracts may give GreenHunter Mesquite Lake the contractual right to direct the contractor or any subcontractors engaged by it to perform work, including acceleration of work efforts to make up for schedule delays, it is not always possible or cost-effective to accelerate construction work to meet the originally scheduled completion deadlines. There is no assurance that the cost of the project will not be substantially higher than GreenHunter Mesquite Lake’s estimates or that GreenHunter Mesquite Lake will have sufficient resources to pay for, or to finance, any costs that are significantly higher than those estimated.
Delay or unavailability of project funding
     GreenHunter Mesquite Lake needs to raise financing to cover all of the costs of retrofitting and re-powering the Facility using existing biomass processing technology into a profitable electricity power plant. There can be no assurance that sufficient funds can or will be obtained or that such funds could be obtained at rates that would allow the project to be completed. There also can be no assurance that the amount estimated to be required and available for total project costs will be sufficient to provide for payment of all costs and expenses necessary for the completion of the project.
Unavailability of biomass
     GreenHunter Mesquite Lake believes, based on its research and investigations, that there will be adequate supplies of biomass available at GreenHunter Mesquite Lake’s projected costs to meet the biomass fuel requirements throughout the term of the power purchase agreement and produce sufficient revenues. However, it is possible that, in the future, fire, disease or other natural disaster, or increases in transportation expense or competition for renewable energy resources, could result in unavailability of sufficient biomass fuel or in increased costs of obtaining such fuel, which could have a material adverse effect on GreenHunter Mesquite Lake’s ability to produce revenues.
The inherent volatility in the market price of electricity could impact revenue
     GreenHunter Mesquite Lake expects that all of the electric power to be generated by the facility will be sold to the district pursuant to the existing power purchase agreement, which is a fixed price contract. However, to the extent that the power purchase agreement is terminated, or if the facility generates additional electric power that is sold to someone other than the district pursuant to the power purchase agreement subject to the restrictions set forth therein, GreenHunter Mesquite Lake’s potential revenues, income and cash flow are subject to volatility in the market price for electricity to the extent that the facility will deliver electric power that is not subject to a fixed price contract. In such circumstance, GreenHunter Mesquite Lake’s ability to generate revenue has exposure to movements in the market price of electricity, as sales to the power market are likely to be made at prevailing market prices. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy, as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment within the United States and to the power markets in other jurisdictions via interconnects and other external factors outside of its control. Energy from biomass facilities must be taken “as delivered” which necessitates the use of other system resources to keep the demand and supply of electric energy in balance. Accordingly, the potential revenue, income and cash flow may be volatile to the extent GreenHunter Mesquite Lake delivers power other than pursuant to a fixed price contract in the circumstances described above.
Other risks relating to the district
     The electric utility industry in general has been, or in the future may be, affected by a number of other factors which could impact the financial condition and competitiveness of many electric utilities, including the district, and the level of utilization of generating and transmission facilities. In addition to the factors discussed herein, such factors include, among others:
•	effects of compliance with rapidly changing environmental, safety, licensing, regulatory and legislative requirements;

•	changes resulting from conservation and demand side management programs on the timing and use of electric energy;

•	effects on reliability of the power supply with the increased usage of renewables;

•	changes resulting from a national energy policy;

•	effects of competition from other electric utilities (including increased competition resulting from mergers, acquisitions and strategic alliances of competing electric and natural gas utilities and from competitive transmitting of less expensive electricity from much greater distances over an interconnected system) and new methods of, and new facilities for, producing low-cost electricity;

•	the repeal of certain federal statutes that would have the effect of increasing the competitiveness of many investor-owned utilities;

•	increased competition from independent power producers and marketers, brokers and federal power marketing agencies;

•	“self-generation” or “distributed generation” (such as microturbines and fuel cells) by industrial and commercial customers and others;

•	issues relating to the ability to issue tax-exempt obligations, including restrictions on the ability to sell to nongovernmental entities electricity from generation projects and transmission line service from transmission projects financed with outstanding tax-exempt obligations;

•	effects of inflation on the operating and maintenance costs of an electric utility and its facilities;

•	changes from projected future load requirements;

•	increases in costs and uncertain availability of capital;

•	shifts in the availability and relative costs of different fuels (including the cost of natural gas);

•	sudden and dramatic increases in the price of energy purchased on the open market that may occur in times of high peak demand in an area of the country experiencing such high peak demand, such as has occurred in California;

•	inadequate risk management procedures and practices with respect to, among other things, the purchase and sale of energy and transmission capacity;

•	other legislative changes, voter initiatives, referenda and statewide propositions;

•	effects of changes in the economy, population and demand of customers in the District’s service area;

•	effects of possible manipulation of the electric markets; and

•	natural disasters or other physical calamities, including but not limited to, earthquakes
     Any of these factors (as well as other factors) could have an adverse effect on the financial condition of any given electric utility, including the district, and likely will affect individual utilities in different ways.
Interconnection Agreements
     The Company previously entered into the interconnection agreement with the district, which agreement provides for the interconnection of the net output of the project’s Phase I. In January 2010, GreenHunter Mesquite Lake applied to the district to extend the existing interconnection agreement to provide for the interconnection of the project’s Phase II, and in addition to provide for further solar output to be added subsequent to the completion of Phase II. The district has completed its feasibility study for the requested increase in the project’s output, and has confirmed that there are no load flow or short circuit limitations to the requested interconnection, and has provided an estimate of the cost and schedule of the required facilities that is supported by the project’s schedule and budget. The district has informed GreenHunter Mesquite Lake that it will proceed with confirmation of these findings via an impact study and facility study in accordance with its published tariff before entering into a revised interconnection agreement for the increased output of the project and expects to complete these within the project’s schedule for Phase II. GreenHunter Mesquite Lake plans to authorize the district to proceed with design and construction of the Phase I interconnection facilities upon receipt of funding for the project.
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
     Our common stock has been publicly traded only since January 2008. The price of our common stock has fluctuated significantly since then. From January 2, 2008, to March 30, 2011, the trading price of our common stock ranged from a low of $0.51 per share to a high of $25.45 per share and the closing trading price on March 29, 2011 was $0.92 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:
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
     Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 30, 2011, there were 67,883,536 authorized but unissued shares of our common stock available for issuance and 9,982,675 shares of preferred stock available for issuance. As of December 31, 2010, the number of shares of our common stock subject to outstanding options, warrants, GreenHunter’s Series A convertible preferred stock and GreenHunter’s Series B convertible preferred stock was 15,280,411. At March 30, 2011, we had no commitments to issue additional shares of common stock and we will, in all likelihood, issue a substantial number of additional shares of our common stock, preferred stock or convertible securities, or a combination of common stock, preferred stock and convertible securities, to the stockholders of a potential target or in connection with a related simultaneous financing to complete a business combination or asset purchase. The issuance of additional common stock, preferred stock or convertible securities may:

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
     As a reporting public company, we are currently subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, such statute also requires an evaluation of any target business acquired by us. Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls, including an evaluation of any target businesses acquired by a company. In the event the internal controls over financial reporting of a target business cannot satisfy the regulatory requirements relating to internal controls or if these internal controls over financial reporting are not effective, we may not be able to complete a business combination with the target business without substantial cost or significant risks to our company or our management may be unable to certify as to the effectiveness of the internal controls following the completion of a business combination. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal controls over financial reporting may require the commitment of significant financial and managerial resources or may prevent a business combination with certain target businesses. If we fail to timely complete our evaluation, if our management is unable to certify the effectiveness of the internal controls of our company or the acquired business, we could be subject to regulatory scrutiny and loss of public confidence, which could have an adverse effect on our business and our stock price.
Our outstanding options, warrants and convertible preferred stock may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.
     We have issued options to purchase 7,076,500 shares of common stock, warrants to purchase 5,443,911 shares of common stock, and preferred stock convertible into 2,760,000 shares of common stock, as of December 31, 2010. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these options and warrants or conversion of the preferred stock could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised or converted, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our options, warrants and preferred stock may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the options, warrants and preferred stock could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If, and to the extent, these options, warrants and preferred stock are exercised or converted, respectively, you may experience dilution to your holdings.

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
Item 2. Properties
     Our Mesquite Lake Resource Recovery Plant is an 18.5 MW waste-to-energy facility located near El Centro, California. This plant is owned by GreenHunter Mesquite Lake, Inc., a wholly-owned subsidiary of GreenHunter. This Imperial County facility was originally built in 1989 to process cow manure into electricity and operated until December 1994. Several modifications were implemented during its operating life to improve plant performance leading to a 95% on-line capacity factor during its last year of operation. Currently, Mesquite Lake is not generating electricity and is in a dormant state. Our primary business objective is to re-power the facility using existing biomass processing technology into a profitable electricity power plant.
     On November 30, 2007, we purchased real estate including two office buildings comprising approximately 20,200 usable square feet of space located in Grapevine, Texas for use as our corporate headquarters. A portion of our existing office space is subleased.
Item 3. Legal Proceedings
     Bioversel, Inc. f/k/a Bioversel Trading, Inc., Plaintiff, vs. GreenHunter BioFuels, Inc. and GreenHunter Energy, Inc., Defendants, in the District Court of Harris County, Texas, 55th Judicial District. Plaintiff brought suit against the defendants on September 24, 2008 alleging that the defendants have repudiated a biodiesel tolling agreement, as amended, with the plaintiff. The plaintiff has alleged breach of contract, fraud and conversion regarding defendants’ ability to process feedstock into biodiesel under the contract.
     Defendants has been served with this lawsuit and has answered the lawsuit. Defendants vigorously deny the allegations in the lawsuit and believes the lawsuit is completely without merit. Defendants have filed a countersuit against plaintiff for failure to make payments to defendants under the contract. Trial is presently set for April 5, 2011.
     Arbitration Case No. 70 198 Y 1024 10; Timothy Aden, et al. v. GreenHunter Energy, Inc., et al. pending before the American Arbitration Association
     On or about June 29, 2007, GreenHunter issued a Private Placement Memorandum to potential investors for 10% Series A Secured Redeemable Debentures. The plaintiffs allege that the defendants fraudulently made representations to the plaintiffs that the debentures were collaterally backed by the biodiesel refinery, when in fact the only collateral for the Debentures was security in GreenHunter. Plaintiffs allege that such misrepresentations violate Alabama state securities laws.
     Plaintiffs subsequently filed an arbitration case for this matter to be heard in Houston, Texas. No date has been set for arbitration at this time.
Item 4. Submission of Matters to a Vote of Security Holders
          None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on the NYSE Amex under the symbol “GRH.” The following table summarizes the high and low reported sales prices on days in which there were trades of our common stock on the NSYE Amex for each quarterly period for the last two fiscal years. On March 29, 2011, the last reported sale price of our common stock, as reported on the NYSE Amex, was $0.92 per share.

			Average
			Daily
			Trading
			Volume
	High	Low	(Shares)

2010
First Quarter	$1.69	$1.10	84,219
Second Quarter	$1.47	$.90	40,209
Third Quarter	$.96	$.51	24,089
Fourth Quarter	$1.47	$.65	43,417

2009
First Quarter	$5.25	$1.16	30,429
Second Quarter	$4.32	$0.91	292,592
Third Quarter	$3.18	$1.40	295,976
Fourth Quarter	$2.08	$0.99	108,000
     Our registrar and transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. As of March 28, 2011, there were 567 record holders of our common stock.
     We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of our business activities.

	Equity Compensation Plan Information
			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,621,334	$7.75	3,378,666
Equity compensation plans not approved by security holders	3,455,166	$5.28	—
Total	7,076,500	$5.95	3,378,666
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
Overview
     Prior to April 13, 2007, we were a startup company in the development stage and we have reentered the development stage effective July 1, 2010. Our plan is to acquire and operate assets in the renewable energy sectors of biomass, biofuels, geothermal, solar, wind, and water management. We currently have ongoing business initiatives at GreenHunter in biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”). It is our goal to become a leading provider of clean energy products and water management solutions.
     We believe that our ability to successfully compete in the renewable energy and clean water industries depends on many factors, including the location and low cost construction of our planned facilities, execution of our acquisition strategy, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate debt and equity capital, proper and meaningful governmental support including tax incentives and credit enhancements, and recruitment and retention of experienced management.
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of all energy products including the price of biodiesel and our feedstock inventories adversely impacted our inventory values and resulting working capital positions. The lack of consistent and meaningful governmental support with tax incentives and other credit enhancements has had a serious detrimental effect on our planned business operations. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April 2009 through September 30, 2010. On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The trustee of the trust is Jack C. Myers, Esq. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     As of December 31, 2010, we had a working capital deficit of $7.3 million which includes $4.2 million related to construction at our Mesquite Lake Biomass Plant.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. On September 29, 2010 and December 30, 2010 the Chairman and Chief Executive Officer loaned the Company $600 thousand and $260 thousand, respectively, to fund short-term liquidity needs in exchange for promissory notes due October 31, 2010 and January 1, 2011, respectively, which have been extended to April 30, 2011. On March 30, 2011, we received a letter of guarantee from the Chairman and Chief Executive Officer of the Company for up to an additional $1.5 million of credit support if needed to fund operations. In September 2010, we closed on $29.9 million in RZFB bonds issued through the California Enterprise Development Authority (CEDA). We did not extend the mandatory redemption date of January 20, 2011, and we are no longer pursuing the bonds as an exclusive method of financing the Mesquite Lake project due to the lack of market to sell the bonds. We believe the unrestricted cash, proceeds from our private placement offering, the $500 thousand in proceeds from the sale of our Ocotillo project to be received in September 2011, and the letter of guarantee and credit support will be sufficient to fund operations for the next twelve months.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. With the anticipated funds available from the proceeds from our private placement offering, the $500 thousand in proceeds from the sale of our Ocotillo project to be received in September 2011, and the letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our Mesquite Lake biomass plant in order that we have a business segment that can generate positive cash flow to sustain operations.
BioMass
     In May 2007, we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass waste-to-energy electricity facility located on a 40-acre site in unincorporated Imperial County, California. We began refurbishing the plant during 2008. During 2008, we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We executed a new power purchase agreement for this facility in October 2009 and we obtained the air permit in July 2010. We plan to resume construction on the facility, including an expansion of up to 10 Megawatts (“MW”), sometime during the second quarter of 2011, assuming additional sources of funding are obtained.
     Phase I of the project is anticipated to be operational by mid 2012. When Phase II of the project is completed and in operation, which is anticipated by the second half of 2012, the Mesquite Lake biomass facility will burn annually more than 280,000 tons of waste woody biomass which will be converted into green electricity to serve residential and industrial users in California’s Imperial Valley through our power purchase agreement with Imperial Irrigation District (IID).
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
Solar Energy
     According to the National Renewable Energy Laboratory (NREL), average annual irradiance per square meter in the Imperial County is 6.23 kilowatt hours per day. Our Mesquite Lake biomass facility is located on a 40-acre parcel of which 30 acres will be utilized for the biomass operation leaving 10 to 15 acres for the development of additional renewable energy projects. During the first quarter of 2010, we formed a new subsidiary to explore the development of a solar energy farm on our Mesquite Lake project site and completed a generator interconnection request with the Imperial Irrigation District (IID). On March 16, 2010 we were notified that IID had preserved an interconnection queue position for our solar project. Subject to regulatory and permitting approvals, we believe there are unique economic and operational advantages to building a solar farm on this site most significant being the ability to share existing interconnection infrastructure with the biomass facility.
Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009:
     Wind Energy Project Costs
     We recorded a credit of $11 thousand in project costs associated with our wind energy projects in 2010 compared to expense of $67 thousand expense in 2009. The decrease is the result of decreased wind project activity in the 2010 period.
     Biomass Project Costs
     We incurred no project costs associated with our biomass projects in 2010 compared to $38 thousand in the 2009 period. The decrease is the result of capitalizing all biomass project costs beginning in 2010.
     Hurricane repairs and losses
     In 2010, we recorded no hurricane repairs and losses compared to a credit of $449 thousand in 2009. The credit in 2009 was due to insurance proceeds received for equipment damaged by Hurricane Ike during September of 2008.
     Depreciation Expense
     Depreciation expense was $190 thousand in 2010 compared to $229 thousand in 2009. The decrease was due to the impairment of the wind energy project assets booked in December 2009, which decreased the depreciable assets.
     Loss on Asset Impairments
     Our loss on asset impairment was $161 thousand during the 2010 period, compared to $1.9 million during the prior year period. For the 2010 period, the impairment was the result of the expiration of Wind projects. In 2009, an impairment of $1.5 million was related to a lease option which expired during April 2009, $170 thousand was related to a decline in the value of equipment, and $218 thousand impairment was related to expired wind project leases.
     General and Administrative Expense
     General and administrative expense (“G&A”) was $5.1 million during the 2010 period versus $6.6 million during the 2009 period, a decrease of $1.5 million.
     Unallocated corporate SG&A decreased approximately $369 thousand between the two periods, decreasing from $4.8 million down to $4.5 million. The decrease is due to decreases in corporate salaries expense and business insurance.
     BioMass SG&A decreased approximately $543 thousand between the two periods, decreasing from $1.1 million down to $597 thousand. The decrease is mainly due to $686 thousand of cancelled consulting fees related to a consulting agreement and decreased insurance and state and local taxes in 2010 of $109 thousand partially offset by increased consulting and legal fees to obtain government grants for the Mesquite Lake biomass plant.
     Wind Energy SG&A decreased approximately $622 thousand, down to $17 thousand from $639 thousand resulting from decreased personnel and office related costs compared to 2009.
     Operating Loss
     Our operating loss was $5.4 million in the 2010 period versus $8.4 million in the 2009 period. The reduction was due to impairment charges recorded in 2009 as well as lower G&A expenses in 2010 and expiration of wind projects in 2009.
     Our Wind Energy segment generated an operating loss of $167 thousand during 2010 as compared to an operating loss of $970 thousand during 2009 due to decreased project related costs as a result of fewer active projects in 2010.
     Our BioMass segment generated operating losses of $597 thousand during 2010 and $1.2 million during 2009; the decrease was primarily due to decreased SG&A costs during the 2010 period.
     Our unallocated corporate operating loss was $4.7 million for the 2010 period, compared to an operating loss of $6.2 million for the 2009 period. The decrease was primarily due to decreases in our office related costs, travel and marketing, professional fees, and taxes and permits, all as a result of management’s efforts to reduce operating costs and a decrease in asset impairments.
     Interest and Other Revenues
     Interest and other revenues were $3.0 million during the 2010 period and $2.1 million during the 2009 period. The increase of $900 thousand was primarily due to an increase in forgiveness of indebtedness on trade payables during the 2010 period and $250 thousand in contingent consideration received in September of 2010 resulting from the sale of Ocotillo Wind project in June of 2009.
     Interest, Accretion and Other Expense
     Interest, accretion and other expense decreased from $769 thousand during the 2009 period to $57 thousand during the 2010 period. The decrease is mainly due to reduced expense incurred on the Series A debentures and capitalized interest on our Mesquite Lake project of $626 thousand.
     Unrealized loss on convertible securities
     Unrealized loss on convertible securities was $1.0 million in the 2010 period, which related to the change in fair value of our outstanding warrants, convertible Series A Preferred Stock, and convertible Series B Preferred Stock.
     Discontinued Operations
     In 2010 we recorded a gain of $33.1 million on the sale of discontinued operations resulting from our transfer of 100% of our interests in GreenHunter BioFuels, Inc. as satisfaction of our obligation on the Series A Debentures. For the 2009 year, we recorded a loss of $563 thousand from the sale of discontinued operations resulting from the abandonment of our Haining City wind farm interests, and the discontinuance of the Wheatland Wind Project net of the sale of our Telogia plant which was sold during the first quarter of 2009.
     Preferred Stock Dividends
     Dividends on our preferred stock were $656 thousand for 2010 versus $776 thousand in the 2009 period. The decrease was the result of the conversion of 5,750 shares of Series A Preferred Stock into 1,150,000 shares of common stock between March and September of 2009.

     Net Income (Loss) to Common Shareholders
     We realized net income of $20.0 million in 2010 compared to a net loss of $16.2 million in the 2009 period. The increase in net income to common shareholders resulted from the gain on discontinued operations from disposition of the BioFuels plant in Houston partially offset by the loss from continuing operations of $3.5 million and the loss from discontinued operations of $8.9 million during the 2010 period.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of December 31, 2010, we had cash and cash equivalents of approximately $181 thousand and a working capital deficit of $7.3 million as compared to cash and cash equivalents of $6.9 million and working capital deficit of $45.4 million in the prior period. These decreases in cash and working capital were due to the activities described below.
Operating Activities
     During 2010, operating activities used $6.0 million versus provided $334 thousand during 2009. A significant component of our working capital deficit at December 31, 2010 was $4.2 million related to construction at our Mesquite Lake Biomass Plant. Changes in our cash and working capital during the quarter ended December 31, 2010 are described below.
     We continue to have no operating sources of income with which to pay our operating costs. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.
Financing Activities
     During the year ended December 31, 2010, financing activities provided $470 thousand. These activities included $1.0 million in borrowing on notes payable, payment of $276 thousand in deferred financing costs related to these debentures, and $275 thousand in repayment of notes payable. Details of these activities are described below:
     Notes Payable
     During March 2009, we determined we were not in compliance with certain covenants of our non-recourse construction loan and non-recourse working capital line of credit at BioFuels. Accordingly, we classified the entire amounts due under both of these agreements as current liabilities associated with assets held in receivership at September 30, 2010. On December 16, 2009, the Credit Agreement for the non-recourse construction and working capital loans was amended. Pursuant to the terms and conditions of the amendment, the lender agreed to waive any claims of “Events of Default” until March 31, 2010. The agreement was further amended on March 30, 2010 to extend until April 30, 2010. Since we did not close on a sale or other transaction to repay the note by April 30, 2010, on June 3, 2010, BioFuels received a written notice from the lender that BioFuels has been placed into receivership. This credit agreement documented BioFuels’ existing project financing term loan and working capital line of credit with the Lender. On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The loan facilities were secured by BioFuels’ existing biodiesel refinery and associated assets located in Houston, Texas and are non-recourse to the parent company.

     Nonrecourse10% Series A Senior Secured Redeemable Debentures
     On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The trustee of the trust is Jack C. Myers, Esq. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     Note Payable to Related Party
     On September 29, 2010 and December 30, 2010, the Company entered into a promissory note with our Chairman and Chief Executive Officer for $600,000 and $260,000, respectively, due on October 31, 2010 and January 1, 2011, respectively, at an interest rate of 10%. The promissory note was offset against related party receivable balance of $93,043. Therefore, the remaining promissory note balance is $766,957. The promissory notes were extended to April 30, 2011.
Investing Activities and Future Requirements
     Capital Expenditures
     During 2010, we invested approximately $2.1 million in capital expenditures, which primarily comprised capital expenditures at our Mesquite Lake BioMass facility.
     Forecast
     For 2011, we have not adopted a formal corporate capital expenditure budget due to our current lack of capital resources. We have formulated specific project budgets and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.
     BioMass
     BioMass is seeking financing for a minimum of $24 million and a maximum of $54 million in capital expenditures in 2011 for refurbishment and expansion costs at the Mesquite Lake biomass facility in El Centro, California.
     Wind Energy
     Wind Energy is not currently planning on any capital expenditures in 2011 due to adverse economic conditions for wind projects.
     Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.
     During 2007, we entered into an agreement which granted the entity from whom we purchased the Mesquite Lake plant the non-exclusive right to represent us in the location and development of renewable energy projects. On May 4, 2010, we received a release from all consulting fee obligations pertaining to the agreement to purchase the Mesquite Lake facility. We reduced selling, general, and administrative expenses by $686 thousand for the year ended December 31, 2010 as a result of reversing liabilities previously accrued pursuant to the agreement. We are no longer obligated for the remaining $784 thousand in fees that would be due under this agreement.
     During the year ended December 31, 2010, we recorded $1.1 million in additional contingent fees to a third party for their assistance in obtaining the Mesquite Lake Power Purchase Agreement. The future obligation is contingent upon us finding acceptable financing for capital improvements and completing the required development of the plant for it to become operational.

     We have an outstanding employment agreement with an executive officer through September 30, 2011. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was involuntarily terminated during a change in control, was $500 thousand at December 31, 2010.
Critical Accounting Policies and Other
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. (“GreenHunter”) and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC (“Wind Energy”), and GreenHunter Mesquite Lake, LLC (“Mesquite Lake”). All significant intercompany transactions and balances have been eliminated.
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
     During 2010 we recorded impairments of $161 thousand related to certain wind projects that were cancelled. During 2009 we recorded impairments of $1.5 million related to our inability to pay the final lease option extension for our Port Sutton lease, $170 thousand related to a decline in the value of equipment, and $218 thousand related to a deposit on a wind project that was cancelled.

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
We have issued potentially dilutive instruments in the form of our 8% Series A Preferred Stock, Series B Preferred Stock, common stock warrants and common stock options granted to our employees. There were 21,725,796 and 37,469,761 potentially dilutive securities outstanding at December 31, 2010 and 2009, respectively. We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss during the periods.
Recently Issued Accounting Standards
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
Contractual Obligations and Commercial Commitments
     We have the following contractual obligations as of December 31, 2010.

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
Contractual Obligations:
Fixed-rate long-term debt(a)	$2,983,046	$92,322	$319,290	$245,634	$2,325,800
Fixed-rate interest payments(a)	1,058,967	170,047	475,529	284,245	129,145
Note due to related party	766,957	766,957	—	—	—
9% Series B Secured Redeemable Debentures(b)	6,685,879	477,163	6,208,717	—	—

Total Contractual Obligations	$11,494,849	$1,506,489	$7,003,536	$529,879	$2,454,945

(a)	Assumes 5.7% interest over the life of the note with principal payments, amortized on 25 year schedule, beginning January 20, 2009 and the remainder of the balance of the loan ballooning November 30, 2017.

(b)	Assumes 9% interest payments over their 5 year term.
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
Changes in Internal Control over Financial Reporting.
     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     Based on our evaluation under the framework in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of

December 31, 2010.
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

Name	Age	Positions and Offices Held
Gary C. Evans	53	Chairman and Chief Executive Officer
Ronald D. Ormand	52	Director
Ronald H. Walker	73	Director
Jonathan D. Hoopes	43	Director, President and Chief Operating Officer
Morgan F. Johnston	50	Senior Vice President, General Counsel, and Secretary
David S. Krueger	61	Vice President and Chief Financial Officer
Gary C. Evans — Chairman and Chief Executive Officer
     Gary C. Evans is the chairman and chief executive officer and founder of GreenHunter Energy. He has served as the Company’s chairman and chief executive officer since December 2006. He served as the Company’s President from inception until October 1, 2009. Mr. Evans is also the chairman of the board and chief executive officer of Magnum Hunter Resources Corporation, a NYSE listed company. Mr. Evans previously founded and served as the chairman and chief executive officer of Magnum Hunter Resources, Inc. (MHRI) a NYSE listed company, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. Mr. Evans serves as an Individual Trustee of TEL Offshore Trust, a NASDAQ listed oil and gas trust, and is the lead director of Novavax Inc., a NASDAQ listed clinical-stage vaccine biotechnology company. Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. In nominating Mr. Evans, the board concluded the Company would benefit from Mr. Evans’ extensive expertise as a chief executive officer with publicly held energy companies and his industry, investment banking and commercial lending contacts and experience.
Ronald D. Ormand — Director
     Mr. Ormand has been a director of the Company since June 5, 2009. Mr. Ormand currently serves as a director, chief financial officer and executive vice president of Magnum Hunter Resources Corporation since May of 2009. Mr. Ormand has over twenty-five years of investment and commercial banking experience in the energy industry. From April 2005 to October 2007, he served as a managing director with West LB, where he served as head of the Oil and Gas Investment Banking Group for the Americas. From 1988 until December 2004, Mr. Ormand was with CIBC World Markets and Oppenheimer & Co., which CIBC acquired in 1997. From 1997 to 2004, Mr. Ormand served as managing director and head of CIBC World Markets’ U.S. Oil and Gas Investment Banking Group and a member of the firm’s Investment Banking Management Committee. Prior to joining CIBC World Markets in 1988, Mr. Ormand worked in various investment banking positions. Mr. Ormand also served as president and chief financial officer and director of Tremisis Energy Acquisition Corporation II, a NYSE-listed company, from November 2007 to March 2009 and currently serves on the board of directors of GreenHunter Energy, Inc. Mr. Ormand received a B.A. and an M.B.A. from the University of California at Los Angeles and attended Cambridge University in Cambridge, England where he studied economics. In nominating Mr. Ormand, the the board took into account Mr. Ormand’s extensive investment banking and commercial banking experience and related industry contacts, which the board believes will facilitate the Company’s acquisition and financing activities.
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

Item 11. Executive Compensation
Summary Compensation Table.
     The following table sets forth all compensation for the fiscal years ended 2010 and 2009 awarded to, earned by or paid to executive officers of GreenHunter.

							All Other
Name and Principal		Salary	Bonus	Stock Awards	Option Awards		Compensation	Total
Position	Year	($)	($)	($)	($)		($)	($)
Gary C. Evans —	2010	145,361	—	—	—		9,000	154,361
Chairman and CEO*	2009	200,000	—	—	125,028	**	12,000	337,028
Jonathan D. Hoopes —	2010	173,076	—	—	—		—	173,076
President and COO	2009	59,615	—	38,309 ***	25,872	**	50,000	173,796
David S. Krueger —	2010	138,462	—	—	—		6,230	144,692
Vice President and CFO	2009	200,000	—	—	37,508	**	9,000	246,508
Morgan F. Johnston —	2010	138,462	—	—	—		6,230	144,692
Sr. VP, General Counsel and Secretary	2009	200,000	—	—	37,508	**	9,000	246,508

*	Mr. Evans acted as the Company’s President and CEO during the first nine months of 2009. On October 1, 2009, Mr. Jonathan D. Hoopes was hired as the Company’s President and COO. Mr. Hoopes received $50,000 as a relocation expense.

**	Mr. Evans received a stock option grant for 1,000,000 shares, vesting over a three year period at an exercise price of $1.96 on August 26, 2009. Mr. Hoopes received a stock option grant for 500,000 shares, vesting both over time and achieving specific performance goals at an exercise price of $1.41 on December 11, 2009. Mr. Krueger received a stock option grant for 300,000 shares, vesting over a three year period at an exercise price of $1.96 on August 26, 2009. Mr. Johnston received a stock option grant for 300,000 shares, vesting over a three year period at an exercise price of $1.96 on August 26, 2009.

***	Mr. Hoopes received a restricted stock grant for 100,000 shares, vesting both over time and achieving specific performance goals on October 1, 2009.

Outstanding Equity Awards at Fiscal Year-End.
     The following non-incentive stock options were outstanding to the below named executives at December 31, 2010:

	Number of Securities	Number of Securities
	underlying unexercised	underlying unexercised	Exercise
Name	options exercisable	options unexercisable	Price ($/sh)		Expiration Date
Gary C. Evans, CEO	333,333	666,667	1.96		August 26, 2019
	352,000	—	18.91		February 13, 2018
Jonathan D. Hoopes, President and COO	100,000	400,000	1.41		December 11, 2019
David S. Krueger , Vice President	100,000	200,000	1.96		August 26, 2019
and CFO	110,000	—	18.91		February 13, 2018
	550,000	—	5.00	*	May 5, 2017
Morgan F. Johnston, Sr. Vice	100,000	200,000	1.96		August 26, 2019
President, General Counsel and	110,000	—	18.91		February 13, 2018
Secretary	500,000	—	5.00	*	May 5, 2017

*	There was no public market for our common shares on the date of grant of the option. Accordingly, the amounts set out in this column are based upon the fair market value per common share as estimated by us as at the date of grant of the option, which was $5.00.
Director Compensation
     The following compensation was paid to our independent members of the board of directors for the year ended December 31, 2010:

	Fees Earned or Paid
	in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Ronald D. Ormand*	—	50,000	—	50,000
Ronald H. Walker*	—	50,000	—	50,000

*	The Board of Directors has deferred any cash compensation payments for acting as a Board member until the Company’s performance has improved. However, Board members are receiving restricted stock payments in lieu of their annual retainer payment.
     For fiscal 2011, our directors (other than members of our management) will be entitled to receive an annual retainer of $50,000, payable quarterly, plus $1,000 per meeting of our board of directors, $500 per meeting of a committee of the board attended or $250 if such board member attends a board or committee meeting by telephone. These directors will also be reimbursed for all out-of-pocket expenses incurred in their capacities as members of the board. We will also grant new independent directors 100,000 stock options at an exercise price equal to the then market value vesting over a three year period. We currently maintain directors and officers liability insurance coverage with an aggregate policy limit of $5,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information regarding beneficial ownership of GreenHunter’s common stock as of March 29, 2011 held by (i) each of GreenHunter’s directors and named executive officers; (ii) all directors and named executive officers as a group; and (iii) any person (or group) who is known to GreenHunter to be the beneficial owner of more than 5% of any class of its common stock.
     Unless otherwise specified, the address of each of the persons set forth is in care of GreenHunter Energy, Inc., 1048 Texan Trail, Grapevine, Texas 76051.

	Name of Beneficial	Amount and Nature of
Title of Class	Owner	Beneficial Ownership(1)		Percent of Class(11)
Common Stock	Gary C. Evans	16,373,110	(2)	67.0
Common Stock	Ronald D. Ormand	33,333	(3)	*
Common Stock	Ronald H. Walker	133,333	(4)	*
Common Stock	Jonathan D. Hoopes	100,150	(5)	*
Common Stock	Morgan F. Johnston	714,393	(6)	3.1
Common Stock	David S. Krueger	764,869	(7)	3.2
Common Stock	Investment Hunter, LLC	15,675,401	(8)	66.0
Common Stock	West Coast Opportunity Fund, LLC	2,457,142	(9)	9.9
Common Stock	Southern Ute Growth Fund	1,875,000	(10)	8.4
Common Stock	All officers and directors as a group (6 persons named above)	18,119,188		69.0

*	Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of GreenHunter’s common stock.

(2)	Includes 14,160,000 shares and 1,515,401 common stock purchase warrants held directly by Investment Hunter, LLC, and 352,000 common stock purchase options at an exercise price of $18.91 per share and 333,333 common stock purchase options at an exercise price of $1.96. Also includes 1,800 shares held by Mr. Evans as custodian for his children. Gary C. Evans owns 100% of the capital stock of Investment Hunter, LLC.

(3)	Consists of 33,333 common stock purchase options at an exercise price of $0.97 per share.

(4)	Consists of 100,000 common stock purchase options at an exercise price of $10.00 per share and 33,333 common stock purchase options at an exercise price of $1.96 per share.

(5)	Includes 100,000 common stock purchase options at an exercise price of $1.41 per share.

(6)	Includes 500,000 common stock purchase options at an exercise price of $5.00 per share, 110,000 common stock purchase options at an exercise price of $18.91 per share, 100,000 common stock purchase options at an exercise price of $1.96 per share and 399 common stock purchase warrants at an exercise price of $27.50 per share.

(7)	Includes 550,000 common stock purchase options at an exercise price of $5.00 per share, 110,000 common stock purchase options at an exercise price of $18.91 per share, 100,000 common stock purchase options at an exercise price of $1.96 per share and 442 common stock purchase warrants at an exercise price of $27.50 per share.

(8)	Includes 1,515,401 common stock purchase warrants at an exercise price of $27.50 per share.

(9)	Consists of 6,750 shares of Series A Preferred Stock convertible into 1,350,000 shares of common stock and 10,575 shares of Series B Preferred Stock convertible into 1,410,000 shares of common stock and 1,823,500 shares of common stock exercisable pursuant to common stock purchase warrants. By agreement, West Coast Opportunity Fund, LLC cannot convert or exercise any securities that cause it to own 10% or more of the common stock of the Company. Paul J. Orfalea, Lance W. Helfert and R. Atticus Lowe have shared voting and investment control over the securities held by West Coast Opportunity Fund, LLC. The address for West Coast Opportunity Fund, LLC is 2151 Alessandro Drive, Suite 1000, Ventura, California 93001.

(10)	Includes 625,000 common stock purchase warrants at an exercise price of $27.50 per share. The address for Southern Ute Growth Fund is 14933 Highway 172, Ignacio, CO 81137.

(11)	A total of 22,116,464 shares of GreenHunter Energy’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner below, any options exercisable or securities convertible into common within 60 days have been included in the denominator.

Item 13. Certain Relationships and Related Transactions, and Director Independence Transactions with Related Persons
     On September 30, 2010, and December 30, 2010, the Chairman and Chief Executive Officer, loaned the Company $600 thousand and $260 thousand, respectively, in exchange for the promissory notes due October 31, 2010 and January 1, 2011, respectively, both of which have been extended to April 30, 2011.
     The loan described above was unanimously approved by our Board of Directors, with Mr. Evans abstaining.
     During 2010, GreenHunter rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $12 thousand for the 2010 year and $158 thousand for the 2009 year.
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
     Additionally, in cases of transactions in which a director or executive officer may have an interest, the Board also will evaluate the effect of the transaction on such individual’s willingness or ability to properly perform his or her duties at the company
Item 14. Principal Accounting Fees and Services

	For the Year Ended December 31,
	2010	2009	2008
Audit (a)	$148,560	$121,190	$177,382
Tax preparation fees	—	—	26,133
All other fees (b)	—	4,000	11,976
TOTAL	$148,560	$125,190	$215,491

(a)	Includes fees paid to Hein & Associates for our annual audit and quarterly reviews and services in connection with our filing of registration statements.

(b)	Includes fees paid to Hein & Associates for the agreed upon procedures related to an EPA report for BioFuels.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
GreenHunter Energy, Inc.
We have audited the accompanying consolidated balance sheets of GreenHunter Energy, Inc. and subsidiaries (a development stage company) (collectively, the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the each of the years then ended and for the period from July 1, 2010 through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHunter Energy, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years then ended, and for the period from July 1, 2010 through December 31, 2010 in conformity with U.S. generally accepted accounting principles.
/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 31, 2011

GREENHUNTER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Development Stage Company)

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,471	$6,914,381
Related party accounts receivable	4,783	77,495
Deposits and other current assets	88,014	53,686
Prepaid expenses and other current assets	182,079	153,631
Assets held for sale — current	—	2,743,247

Total current assets	456,347	9,942,440

FIXED ASSETS:
Land and improvements	3,243,687	3,243,687
Buildings	3,100,621	3,100,621
Plant and other equipment	2,626,140	2,921,202
Accumulated depreciation	(566,525)	(516,837)
Construction in progress	12,846,608	10,750,089

Net fixed assets	21,250,531	19,498,762

OTHER ASSETS:
Assets held for sale — long term	—	38,701,662
Deferred financing costs, net of amortization of $193,335 and $101,668, Respectively	264,998	375,415
Other noncurrent assets	1,446,136	300,000

Total assets	$23,418,012	$68,818,279

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of notes payable	$943,560	$169,541
Accounts payable	2,098,328	1,710,503
Dividends payable	172,056	156,060
Accrued liabilities	3,498,207	7,379,973
Convertible securities	1,001,622	—
Liabilities associated with assets held for sale	—	45,902,379

Total current liabilities	7,713,773	55,318,456

NON-CURRENT LIABILITIES:
Notes payable, less current portion	2,886,947	2,983,045
Redeemable debentures, net of discount of $29,558 and $40,069, respectively	5,272,249	5,261,739
Debentures secured by assets of discontinued operations, net of discount of $0 and 1,007,039, respectively	—	20,027,109

Total long-term liabilities	8,159,196	28,271,893

COMMITMENTS AND CONTINGENCIES (Notes 6 and 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A 8% convertible preferred stock, $.001 par value, $1,220 and $1,125 stated value, respectively, 6,750 issued and outstanding	8,232,234	7,592,389
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 issued and outstanding	10,575,000	10,575,000
Common stock, $.001 par value, 90,000,000 authorized shares, 22,138,876 issued	22,139	22,139
Additional paid-in capital	88,968,889	87,273,376
Accumulated deficit prior to re-entering development stage	(126,670,716)	(119,672,776)
Accumulated earnings during development stage	26,979,695	—
Treasury stock, at cost, 22,412 shares	(336,285)	(336,285)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity (deficit)	7,545,043	(14,772,070)

Total liabilities and stockholders’ equity (deficit)	$23,418,012	$68,818,279

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Development Stage Company)

			From Re-entering
			Development Stage
			July 1, 2010 through
	For the Year Ended December 31,		December 31,
	2010	2009	2010
COSTS AND EXPENSES:
Hurricane repairs and losses (insurance proceeds)	$—	$(449,941)	$—
Project costs	(10,630)	105,445	(14,695)
Depreciation expense	189,758	228,696	95,253
Selling, general and administrative	5,080,768	6,614,154	3,267,330
Loss on asset impairments	160,824	1,868,911	—

Total costs and expenses	5,420,720	8,367,265	3,347,888

OPERATING LOSS FROM CONTINUING OPERATIONS	(5,420,720)	(8,367,265)	(3,347,888)

OTHER INCOME (EXPENSE):
Interest and other income	2,994,283	2,083,911	858,505
Interest, accretion and other expense	(56,506)	(768,932)	1,522,790
Unrealized loss on convertible securities	(1,001,622)	—	(1,001,622)

Total other income	1,936,155	1,314,979	1,379,673

Loss from continuing operations	(3,484,565)	(7,052,286)	(1,968,215)

Gain (Loss) on sale or disposal of discontinued operations	33,055,388	(563,388)	33,055,388
Loss from discontinued operations, net of taxes	(8,933,227)	(7,802,756)	(3,771,559)

Net Income (Loss)	20,637,596	(15,418,430)	27,315,614

Preferred stock dividends	(655,841)	(775,782)	(335,919)

Net income (loss) to common stockholders	$19,981,755	$(16,194,212)	$26,979,695

Weighted average shares outstanding, basic and diluted	22,428,950	21,612,172	22,516,928

Net loss per share from continuing operations	$(0.18)	$(0.36)	$(0.10)

Net earnings (loss) per share from discontinued operations	$1.08	$(0.39)	$1.30

Net earnings (loss) per share	$0.89	$(0.75)	$1.20

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2009 TO DECEMBER 31, 2010
(Development Stage Company)

				Additional		Accumulated Deficit	Accumulated Deficit During		Unearned	Total
	Series A	Series B	Common	Paid in	Noncontrolling	Prior to Re-entering	Development Stage July 1,	Treasury	Shares in	Stockholders’
	Preferred Stock	Preferred Stock	Stock	Capital	Interest	Development Stage	2010 - December 31, 2010	Stock	KSOP	Equity (Deficit)
BALANCE, January 1, 2009	$12,500,000	$10,575,000	$20,989	$81,100,216	$(107,290)	$(103,478,564)	$—	$(678,538)	$(225,913)	$(294,100)
Transfer accumulated preferred dividends to stated value	856,389	—	—	—	—	—	—	—	—	856,389
Issue 42,797 warrants on Series B Debentures	—	—	—	942	—	—	—	—	—	942
Stock compensation	—	—	—	701,728	—	—	—	—	—	701,728
Conversion of 5,750 preferred shares into 1,150,000 common shares	(5,764,000)	—	1,150	5,776,183	—	—	—	—	—	13,333
Issue 22,024 treasury shares for services provided	—	—	—	(305,693)	—	—	—	342,253	—	36,560
Dividends on preferred stock	—	—	—	—	—	(775,782)	—	—	—	(775,782)
Abandonment of Haining City interests	—	—	—	—	31,635	—	—	—	—	31,635
Abandonment of Wheatland interests	—	—	—	—	75,655	—	—	—	—	75,655
Net loss	—	—	—	—	—	(15,418,430)	—	—	—	(15,418,430)

BALANCE, December 31, 2009	$7,592,389	$10,575,000	$22,139	$87,273,376	$—	$(119,672,776)	$—	$(336,285)	$(225,913)	$(14,772,070)

Transfer accumulated preferred dividends to stated value	639,845	—	—	—	—	—	—	—	—	639,845
Share based payments	—	—	—	1,626,402	—	—	—	—	—	1,626,402
Issued 100,000 warrants	—	—	—	69,111	—	—	—	—	—	69,111
Dividends on preferred stock	—	—	—	—	—	(319,922)	(335,919)	—	—	(655,841)
Net income (loss)	—	—	—	—	—	(6,678,018)	27,315,614	—	—	20,637,596

BALANCE, December 31, 2010	$8,232,234	$10,575,000	$22,139	$88,968,889	$—	$(126,670,716)	$26,979,695	$(336,285)	$(225,913)	$7,545,043

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Development Stage Company)

			From Re-entering
			Development
			Stage July 1,
			2010 through
	For the Year Ended December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,637,596	$(15,418,430)	$27,315,614
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,769,740	4,270,444	95,253
Noncash stock compensation	1,626,402	701,728	925,851
Issue warrants on letter of guarantee	69,111	—	—
Amortization of deferred financing costs	1,777,818	1,279,284	551,541
Non-cash asset impairment	160,824	5,046,090	—
Noncontrolling interest	—	—	—
Gain on sale or disposal of assets	(33,055,388)	(1,267,564)	(33,055,388)
Accretion of discount	367,846	438,841	167,680
Loss from change in fair value of convertible securities	1,001,622	—	1,001,622
Forgiveness of trade payable	—	(2,757,311)	—
Changes in certain assets and liabilities:
Accounts receivable	29,547	4,348,297	908
Inventory	179,322	5,958,458	—
Prepaid and other expense	431,421	228,704	(32,101)
Accounts payable	(5,707,290)	(5,004,795)	1,803,031
Accrued liabilities	4,730,591	2,509,081	1,262,850
Deposits	110	—	110

Net cash provided by (used in) operating activities	(5,980,728)	332,827	36,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	2,018,765	(1,676,064)	48
Proceeds from sale of assets	9,775	13,425,994	—
Additions to fixed assets	(2,104,573)	(790,362)	(1,799,148)
Increase in other assets	(1,146,136)	(348,270)	50,000

Net cash provided by (used in) investing activities	(1,222,169)	10,611,298	(1,749,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from redeemable debenture issuance	—	1,711,892	—
Increase in notes payable	1,020,840	298,323	964,992
Payment of notes payable	(275,051)	(6,541,144)	(123,201)
Payment of deferred financing costs	(275,802)	(175,451)	(275,802)

Net cash provided by (used in) financing activities	469,987	(4,706,380)	565,989

CHANGE IN CASH	(6,732,910)	6,237,745	(1,146,140)

CASH, beginning of period	6,914,381	676,636	1,327,611

CASH, end of period	$181,471	$6,914,381	$181,471

Cash paid for interest	$1,550,048	$2,994,959	$820,672

NONCASH TRANSACTIONS:
Issued treasury shares for payment of services	$—	$36,560	$—

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
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. A substantial drop in market prices of all energy products including the price of biodiesel and our feedstock inventories adversely impacted our inventory values and resulting working capital positions. The lack of consistent and meaningful governmental support with tax incentives and other credit enhancements has had a serious detrimental effect on our planned business operations. We also were unable to make the interest payments due on our Series A Redeemable Debentures for the periods of April 2009 through September 30, 2010. On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The trustee of the trust is Jack C. Myers, Esq. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
     As of December 31, 2010, we had a working capital deficit of $7.3 million which includes $4.2 million related to construction at our Mesquite Lake Biomass Plant.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. On September 29, 2010 and December 30, 2010 the Chairman and Chief Executive Officer loaned the Company $600 thousand and $260 thousand, respectively, to fund short-term liquidity needs in exchange for promissory notes due October 31, 2010 and January 1, 2011, respectively, which have been extended to April 30, 2011. On March 30, 2011, we received a letter of guarantee from the Chairman and Chief Executive Officer of the company for up to $1.5 million of credit support if needed to fund operations. In September 2010, we closed on $29.9 million in RZFB bonds issued through the California Enterprise Development Authority (CEDA). We did not extend the mandatory redemption date of January 20, 2011, and we are no longer pursuing the bonds as a method of financing the Mesquite Lake project due to the lack of market to sell the bonds. We believe the unrestricted cash, proceeds from our private placement offering beginning February 2011, the $500 thousand in proceeds from the sale of our Ocotillo project to be received in September 2011, discussed further in Note 6 — Acquisitions and Divestitures, and the letter of guarantee and credit support will be sufficient to fund operations for the next twelve months.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. With the anticipated funds available from the proceeds from our private placement offering, the $500 thousand in proceeds from the sale of our Ocotillo project to be received in September 2011, and the letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our Mesquite Lake biomass plant in order that we have a business segment that can generate positive cash flow to sustain operations.
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
Nature of Operations
     Our business plan is to acquire and operate assets in the renewable energy sectors of biomass, geothermal, wind, and solar. Our plan is to become a leading provider of clean energy products offering residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources.
     We currently have ongoing business initiatives at GreenHunter in biomass through GreenHunter Mesquite Lake, Inc, (“Mesquite Lake”).
     During 2007 we acquired Channel Refining Corporation (“CRC”), which we subsequently renamed GreenHunter BioFuels, Inc. (“BioFuels”). We completed the construction of a 105 million gallon per year intended nameplate capacity biodiesel refinery during 2008 and began production at this facility during August of the same year. The biodiesel refinery built on this site also includes terminal operations, product bulk storage, as well as the ability to process contaminated methanol (a chemical used in biodiesel production). We generated revenues during 2008 and 2009 from biodiesel sales, methanol processing and terminal storage at this site. On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The trustee of the trust is Jack C. Myers, Esq. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy. See Note 5 — Discontinued Operations for more information.
     On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008 but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. On August 19, 2009 we entered into a power purchase agreement with a major public utility based in Southern California. During 2010 we restarted refurbishment activities but ceased work during December 2010 until financing is obtained.
     On August 29, 2008, we acquired an existing 14 MW (nameplate capacity) wood waste-fired biomass power plant located in Telogia, Florida. The biomass power plant, Telogia Power, LLC, and an associated entity, Telogia Power Unit #2, LLC, (collectively, “Telogia”), were acquired from a privately-held power plant operator. Due to financial constraints, as a result of hurricane damage at our BioFuels facility and the global capital market deterioration, we began marketing our Telogia plant for resale during the fourth quarter of 2008 and completed the divestiture during February 2009 which resulted in a gain of $549 thousand. See Note 5 — Discontinued Operations for more information.
     Our Wind Energy segment remains in the development stage. We continue to hold existing rights to potential wind energy farm locations in California to operate and gather data produced from wind measurement equipment located on these sites.
Note 2. Principles of Consolidation and Basis of Presentation
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, GreenHunter Wind Energy, LLC and GreenHunter Mesquite Lake, LLC. We wrote off our interests in Haining City Wind Energy, LLC at September 30, 2009 and Wheatland Wind Power, LLC at December 31, 2009, resulting in a loss of $88 thousand and $918 thousand, respectively. We disposed of our interests in GreenHunter Biofuels Inc. on November 26, 2010, resulting in a gain of $33.1 million. See Note 5 — Discontinued Operations for more information. All significant intercompany transactions and balances have been eliminated.
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
Cash and Cash Equivalents
     Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. At times, we have cash deposits in excess of federally insured limits.
Property, Plant and Equipment
     Property plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following useful lives:

Automobiles	5 years
Computer and office equipment	5 to 7 years
Plant equipment	7 to 30 years
Land improvements	15 years
Buildings	31 years

Depreciation expense of $190 thousand and $229 thousand was recorded for the years ending December 31, 2010 and 2009, respectively. During planning of construction of our Mesquite Lake plant, we capitalized $626 thousand during the twelve months ended December 31, 2010. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.
     Construction in progress totaling $12.8 million within Plant and other Equipment on our balance sheet were assets not being depreciated at December 31, 2010, as they were not in use. They will be placed in use and subject to depreciation once construction is completed on the Mesquite Lake biomass plant. Items in Construction in Progress are not subject to depreciation while they are under construction.
Deferred Financing Costs
     Costs incurred in connection with issuing debt are capitalized and amortized as an adjustment to interest expense over the term of the debt instrument using the interest method.
Other Non-Current Assets
     Other non-current assets at December 31, 2010 and 2009 included the following (in thousands):

	2010	2009
Power Purchase Agreement	$1,396	$300
Deposits and other non-current assets	50	—

Total	$1,446	$300

Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and it’s carrying value. During 2010 we recorded impairments of $161 thousand related to deposits on wind projects that were cancelled, and during 2009 we recorded $1.9 million in impairments, of which $1.5 million were related to our Port Sutton lease, $170 thousand related to a decline in the value of equipment, and $218 thousand related to a deposit on a wind project that was cancelled.
Asset Retirement Obligations
     The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have not recorded any asset retirement obligations because we will conduct power generation predominately from waste materials, and plan to continue to do so in the future. We never intend to cease operations or retire all of our assets, and we cannot estimate costs that we do not intend to incur. We do not believe we are subject to any reclamation obligations either now or in the future.
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
Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with the provisions of the ASC standards which require companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model for service and performance based awards and the lattice model for market-based awards. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals. See Note 11 for additional information on our stock-based compensation.
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
Fair Value of Financial Instruments
     Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards also establish a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:
•	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets

•	Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

•	Level 3 — Significant inputs to the valuation model are unobservable
     As of December 31, 2010 and 2009 there were no transactions measured at fair value on a nonrecurring basis. The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 and the input categories associated with those assets and liabilities.
Fair value measurements on a recurring basis
December 31, 2010

	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$1,001,622

Total liabilities at fair value	$—	$—	$1,001,622

Fair value measurements on a recurring basis
December 31, 2009

	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$—

Total liabilities at fair value	$—	$—	$—

     The carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value.
     The Company had current derivative liabilities relating to its common stock warrants, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock. The derivative instruments were not originally entered into as hedging activities, and the change in fair value of warrant liabilities is recorded as a component of other income or expense in the consolidated statements of operations. The estimated fair value of the warrant liabilities is revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations. As discussed in Note 10, during 2010, we recorded an unrealized loss of $1.0 million related to the change in fair value of conversion and anti dilutive provisions in our outstanding warrants and preferred stock.

Income or Loss Per Common Share
     Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income or loss and common shares outstanding for the potential dilution from stock options, unvested and unissued stock awards, warrants, convertible debentures, and preferred stock.
     We have issued potentially dilutive instruments in the form of our 8% Series A Preferred Stock, Series B Preferred Stock, Series B Convertible Debentures, common stock warrants and common stock options granted to our employees. There were 21,725,796 and 37,469,761 dilutive securities outstanding at December 31, 2010 and 2009, respectively. We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss from continuing operations during the periods.
     Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the year ended December 31, 2010, as their effects would have been anti-dilutive.
     The following table summarizes the types of potentially dilutive securities as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Stock options	7,076,500	7,399,832
Unvested and unissued stock awards	462,628	100,000
Warrants	5,443,911	6,251,745
Convertible debentures	5,686,310	20,789,706
Preferred Stock	3,056,447	2,928,478
Note 4. Recently Issued Accounting Standards
     In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the condensed consolidated financial statements. See Note 3 — Fair Value of Financial Instruments for additional information. We are still evaluating the impact of the Level 3 disclosure requirements on our notes to the consolidated financial statements.

Note 5. Discontinued Operations
     On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The trustee of the trust is Jack C. Myers, Esq. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy. The divestiture of our interests in GreenHunter BioFuels resulted in a gain of $33.1 million.
     The following table provides summarized income statement information related to BioFuels discontinued operations for the year ended December 31, 2010 and 2009:

	2010	2009
Sales and other revenues from discontinued operations	$319,170	$5,791,533
Operating expenses from discontinued operations	(4,449,138)	(10,402,491)
Other income from discontinued operations	(4,903,259)	(3,626,544)

Net loss from discontinued operations	$(9,033,227)	$(8,237,502)

     We completed the sale of the Telogia plant during February 2009 for total proceeds of approximately $4.5 million cash received. We recorded a gain of approximately $443 thousand on the disposal net of post closing adjustments.
     The following table provides summarized income statement information related to Telogia’s discontinued operations for the year ended December 31, 2010 and 2009:

	2010	2009
Sales and other revenues from discontinued operations	$—	$—
Operating expenses from discontinued operations	—	(215,832)
Other income from discontinued operations	100,000	725,348

Net income from discontinued operations	$100,000	$509,516

     During September 2009, we abandoned the assets and our interests in Haining City Wind Energy, LLC (“Haining City”) resulting in a loss on asset abandonment of $88 thousand.
     The following table provides summarized income statement information related to Haining City’s discontinued operations for the year ended December 31, 2009:

2009
Sales and other revenues from discontinued operations	$—
Operating expenses from discontinued operations	(61,080)
Other income from discontinued operations	12,474

Net loss from discontinued operations	$(48,606)

     During December 2009, we abandoned the assets and our interests in Wheatland Wind Power, LLC (“Wheatland”) resulting in a loss on asset abandonment of $918 thousand.

     The following table provides summarized income statement information related to Wheatland’s discontinued operations for the year ended December 31, 2009:

2009
Sales and other revenues from discontinued operations	$—
Operating expenses from discontinued operations	(87,211)
Other income from discontinued operations	61,047

Net loss from discontinued operations	$(26,164)

Note 6. Acquisitions and Divestitures
     BioFuels Project
     On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The trustee of the trust is Jack C. Myers, Esq. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy. See Note 5 — Discontinued Operations for additional information.
     Port Sutton Acquisition and Divestiture
     During April 2009, the Company determined we were unable to make the final lease option extension and as a result we abandoned the project and recorded an asset impairment to remove the lease option deposits of $1.5 million from our balance sheet.
     Telogia
          The Company completed the sale of the Telogia plant during February 2009. See Note 5 — “Discontinued Operations” for additional information.
     Ming Yang
     On October 28, 2009 we sold our equity ownership interest in Guangdong MingYang Wind Power Technology Co., Ltd. for $9.1 million, resulting in a gain of $1.5 million.
     Wheatland Wind Power Project
     During December 2009, we abandoned the assets and our interests in Wheatland Wind Power, LLC (“Wheatland”) resulting in a loss on asset abandonment of $918 thousand. See Note 5 — Discontinued Operations for more information.
     Ocotillo Wind Project
     On July 30, 2009 we sold our interest in the Ocotillo Wind Project for $250 thousand plus future consideration of $750 thousand with an additional $25 thousand per MW of the nameplate capacity of the WTG’s installed less the amount previously paid. The $250 thousand was subject to and contingent upon the receipt of regulatory approval, which was granted in October 2009. We received an additional $250 thousand in contingent consideration during September of 2010. Based on the sale agreement, we are to receive an additional $500 thousand in consideration in September 2011. The future consideration is contingent upon the project developer achieving success with the development, and any future sale proceeds will be recognized at that time. The Company has been notified that it is their intent to begin construction on this project in 2011 and it is anticipated that the Company will receive approximately $4.8 million in additional consideration during 2011.

NOTE 7. NOTES PAYABLE
Notes Payable at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Note payable due June 17, 2010, 7.0%	$—	$79,820
Note payable due November 31, 2017, 5.7%	2,982,051	3,072,766
Note payable to related party due April 30, 2011, 10%	766,957	—
Notes payable due between February 15, 2011 and July 1, 2011, rates from 5.75% to 9.9%	81,499	—
10% Series A Senior Secured Redeemable Debentures, net of $0 and $1,007,039 discount, respectively	—	20,027,109
9% Series B Senior Secured Redeemable Debentures, net of $40,069 and $49,628 discount, respectively	5,272,249	5,261,739

	9,102,756	28,441,433
Less: current portion	(943,560)	(169,541)

Total Long-Term Debt	$8,159,196	$28,271,893

The following table presents the approximate annual maturities of debt as of December 31, 2010:

2011	$943,560
2012	100,049
2013	3,612,096
2014	1,824,672
Thereafter	2,622,379

$9,102,756

          Notes Payable
     During 2009, we financed a portion of our annual insurance premiums for our Houston refinery in the amount of $221,560 and our annual corporate insurance premiums in the amount of $76,762. The notes bore interest at fixed rates of 6.1% and 7.0%, respectively, and both were paid off in 2010.
     During 2010, we financed a portion of our annual insurance premiums in the amount of $160,840 with various notes bearing fixed rates between 5.75% and 9.0%. The notes have maturity dates ranging from February 15, 2011 to July 1, 2011.
10% Series A Senior Secured Redeemable Debentures
     We have issued approximately $21 million of our 10% Series A Senior Redeemable Debentures (“Series A Debentures”)these debentures, resulting in net proceeds of approximately $18.9 million since inception of this series. These debentures are non-recourse to GreenHunter Energy, and are secured by our GreenHunter BioFuels, Inc. common stock. This offering was cancelled during April of 2008, and all proceeds were received by June 30, 2008.
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

     During April 2009 through September 2010, we were unable to make the interest payments on these debentures. On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The trustee of the trust is Jack C. Myers, Esq. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.
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
Note Payable to Related Party
     On September 29, 2010 and December 30, 2010, the Company entered into a promissory note with our Chairman and Chief Executive Officer for $600,000 and $260,000, respectively, due on October 31, 2010 and January 1, 2011, respectively, at an interest rate of 10%. The promissory notes were extended to April 30, 2011. The promissory note was offset against related party receivable balance of $93,043. Therefore, the remaining promissory note balance is $766,957.
NOTE 8. INCOME TAXES
     At December 31, 2010, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carry forward for regular tax purposes of approximately $52 million which expires in varying amounts during the tax years 2011 through 2030. No provision for federal income tax expense or benefit is reflected on the statement of operations for the year ended December 31, 2010 because we are uncertain as to our ability to utilize our NOL in the future.
     The NOL above includes $2.5 million of deductions for excess stock-based compensation. Excess stock-based compensation deductions represent stock-based compensation that have generated tax deductions that have not yet resulted in a cash tax benefit because the Company has NOL carryforwards. The Company plans to recognize the federal NOL tax assets associated with excess stock-based compensation tax deductions only when all other components of the federal NOL tax assets have been fully utilized. If and when the excess stock-based compensation related NOL tax assets are realized, the benefit will be credited directly to equity.

     The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2010 and 2009, to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	2010	2009
	(in thousands)
Statutory tax expense (benefit)	$(1,185)	$(2,398)
Change in valuation allowance
Net operating loss	823	2,234
Effect of permanent differences and other
Interest expense disallowed for tax	—	162
Effect of other permanent differences	21	2
Unrealized losses on convertible securities	$341	—

Total Tax Expense	$—	$—

The components of our deferred income taxes were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carryover	$17,706	$15,602
Capital loss carryover	77	77
Charitable contributions carryover	4	4
Share based compensation	5,516	5,024
Property and equipment	527	2,300
Deferred tax liabilities:
Property, equipment	—	—

Net deferred tax assets	23,830	23,007
Less valuation allowances	(23,830)	(23,007)

Net deferred tax	$—	$—

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
     Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2010 and 2009, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated condensed balance sheet at December 31, 2010 and 2009 relating to unrecognized tax benefits.
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
The tax years 2007-2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The tax years 2006-2010 remain open for the Texas Franchise tax.
Note 9. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
January 1, 2009	23,075	20,988,876	44,436	15,200	6,208,948
Conversion of Series A Preferred Shares	(5,750)	1,150,000	—	—	—
Issue warrants on 9% Series B Redeemable Debentures issuances	—	—	—	—	42,797
Issue treasury shares for services provided	—	—	(22,024)	—	—

December 31, 2009	17,325	22,138,876	22,412	15,200	6,251,745

Issued 100,000 warrants upon receipt of letter of guaranty	—	—	—	—	100,000)
Warrants expired					(907,834)

December 31, 2010	17,325	22,138,876	22,412	15,200	5,443,911

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
     The Series A Preferred provides for a cumulative dividend that may be payable at our option in cash or shares of common stock at 115% of the cash dividend payable and using the 10-day average price per share of common stock. A holder of the Series A Preferred has the right to convert these shares at any time into shares of common stock at a conversion price of $5.00 per common share. We may force conversion at any time subject to the following conditions: (i) the closing price of our common stock exceeds $20.00 for thirty-one trading days, and (ii) the average trading volume of the shares over the same 31-day period equals or exceeds 65,000 shares. After five years, we may redeem the preferred stock for cash. Other provisions of the this series of preferred stock include a liquidation preference, anti-dilution provisions where by the conversion price maybe reduced if we issue securities for less than the then effective conversion price, voting rights equal to the common shareholders and other protective provisions. [See Note 10 for additional information on the unrealized loss associated with the antidilutive provision.]

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
     We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2008 through September 30, 2010. In accordance with the terms of this preferred stock, accrued dividends of $1.5 million were added to the stated value of the preferred stock, resulting in a stated value per share of $1,220 at December 31, 2010. This additional $1.5 million in stated value will accrue dividends at a 10% rate.
     Series B Preferred
     On August 21, 2008, we authorized and established a series of preferred stock that was designated as “2008 Series B Convertible Preferred Stock” (“Series B Preferred”). This series was constituted as 10,575 shares with a stated value per share equal to $1,000. We executed a securities purchase agreement with the buyer at this time whereby the buyer returned 1,410,000 of their existing $7.50 common stock warrants and paid $10.6 million in cash (net of expenses) to GreenHunter, and we issued 10,575 shares of the Series B Preferred and 1,410,000 common stock warrants with an exercise price of $25.00. We cancelled the $7.50 common stock warrants which were returned to us in this transaction.
     The Series B Preferred does not provide for any preferential dividends. A holder of the Series B Preferred has the right to convert these shares at any time into shares of common stock at a conversion price of $7.50 per common share. We may force conversion at any time subject to the following conditions: (i) the closing price of our common stock exceeds $20.00 for thirty-one trading days, and (ii) the average trading volume of the shares over the same 31-day period equals or exceeds 65,000 shares. After five years, we may redeem the preferred stock for cash. Other provisions of this series of preferred stock include a liquidation preference, anti-dilution provisions whereby the conversion price may be reduced if we issue securities for less than the then effective conversion price, voting rights equal to the common shareholders and other protective provisions. [See Note 10 for additional information on the unrealized loss associated with the antidilutive provision.]
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
     On March 31, 2010, the Company granted 192,028 shares of common stock as matching contribution to the Company’s 401K plan. Additionally, during the year ended December 31, 2010, we granted share awards to directors totaling 170,600 shares.

Treasury Stock
     During July 2009, we issued 22,024 shares of our treasury stock with a value of $37 thousand for payment of services provided.
     No treasury stock was issued during 2010.
Common Stock Warrants
          In association with the Series A preferred stock placement, we issued 1.5 million common stock warrants. Each of these warrants entitle the holder thereof to purchase one share of our common stock at $7.50 per share until the expiration date of five years after issuance. We can cause the warrant to be exercised after one year from March 12, 2007, if our common stock is trading at an average price over the prior 10 consecutive days of at least $12.50 per share. The warrants contain customary anti-dilution provisions. [See Note 10 for additional information on the unrealized loss associated with the antidilutive provision.] Additionally, the warrants issued in connection with the preferred stock were treated as a dividend paid on the preferred stock upon their issuance, with a fair value of $950 thousand. In association with our Series B Preferred issuance, we cancelled 1.4 million of these warrants when they were returned to the company.
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
     In association with our December 2007 common stock placement, we issued 807,834 common stock warrants. Each of these warrants entitled the holder to purchase a share of our common stock for $18.00 per share. These warrants were exercisable immediately and expired three years from the issue date, in December 2010. The warrants were callable by us if our common stock trades at an average price at or above $24.00 per share for the previous ten trading days.
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
     During the first quarter of 2010, we granted 100,000 warrants upon the receipt of the letter of guarantee and credit support from our Chairman and Chief Executive Officer. The exercise price of the warrants was set at $1.34 as of the issuance date of March 31, 2010, and will be proportionately increased or decreased upon subsequent combinations or subdivisions of common stock. These warrants are exercisable immediately upon issuance and have a five-year life. We determined the grant-date fair value of the warrants to be approximately $69 thousand, or $.69 per share using the Black-Scholes method with the following inputs: Stock price on the date of grant of $1.30, exercise price of $1.34, term of 5 years, volatility of 63.13% based on the average volatility of the Company and five comparable companies, and discount rate of 1.60% based on expected life of 2.5 years. The grant-date fair value of $69 thousand is included in selling, general, and administrative expense on our consolidated statement of operations for the year ended December 31, 2010. In the third quarter of 2010, the Chairman and Chief Executive Officer has rescinded his right to these warrants.
     The following is a summary of warrant activity for the three years ended December 31, 2010 and 2009.

	2010		2009
		Weighted		Weighted
		Average Exercise		Average Exercise
	Shares	Price	Shares	Price
Outstanding — Beginning of Year	6,251,745	$23.98	6,208,948	$10.52
Granted	100,000	$1.34	42,797	$30.00
Exercised	—	—	—	$—
Cancelled	(907,834)	$16.16	—	$—
Outstanding — End of Year	5,443,911	$24.87	6,251,745	$23.98

Exercisable — End of Year	5,443,911	$24.87	6,251,745	$23.98

      Note 10. Convertible Securities
     Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into FASB ASC 815, Derivatives and Hedging (“ASC 815”). As a result of adopting ASC 815, warrants to purchase shares of the Company’s common stock, the Company’s Series A Convertible Preferred Stock, and the Company’s Series B Convertible Preferred Stock previously treated as equity were reclassified as derivative liabilities. As such, effective January 1, 2009, the Company reclassified the fair value of these securities from equity to liability status as if these securities were recorded as a derivative liability since their dates of issuance due to the securities having anti-dilutive provisions.
     As of December 31, 2010 and 2009, the fair value of the unrealized loss associated with the antidilution provisions on convertible securities was estimated to be $1.0 million and $0, respectively, using the option-pricing method. The Company recorded a $1.0 and $0 non-cash charge related to the change in fair value of unrealized loss on convertible securities for the years ended December 31, 2010 and 2009, respectively. These warrant liabilities are marked to fair value from January 1, 2009 resulting in the recognition of gain or loss in the Company’s consolidated statements of operations as gain or loss from change in fair value of warrant liabilities from that date.
     Due to the nature of these derivative instruments, the instruments contain no credit-risk-related contingent features.
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
Common Stock Options
     The company did not grant any stock options during the year ended December 31, 2010.
     During June 2009, as compensation for joining the Board, 100,000 shares of stock options were granted to a Board Member at a strike price of $.97 with an estimated fair value of $.52 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.
     During August 2009 the Board of Directors authorized the issuance of 1,961,000 shares of stock options to current employees. The options were issued at an exercise price of $1.96 with an estimated fair value of $1.13 per share. The options have a life of 10 years and vest in equal amounts over a three year period beginning with the date of grant.
     During August 2009, as compensation for continued service on the Board, 100,000 shares of stock options were granted to a Board Member at a strike price of $1.96 with an estimated fair value of $1.13 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.
     During December 2009 the Board of Directors authorized the grant of 500,000 shares of stock options to current employees. The options have a strike price of $1.41, an estimated fair value of $0.82 per share and a term of 10 years. Of these options, 100,000 vest after 1 year of service and 400,000 vest upon performance conditions being met.
     In September 2010, the Company adopted its 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), which provides for equity incentives to be granted to employees, officers or directors of the Company, as well as key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less that the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 5,000,000 shares of Common Stock were authorized for issuance under the Incentive Plan.
     We recorded share-based compensation expense of $1.6 million and $702 thousand during the years ended December 31, 2010 and 2009, respectively. These expenses are included in our selling, general and administrative expenses.
     As of December 31, 2010, there was $1.2 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.55 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon the exercise of the stock options.
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the year ended December 31, 2009 was as follows:

2009
Number of options issued	2,661,000
Weighted average stock price	$1.81
Weighted average exercise price	$1.52
Weighted average expected life of options(a)	5.00
Weighted average expected volatility (b)	67.2%
Weighted average risk-free interest rate	2.4%
Expected annual dividend per share	—
Weighted average fair value of each option	$1.05

(a)	As determined by the simplified method under Staff Accounting Bulletin 107. The options have a life of ten years.

(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses.

The following is a summary of stock option activity during the years ended December 31, 2010 and 2009.

	2010			2009
		Weighted			Weighted
		Average	Aggregate Intrinsic		Average	Aggregate Intrinsic
	Shares	Exercise Price	Value*	Shares	Exercise Price	Value*
Outstanding — Beginning of Year	7,399,832	$5.93	$—	5,629,500	$9.88	$—
Granted	—	$—	—	2,661,000	$1.52	97,000
Exercised	—	$—	—	—	$—	—
Cancelled	(323,332)	$9.28	—	(890,668)	$14.40	—
Outstanding — End of Year	7,076,500	$5.95	—	7,399,832	$5.93	97,000

Exercisable — End of Year	5,257,497	$7.65	—	4,499,663	$8.38	—

*	The Aggregate Intrinsic Value was calculated using the December 31, 2010 and 2009 stock price of $0.81 and $1.15.
The following is a summary of stock options outstanding at December 31, 2010 :

			Weighted
			Average
	Number of	Number of	Remaining
Exercise	Options	Exercisable	Contractual
Price	Outstanding	Options	Life (Years)
$0.97	100,000	33,333	8.68
$1.41	500,000	—	9.21
$1.96	1,725,000	574,999	8.91
$5.00	3,247,000	3,247,000	6.63
$7.50	33,333	33,333	7.01
$10.00	243,333	243,333	7.16
$10.12	2,500	1,666	8.03
$12.00	6,500	6,500	7.24
$13.66	3,000	3,000	7.76
$17.76	40,000	40,000	7.37
$18.00	16,667	16,667	7.45
$18.91	1,099,167	997,666	7.38
$19.75	13,333	13,333	7.55
$20.64	25,000	25,000	7.69
$22.75	21,667	21,667	7.32
Share Awards
     During the year ended December 31, 2010, we granted 170,600 shares of common stock to the nonemployee Board of Directors as payment for their fees for the years 2010 and 2009 in lieu of receiving cash for their fees. These common shares vest immediately. These shares were valued at weighted average of $1.05 per share, based on the quoted market value of the stock on the date of the grant, and $179 thousand of expense was recognized in our selling, general, and administrative expenses as of December 31, 2010 related to these shares. These shares were not issued as of December 31, 2010 but are included in weighted average basic shares outstanding as of December 31, 2010.
     On October 1, 2009, we granted 100,000 shares of restricted common stock to a new executive of the company. These common shares vest at 25,000 after one year of service, 25,000 vest after two years of service, and 50,000 shares vest upon performance conditions being met. These shares were valued at $1.87, based on the quoted market value of the stock on the date of grant. Share-based compensation expense recognized for these shares was $110,382 and $38,309 for the years ended December 31, 2010 and 2009, respectively. The remaining $38,309 will be recognized over the remaining vesting term.
The following is a summary of unvested share awards for the year ended December 31, 2010:

	2010		2009
		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share
Unvested — Beginning of Year	100,000	$1.87	—	—
Granted	170,600	$1.10	100,000	$1.87
Cancelled	—	—	—	—
Exercised	—	—	—	—
Vested	(195,600)	$1.22	—	—

Unvested — End of Period	75,000	$1.87	100,000	$1.87

Note 12. Commitments and Contingencies
     During 2007, we entered into an agreement which grants Chateau, the entity from whom we purchased the Mesquite Lake plant, the non-exclusive right to represent us in the location and development of renewable energy projects. In exchange for a quarterly fee of $98 thousand, Chateau was responsible for locating, analyzing and delineating the business viability, as well as providing an adequate development strategy for these projects. We paid first quarterly payment of $98 thousand during June 2007, and these payments were scheduled to continue each quarter until the final payment in March 31, 2012. During the fourth quarter of 2008, we suspended all payments to Chateau pending resolution of a dispute regarding the validity of certain air permits that were in place at Mesquite Lake at the date of our acquisition. On May 4, 2010, we received a release from all consulting fee obligations pertaining to the agreement to purchase the Mesquite Lake facility. We reduced selling, general, and administrative expenses by $686 thousand for the year ended December 31, 2010 as a result of reversing liabilities previously accrued pursuant to the agreement. We are no longer obligated for the remaining $784 thousand in fees which would have been previously due under this agreement.
     In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and ceiling of $25. These shares were to be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we were to issue 80,000 shares related to this acquisition.
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
     We have an outstanding employment agreement with an executive officer for a term of two years. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was terminated without cause, was $500 thousand at December 31, 2010.

     Bioversel
     On September 24, 2008, Bioversel, Inc. (“Bioversel”) brought suit against GreenHunter BioFuels, Inc. alleging that BioFuels has repudiated its biodiesel tolling agreement, as amended, with Bioversel. Bioversel has alleged breach of contract, fraud and conversion regarding our ability to process feedstock into biodiesel under the contract.
     We have been served with this lawsuit and we have responded. to Bioversel’s first set of discovery requests and have requested our own sets of discovery. We vigorously deny the allegations in the lawsuit and believe the lawsuit is completely without merit and have filed a countersuit against Bioversel for failure to make payments to us under the contract. Trial is set for April 5, 2011. No amounts have been accrued as no losses are expected as a result of this claim.
     Crown Engineering
     Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. On January 18, 2010, a settlement was reached in the lawsuit with Crown Engineering for $1.8 million.
     On October 29, 2010, pursuant to a bankruptcy court order, the bankruptcy trustee, on behalf of Crown Engineering and GreenHunter Energy entered into an executed mutual release of all claims each had against the other pending in any state court or other appropriate jurisdiction, including the release in full of the mechanics lien filed by Crown Engineering against the property and any indemnification obligations to the other. The difference between the settlement amount and the original claim was recognized as forgiveness of trade payable and other income for the year ended December 31, 2010.
     As a result of the final settlement with Crown, approximately $1.6 million accrued in unsettled claims due to subcontractors were written off in October 2010 to forgiveness of trade payable.
     Timothy Aden
     On or about June 29, 2007 GreenHunter issued a Private Placement Memorandum to potential investors for 10% Series A Secured Redeemable Debentures. The plaintiffs allege that the defendants fraudulently made representations to the plaintiffs that the debentures were collaterally backed by the biodiesel refinery, when in fact the only collateral for the Debentures was security in GreenHunter.

Plaintiffs allege that such misrepresentations violate Alabama state securities laws. Defendant has not yet responded to this lawsuit. GreenHunter Energy has successfully removed this case to federal court and has filed a motion demanding arbitration as required by the documents between the parties. GreenHunter Energy has also filed a motion to dismiss for failure to state a claim.
     Plaintiffs filed an arbitration case for this matter to be heard in Houston, Texas. No date has been set for arbitration at this time.
Note 13. Related Party Transactions
     During 2010 and 2009, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $12 thousand and $158 thousand, during 2010 and 2009, respectively.
     During the year ended December 31 2009, we leased excess office space to Gruy Petroleum Management, LLC, an entity 100% owned by Mr. Evans, for $48 thousand.
     During the year ended December 31, 2010, we provided accounting services and received a fee from Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and major shareholder. Professional services revenues totaled $90 thousand for the year ended December 31, 2010.
     During 2010, we granted 100,000 warrants upon the receipt of the letter of guarantee and credit support from our Chairman and Chief Executive Officer, which he subsequently rescinded, as discussed in Note 9.
     On September 29, 2010, and December 30, 2010, the Chairman and Chief Executive Officer loaned the Company $600 thousand and $260 thousand, respectively, in exchange for promissory notes due October 31, 2010, and January 1, 2011, respectively, which have been extended to April 30, 2011. The promissory note was offset against a related party receivable balance $93,043, therefore, the remaining promissory note balance is $766,957. See Note 7 for additional information.

Note 14. Quarterly Financial Data
     The following tables set forth unaudited summary financial results on a quarterly basis for the three most recent years.

	Quarter Ended				Total
	March 31	June 30	September 30	December 31	Year
2010
Operating loss	$(1,200,166)	$(872,666)	$(1,766,333)	$(1,581,555)	$(5,420,720)
Net income (loss) attributable to common shareholders	(2,700,582)	(4,297,358)	(2,749,306)	29,729,001	19,981,755
Basic and diluted earnings (loss) per common share	$(0.12)	$(0.19)	$(0.12)	$1.32	$0.89
Weighted average shares	22,101,861	22,373,261	22,500,492	22,533,363	22,428,950

2009
Operating loss	$(4,446,274)	$(220,806)	$(1,245,932)	$(2,454,253)	$(8,367,265)
Net income (loss) attributable to common shareholders	(8,746,889)	4,449,187	(3,522,968)	(8,373,542)	(16,194,212)
Basic and diluted earnings (loss) per common share	$(0.42)	$0.21	$(0.16)	$(0.38)	$(0.75)
Weighted average shares	20,935,018	21,296,822	22,097,434	22,101,264	21,612,172
Note 15. Segment Data
     We currently have two reportable segments: Wind Energy and Biomass. Each of our segments is a strategic business that offers different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. All of our segments are still in development stages with no significant operations.
     Our Wind Energy segment is currently in the development stage. We currently have no wind projects that we are developing.
     Our Biomass segment is also in the development stage. We have purchased an inactive 18.5 MW (nameplate capacity) biomass power plant located in California, Mesquite Lake, and an inactive 14 MW (nameplate capacity) biomass power plant located in Telogia, Florida which was sold during the first quarter of 2009. We began refurbishing the plant during the third quarter in 2008. During 2008, we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We executed a new power purchase agreement for this facility in October 2009 and we obtained the air permit in July 2010. We plan to resume construction on the facility, including an expansion of up to 10 Megawatts (“MW”), sometime during the second quarter of 2011, assuming additional sources of funding are obtained.
     Our Biomass segment will produce energy from organic matter available at or near the plant sites.
     The accounting policies for our segments are the same as those described in Note 3. There are no intersegment revenues or expenses.

     Segment data for the two years ended December 31, 2010 and 2009 follows:

	2010
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL
Total operating costs (recoveries)	—	—	(10,630)	(10,630)
Depreciation expense	189,758	—	—	189,758
Loss on asset impairments	—	—	160,824	160,824
Selling, general and administrative	4,466,508	597,325	16,936	5,080,769

Operating income (loss)	(4,656,266)	(597,325)	(167,130)	(5,420,721)
Other income and (expense)	(619,373)	2,305,527	250,002	1,936,156

Income (loss) from continuing operations	$(5,275,639)	$1,708,202	$82,872	$(3,484,565)

Total Assets	$5,038,025	$18,358,457	$21,530	$23,418,012

Capital Expenditures	$634,293	$1,470,232	$—	$2,104,525

	2009
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL
Total operating costs (recoveries)	(449,941)	38,309	67,136	(344,496)
Depreciation expense	182,405	—	46,291	228,696
Loss on asset impairments	1,651,161	—	217,750	1,868,911
Selling, general and administrative	4,835,147	1,139,979	639,028	6,614,154

Operating loss	(6,218,772)	(1,178,288)	(970,205)	(8,367,265)
Other income and (expense)	2,030,461	7,878	(723,360)	1,314,979

Loss from continuing operations	$(4,188,311)	$(1,170,410)	$(1,693,565)	$(7,052,286)

Total Assets	$12,753,524	$15,704,951	$229,484	$28,687,959

Capital Expenditures	$6,748	$40,865	$—	$47,613

Note 16. Subsequent Events (Unaudited)
     We have sold 347,500 units for total proceeds of $695 thousand under our private placement only to accredited investors from December 31, 2010 through the date of this report. Each unit consists of two shares of common stock and one common stock purchase warrant with an exercise price of $1.50 and one common stock purchase warrant with an exercise price of $2.50. The warrants are exercisable immediately and expire on January 31, 2014.
     On March 30, 2011, we received a letter of guarantee from the Chairman and Chief Executive Officer of the Company for up to $1.5 million of credit support if needed to fund operations.

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

Signature	Title	Date

/s/ Gary C. Evans Gary C. Evans	Chairman and Chief Executive Officer	March 31, 2011

/s/ Jonathan D. Hoopes Jonathan D. Hoopes	President and COO	March 31, 2011

/s/ Morgan F. Johnston Morgan F. Johnston	Sr. Vice President, General Counsel and Secretary	March 31, 2011

/s/ David S. Krueger David S. Krueger	Vice President and Chief Financial Officer	March 31, 2011

/s/ Ronald D. Ormand Ronald D. Ormand	Director	March 31, 2011

/s/ Ronald H. Walker Ronald H. Walker	Director	March 31, 2011

Exhibit Index

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1***	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2***	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

4.4***	Certificate of Designations of 2008 Series B Convertible Preferred Stock

10.1*	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.2*	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders

10.3*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement

10.4*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.5*	Consulting Agreement dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.6*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.7*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders

10.8*	Investor rights agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc.

10.9*	Form of subordinated promissory note of GreenHunter BioFuels, Inc.

10.10**	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.11****	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.12†	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.13*****	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

***	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009

*****	Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010

†	Filed herewith