Form 10-Q
period 2011-03-31
GreenHunter Energy, Inc.
filed 2011-05-16
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2011: 22,116,464 shares of Common Stock, par value $0.001 per share.

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Development Stage Company)

	March 31,
	2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,123	$181,471
Related party accounts receivable	22,657	4,783
Deposits and other current assets	68,128	88,014
Prepaid expenses	147,704	182,079

Total current assets	260,612	456,347

FIXED ASSETS:
Land and improvements	3,243,687	3,243,687
Buildings	3,100,621	3,100,621
Plant and other equipment	2,621,262	2,626,140
Accumulated depreciation	(612,081)	(566,525)
Construction in progress	12,837,833	12,846,608

Net fixed assets	21,191,322	21,250,531

OTHER ASSETS:
Deferred financing costs	242,081	264,998
Other noncurrent assets	1,446,136	1,446,136

Total assets	$23,140,151	$23,418,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$889,383	$943,560
Accounts payable	2,043,033	2,098,328
Dividends payable	—	172,056
Accrued liabilities	3,729,830	3,498,207
Convertible securities	949,860	1,001,622

Total current liabilities	7,612,106	7,713,773

NON-CURRENT LIABILITIES:
Notes payable	2,862,725	2,886,947
Redeemable debentures, net of discount of $26,930 and $29,558, respectively	5,274,877	5,272,249

Total liabilities	15,749,708	15,872,969

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $.001 par value, $1,271 and $1,220 stated value, respectively, 6,750 issued and outstanding, liquidation preference of $8,576,345	8,576,345	8,232,234
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 10,575 issued and outstanding, liquidation preference of $10,575,000	10,575,000	10,575,000
Common stock, $.001par value, 90,000,000 authorized shares, 22,138,876 issued each period and 23,374,594 and 22,601,504 outstanding, respectively	22,884	22,139
Additional paid-in capital	89,943,430	88,968,889
Accumulated deficit prior to re-entering development stage	(126,670,716)	(126,670,716)
Retained earnings during development stage	25,505,698	26,979,695
Treasury stock, at cost, 22,412 shares	(336,285)	(336,285)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	7,390,443	7,545,043

Total liabilities and stockholders’ equity	$23,140,151	$23,418,012

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND THE PERIOD FROM JULY 1, 2010 (RE-ENTERING DEVELOPMENT STAGE) THROUGH
MARCH 31, 2011 (DEVELOPMENT STAGE COMPANY)

			From Re-entering
			Development
			Stage
	For the Three Months		July 1, 2010
	Ended March 31,		through
	2011	2010	March 31, 2011
COSTS AND EXPENSES:
Project costs	$203	$4,065	$(14,492)
Depreciation expense	47,588	47,675	142,841
Selling, general and administrative	1,125,539	1,085,056	4,392,869
Loss on asset impairments	—	160,824	—

Total costs and expenses	1,173,330	1,297,620	4,521,218

OPERATING LOSS	(1,173,330)	(1,297,620)	(4,521,218)

OTHER INCOME (EXPENSE):
Interest and other income	4,851	1,924,489	863,356
Interest, accretion and other expense	(185,224)	(166,794)	1,337,566
Unrealized gain (loss) on convertible securities	51,762	—	(949,860)

Total other income (expense)	(128,611)	1,757,695	1,251,062

Income (loss) from continuing operations	(1,301,941)	460,075	(3,270,156)

Gain on disposal of discontinued operations	—	—	33,055,388
Loss from discontinued operations, net of taxes	—	(3,004,597)	(3,771,559)

Net Income (loss)	(1,301,941)	(2,544,522)	26,013,673

Preferred stock dividends	(172,056)	(156,060)	(507,975)

Net income (loss) to common stockholders	$(1,473,997)	$(2,700,582)	$25,505,698

Weighted average shares outstanding,
Basic	22,861,204	22,101,861	22,630,011
Diluted	22,861,204	22,201,950	22,630,011

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.06)	$0.01	$(0.16)

Discontinued operations	$—	$(0.13)	$1.29

Net income (loss) per share	$(0.06)	$(0.12)	$1.13

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 1, 2010 TO MARCH 31, 2011
(Development Stage Company)

				Additional	Accumulated Deficit	Accumulated Deficit During		Unearned	Total
	Series A	Series B	Common	Paid in	Prior to Re-entering	Development Stage July 1,	Treasury	Shares in	Stockholders’
	Preferred Stock	Preferred Stock	Stock	Capital	Development Stage	2010 - March 31, 2011	Stock	KSOP	Equity (Deficit)
BALANCE, July 1, 2010	7,904,508	10,575,000	22,139	88,043,038	(126,670,716)	—	(336,285)	(225,913)	(20,688,229)
Transfer accumulated preferred dividends to stated value	327,726	—	—	—	—	—	—	—	327,726
Share based payments	—	—	—	925,851	—	—	—	—	925,851
Dividends on preferred stock	—	—	—	—	—	(335,919)	—	—	(335,919)
Net income	—	—	—	—	—	27,315,614	—	—	27,315,614

BALANCE, December 31, 2010	$8,232,234	$10,575,000	$22,139	$88,968,889	$(126,670,716)	$26,979,695	$(336,285)	$(225,913)	$7,545,043
Transfer accumulated preferred dividends to stated value	344,111	—	—	—	—	—	—	—	344,111
Share based payments	—	—	—	230,286	—	—	—	—	230,286
Issued shares of common stock and warrants for cash	—	—	745	744,255	—	—	—	—	745,000
Dividends on preferred stock	—	—	—	—	—	(172,056)	—	—	(172,056)
Net loss	—	—	—	—	—	(1,301,941)	—	—	(1,301,941)

BALANCE, March 31, 2011	$8,576,345	$10,575,000	$22,884	$89,943,430	$(126,670,716)	$25,505,698	$(336,285)	$(225,913)	$7,390,443

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND THE PERIOD FROM JULY 1, 2010 (RE-ENTERING DEVELOPMENT STAGE) THROUGH
MARCH 31, 2011 (DEVELOPMENT STAGE COMPANY)

			From Re-entering
			Development Stage
			July 1,
	For the Three Months Ended March 31,		2010 through
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,301,941)	$(2,544,522)	$26,013,673
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	47,588	995,690	142,841
Noncash stock compensation	230,286	682,565	1,156,137
Issue warrants on letter of guarantee	—	69,111	—
Amortization of deferred financing costs	22,917	255,484	574,458
Loss on asset impairments	—	160,824	—
Gain on sale of assets	1,967	—	(33,053,421)
Accretion of discount	2,628	100,083	170,308
Unrealized loss (gain) from change in fair value of convertible securities	(51,762)	—	949,860
Changes in certain assets and liabilities:
Accounts receivable	(34,513)	54,456	(33,605)
Inventory	—	179,322	—
Prepaid expenses	54,261	272,839	22,160
Accounts payable	(55,295)	(7,244,811)	1,747,736
Accrued liabilities	240,399	2,524,355	1,503,249
Deposits and other current assets	—	—	110

Net cash used in operating activities	(843,465)	(4,494,604)	(806,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	1,939,052	48
Proceeds from sale of assets	—	9,500	—
Additions to fixed assets	—	(175,562)	(1,799,148)
Increase in other assets	—	(1,196,136)	50,000

Net cash provided by (used in) investing activities	—	576,854	(1,749,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	745,000	—	745,000
Increase in notes payable	—	—	964,992
Payment of notes payable	(60,883)	(76,334)	(184,084)
Payment of deferred financing costs	—	—	(275,802)

Net cash provided by (used in) financing activities	684,117	(76,334)	1,250,106

CHANGE IN CASH	(159,348)	(3,994,084)	(1,305,488)

CASH, beginning of period	181,471	6,915,514	1,327,611

CASH, end of period	$22,123	$2,921,430	$22,123

Cash paid for interest	$123,682	$665,632	$944,354

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, are unaudited. The December 31, 2010 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2011, and the results of operations for the three month periods ended March 31, 2011 and 2010, changes in stockholders’ equity for the three months ended March 31, 2011, and cash flows for the three month periods ended March 31, 2011 and 2010.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2010 Form 10-K. The results of operations for the three month periods ended March 31, 2011 are not necessarily indicative of the operating results that will occur for the full year.
     The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.
Development Stage Company
     The Company has not earned significant revenue from planned principal operations since the second quarter of 2010. Accordingly, effective July 1, 2010, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth by FASB ASC 915. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception of development stage.
Nature of Operations
     Our business plan is to acquire businesses, develop projects, and operate assets involved within the renewable energy sectors of biomass, wind, geothermal, solar, and clean water. We structured our business to become a leading provider of clean energy products offering residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources. Management has identified a significant unmet need and market opportunity in the area of clean water management as it relates to unconventional resource plays in the energy industry.
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), and GreenHunter Wind Energy, LLC (“Wind”). All significant intercompany transactions and balances have been eliminated.
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
     As of March 31, 2011, we had a working capital deficit of $7.4 million which includes $4.2 million related to construction at our Mesquite Lake Biomass Plant.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. On September 29, 2010, and December 30, 2010, the Chairman and Chief Executive Officer loaned the Company $600 thousand and $260 thousand, respectively, to fund short-term liquidity needs in exchange for promissory notes due October 31, 2010, and January 1, 2011, respectively, which have been consolidated and extended to December 31, 2011. On March 30, 2011, we received a letter of guarantee from the Chairman and Chief Executive Officer of the company for up to $1.5 million of credit support if needed to fund operations. On May 6, 2011, the promissory notes were combined into one promissory note and extended to December 31, 2011, and the Company also borrowed an additional $100 thousand from the Chairman and Chief Executive Officer. See Note 11, Subsequent Events, for additional information.
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
Income or Loss Per Share
     Basic income or loss per common share is net income or loss applicable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income or loss and common shares outstanding for the potential dilution from stock options, warrants, convertible debentures and preferred stock. We did not include the potentially-dilutive securities of 22,181,502 in our calculation of diluted earnings per share for the three months ended March 31, 2011, because to include them would be anti-dilutive due to our net loss during the period. Options and warrants to purchase 7,299,832 and 6,351,745 shares, respectively, as of March 31, 2010 were not included in the calculation of diluted earnings per common share for the three month period ended March 31, 2010, because these securities were out-of- the-money. Out-of-the-money options and warrants had average exercise prices of $6.63 and $23.62 as of March 31, 2010, respectively. We did not include the preferred stock convertible into 2,990,902 shares of common stock or the debentures convertible into 21,109,548 shares of common stock, because to do so would be anti-dilutive to our earnings available to common shareholders during the period.
     The computations of basic and diluted income or loss from continuing operations are as follows:

	For the Three Months Ended March 31,
	2011		2010
	Income	Shares *	Income	Shares *

Income (loss) from continuing operations	$(1,301,941)	—	$460,075	—
Less: Preferred stock dividends	(172,056)	—	(156,060)	—

Earnings available to common stockholders	$(1,473,997)	22,861,204	$304,015	22,101,861

Basic income (loss) per common share	$(0.06)		$0.01

Earnings available to common stockholders	$(1,473,997)	22,861,204	$304,015	22,101,861
Dilutive Securities:
Stock options	—	—	—	100,089

Diluted	$(1,473,997)	22,861,204	$304,015	22,201,950

Diluted income (loss) per common share	(0.06)		0.01

*	Weighted-average common shares outstanding

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three month periods ended March 31, 2011 and 2010, as their effects would have been anti-dilutive.

	March 31,
	2011	2010
Stock options	7,076,500	7,399,832
Warrants	5,347,548	6,351,745
Convertible debentures	5,798,851	21,109,548
Preferred Stock	3,958,602	2,990,902

Total	22,181,501	37,852,027

Note 2. Fair Value of Financial Instruments
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
     As of March 31, 2011 and December 31, 2010 there were no transactions measured at fair value on a nonrecurring basis. The following table shows assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and the input categories associated with those assets and liabilities.

	Fair value measurements on a recurring basis
	March 31, 2011
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$949,860

Total liabilities at fair value	$—	$—	$949,860

	Fair value measurements on a recurring basis
	December 31, 2010
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$1,001,622

Total liabilities at fair value	$—	$—	$1,001,622

Note 3. Discontinued Operations
During June 2010, the assets of GreenHunter BioFuels, Inc. were placed into receivership. On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The trustee of the trust is Jack C. Myers, Esq. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy. The divestiture of our interests in GreenHunter BioFuels resulted in a gain of $33.1 million.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides summarized income statement information related to GreenHunter BioFuel’s discontinued operations for the three months ended March 31, 2010:

March 31, 2010
Sales and other revenues from discontinued operations	$243,394
Operating expenses from discontinued operations	(2,339,835)
Other expense from discontinued operations	(908,156)

Net income (loss) from discontinued operations	$(3,004,597)

Note 4. Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During the three months ended March 31, 2011, we recorded no impairments. We recorded $161 thousand of impairments for the three months ended March 31, 2010, on assets for wind projects that had expired.
Note 5. Notes Payable
     Notes Payable at March 31, 2011, consisted of the following:

Long-Term Debt:
Note payable due November 31, 2017, 5.7%	$2,958,707
Note payable to related party due December 31, 2011, 10%	749,440
Notes payable due between April 28, 2011 and July 1, 2011, rates from 7.0% to 9.9%	43,961
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, net of $26,930 discount	5,274,877

9,026,985
Less: current portion	(889,383)

Total Long-Term Debt	$8,137,602

Note Payable to Related Party
     On September 29, 2010 and December 30, 2010, the Company entered into a promissory note with our Chairman and Chief Executive Officer for $600,000 and $260,000, respectively, due on October 31, 2010 and January 1, 2011, respectively, at an interest rate of 10%. At December 31, 2010, the promissory note was offset against related party receivable balance of $93,043 resulting in a remaining promissory note balance of $766,957. On May 6, 2011, the promissory notes were combined into one promissory note and extended to December 31, 2011, and the Company also borrowed an additional $100,000 from the Chairman and Chief Executive Officer. See Note 11, Subsequent Events, for additional information.
Note 6. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2010	17,325	22,138,876	22,412	15,200	5,443,911
Issue common stock and warrants for cash	—	745,000	—	—	745,000
Warrants expired during the period	—	—	—	—	(841,363)

March 31, 2011	17,325	22,883,876	22,412	15,200	5,347,548

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Preferred Stock
     We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2010 and March 31, 2011. In accordance with the terms of this preferred stock, accrued dividends of $344 thousand on March 31, 2011 were added to the stated value of the preferred stock. This additional $344 thousand in stated value will accrue dividends at a 10% rate per annum.
     In January of 2011 we entered into an agreement with the holder of our Series A and Series B Preferred Stock where by the holder waived their right under the Series A and Series B Certificate of Designations as it pertains to the adjustment of the conversion price caused by the Company’s private placement to certain accredited investors for consideration of the ability to convert shares of the Series A Preferred having an aggregate stated value equal to 50% and shares of the Series B Preferred having an aggregate stated value equal to 50% of the gross proceeds received by the Company from investors after the closing of the offering into shares of common stock of the Company at the same price which the Company sells the unit shares to investors. As of March 31, 2011 we had sold 372,500 units for total proceeds of $745 thousand under our private placement only to accredited investors. See Note 11 — Subsequent Events for additional information.
Common Stock
     We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied.
     During the three months ended March 31, 2011, the Company sold 372,500 units for total proceeds of $745 thousand under our private placement only to accredited investors. Each unit consists of two shares of common stock and one common stock purchase warrant with an exercise price of $1.50 and one common stock purchase warrant with an exercise price of $2.50.
Common Stock Warrants
     The Company issued 372,500 common stock warrants with an exercise price of $1.50 and 372,500 common stock warrants with an exercise price of $2.50 through our private placement only to accredited investors. The warrants are exercisable immediately and expire on January 31, 2014.
     Upon the issuance of the $1.50 warrants under the Company’s private placement, the exercise price of the 5,443,911 warrants remaining outstanding was adjusted to $1.50 in accordance with their terms.
     During the three months ended March 31, 2011, 841,363 of our $25.00 common stock warrants have expired.
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
Common Stock Options
     The company did not grant any stock options during the three months ended March 31, 2011.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We recorded share-based compensation expense of $230 thousand related to stock options for which the requisite service period elapsed during the three months ended March 31, 2011. These expenses are included in our selling, general and administrative expenses. No option exercises occurred during the three months ended March 31, 2011.
     As of March 31, 2011, there was $1.0 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.30 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon the exercise of the stock options.
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards.
     The following is a summary of stock option activity during the period ended March 31, 2011.

		Weighted	Aggregate
	Number of	average Exercise	Intrinsic Value*
	Shares	Price	($000’s)
Outstanding — Beginning of Year	7,076,500	$5.95	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding — End of Period	7,076,500	$5.95	—

Exercisable — End of Period	5,358,997	$7.86	$—

*	The Aggregate Intrinsic Value was calculated using the March 31, 2011 stock price of $0.89.
     The following is a summary of stock options outstanding at March 31, 2011:

	Number of	Weighted Average
	Options	Remaining Contractual	Number of
Exercise Price	Outstanding	Life (Years)	Exercisable Options
$0.97	100,000	7.68	33,333
$1.41	500,000	8.21	—
$1.96	1,725,000	7.91	574,999
$5.00	3,247,000	5.63	3,247,000
$7.50	33,333	6.01	33,333
$10.00	243,333	6.16	243,333
$10.12	2,500	7.03	1,666
$12.00	6,500	6.24	6,500
$13.66	3,000	6.76	3,000
$17.76	40,000	6.37	40,000
$18.00	16,667	6.45	16,667
$18.91	1,099,167	6.38	1,099,166
$19.75	13,333	6.55	13,333
$20.64	25,000	6.69	25,000
$22.75	21,667	6.62	21,667

	7,076,500		5,358,997

Share Awards
     During the three months ended March 31, 2011, we granted 28,090 shares of common stock to the nonemployee Board of Directors as payment for their fees for the first quarter 2011 in lieu of receiving cash for their fees. These common shares vest immediately. These shares were valued at weighted average of $0.89 per share, based on the quoted market value of the stock

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
on the date of the grant, and $25 thousand of expense was recognized in our selling, general, and administrative expenses as of March 31, 2011, related to these shares. These shares were not issued as of March 31, 2011 but are included in weighted average basic shares outstanding as of March 31, 2011.
Note 8. Related Party Transactions
     During the three months ended March 31, 2011, we obtained accounting services for a fee and provided office space and services to Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and major shareholder. Office related services revenues net of professional services expense totaled $18 thousand for the three months ended March 31, 2011.
     On May 6, 2011, the outstanding promissory notes to our Chairman and Chief Executive Officer were combined into one promissory note and extended to December 31, 2011, and the Company also borrowed an additional $100 thousand from the Chairman and Chief Executive Officer. See Note 11, Subsequent Events, for additional information. As of March 31, 2011, the promissory note balance was $766,957 and the Company has accrued interest payable on the promissory note of $34 thousand.
Note 9. Segment Data
     We currently have two reportable segments: Wind Energy and Biomass. Each of our segments is a strategic business that offers different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. All of our segments are still in development stages with no significant operations.
     The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2010. There are no intersegment revenues or expenses.
     Segment data for the three month periods ended March 31, 2011 and 2010 are as follows:

	For the Three Months Ended March 31, 2011
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL
Total Operating Costs	—	—	203	203
Depreciation expense	47,588	—	—	47,588
Selling, general and administrative	1,060,556	64,983	—	1,125,539

Operating loss	(1,108,144)	(64,983)	(203)	(1,173,330)
Other expense	(128,611)	—	—	(128,611)

Loss from continuing operations	$(1,236,755)	$(64,983)	$(203)	$(1,301,941)

Total Assets	$4,168,268	$18,969,246	$2,637	$23,140,151

Capital Expenditures	$—	$—	$—	$—

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2010
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL
Total Operating Costs	—	—	4,065	4,065
Depreciation expense	47,675	—	—	47,675
Loss on asset impairments	—	—	160,824	160,824
Selling, general and administrative	1,552,208	(474,103)	6,951	1,085,056

Operating income (loss)	(1,599,883)	474,103	(171,840)	(1,297,620)
Other income and (expense)	61,565	1,696,130	—	1,757,695

Income (loss) from continuing operations	$(1,538,318)	$2,170,233	$(171,840)	$460,075

Total Assets	$8,625,340	$17,022,061	$38,936	$25,686,337

Capital Expenditures	$4,638	$170,524	$—	$175,162

Note 10. Commitments and Contingencies
Bioversel, Inc
Bioversel brought suit against the Company on September 24, 2008, alleging that the Company has repudiated its biodiesel tolling agreement, as amended with the plaintiff. The plaintiff has alleged breach of contract, fraud, and conversion regarding defendant’s ability to process feedstock into biodiesel under the contract.
The Company has been served with this lawsuit and has answered the lawsuit. The Company vigorously denies the allegations in the lawsuit and believes the lawsuit is completely without merit. The Company has filed a countersuit against Bioversel, Inc. for failure to make payments to defendant under the contract.
The Company and the defendant had a mediation on September 29, 2010. The parties failed to settle this matter at mediation. The trial date originally scheduled for trial September has been continued. The new trial date was set for April 5, 2011. The parties conducted a one week trial and the judge has suspended the remaining portion of the trial until a date to be determined. No amounts have been accrued as no losses are expected as a result of this claim.
Series A Debenture Holders, et al.
On or about June 29, 2007 GreenHunter issued a Private Placement Memorandum to potential investors for 10% Series A Secured Redeemable Debentures. The plaintiffs allege that the defendants fraudulently made representations to the plaintiffs that the debentures were collaterally backed by the biodiesel refinery, when in fact the only collateral for the Debentures was security in GreenHunter’s wholly owned subsidiary, GreenHunter BioFuels, Inc.
Plaintiffs refiled an arbitration case for this matter to be heard in Houston, Texas. The parties conducted a preliminary hearing. There will be no discovery conducted between the parties and the arbitration hearing has now been set for January 2012. No amounts have been accrued as no losses are expected as a result of this claim.
Note 11. Subsequent Events
     The Company issued 200,000 shares of common stock and 100,000 common stock warrants with an exercise price of $2.50 and 100,000 common stock warrants with an exercise price of $1.50 under our private placement offering to accredited investors, for total proceeds of $200 thousand after March 31, 2011, through the date of this report. We have sold a total of 472,000 units for total proceeds of $945 thousand to date under our private placement offering to accredited investors.
     On April 1, 2011, the Company’s Board approved the 2010 401k matching contribution to be made of 229,410 shares of our common stock.

GREENHUNTER ENERGY, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On May 6, 2011, the promissory notes outstanding to our Chairman and Chief Executive Officer were combined into one promissory note and extended to December 31, 2011, and the Company also borrowed an additional $100 thousand from the Chairman and Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2010 and with the financial statements and accompanying notes included herein. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties (see “Forward-Looking Statements” above). Actual events or results may differ materially from those indicated in such forward-looking statements.
Overview
     Prior to April 13, 2007, we were a startup company in the development stage and we have reentered the development stage effective July 1, 2010. Our plan is to acquire and operate assets in the renewable energy sectors of biomass, geothermal, solar, wind, and water management. We currently have ongoing business initiatives in biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”). It is our goal to become a leading provider of clean energy products and water management solutions.
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
     As of March 31, 2011, we had a working capital deficit of $7.4 million which includes $4.2 million related to construction at our Mesquite Lake Biomass Plant.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have received a letter of guarantee from the Chairman and Chief Executive Officer of the company for up to an additional $1.5 million of credit support if needed to fund operations. On May 6, 2011, the Chairman and Chief Executive Officer loaned the Company an additional $100 thousand to fund short-term liquidity needs. The existing promissory notes were combined into one and extended the due date to December 31, 2011.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. With the anticipated funds available from the proceeds from our private placement offering, the $500 thousand in proceeds from the sale of our Ocotillo wind project to be received in September 2011, and the letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our Mesquite Lake biomass plant in order that we have a business segment that can generate positive cash flow to sustain operations.
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
Solar Energy
     According to the National Renewable Energy Laboratory (NREL), average annual irradiance per square meter in the Imperial County is 6.23 kilowatt hours per day. Our Mesquite Lake biomass facility is located on a 40-acre parcel of which 30 acres could be utilized for the biomass operation leaving 10 to 15 acres for the development of additional renewable energy projects. During the first quarter of 2010, we formed a new subsidiary to explore the development of a solar energy farm on our Mesquite Lake project site and completed a generator interconnection request with the Imperial Irrigation District (IID). On March 16, 2010 we were notified that IID had preserved an interconnection queue position for our solar project. Subject to regulatory and permitting approvals, we believe there are unique economic and operational advantages to building a solar farm on this site most significant being the ability to share existing interconnection infrastructure with the biomass facility.
Water Resource Management
Recent improvements in drilling and completion technologies have unlocked large reserves of hydrocarbons in multiple unconventional resources plays in North America. These new drilling methods often involve a procedure called hydraulic fracturing or hydrofracking. This process involves the injection of large amounts of water, sand and chemicals under high pressures into rock formations to stimulate production. Unconventional wells can require more than four million gallons of water to complete a hydrofracking procedure. Some portion of the water used in production process will return to the surface as a by-product or waste stream; this water is commonly referred to by operators in the oil and gas industry as frack-flowback. In addition to frack-flowback, oil and natural gas wells also generate produced salt water or brine which is water from underground formations that is brought to the surface during the normal course of oil or gas production. Because the water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The physical and chemical properties of produced water vary considerably depending on the geographic location of the field, the geologic formation, and the type of hydrocarbon product being produced. Produced water properties and volume also vary through the lifetime of a reservoir.
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
Management, which has a significant background in the oil and gas industry, has identified water reuse and water management opportunities in the energy industry as a significant growth opportunity and is exploring various ways to reposition the Company to serve this growing segment through joint ventures, targeted acquisitions, development and deployment of water resource management technologies, and services including underground injection for disposal, evaporation, pre-treatment of water for underground injection for increasing oil recovery, offsite commercial disposal, onsite remediation and beneficial reuse.
Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010:
Depreciation Expense
     Depreciation expense was $48 thousand during both the three months ended March 31, 2011 and March 31, 2010.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was approximately $1.1 million during both the three months ended March 31, 2011 and March 31, 2010.
     Unallocated corporate SG&A decreased approximately $492 thousand between the two periods, from $1.6 million down to $1.1 million. The decrease is due to a decrease in personnel and related costs including stock compensation expense of approximately $318 thousand, a decrease in office related costs of $59 thousand, and a decrease in professional fees and other general and administrative costs of $25 thousand all due to managements cost reducing initiatives.
     BioMass SG&A was approximately $65 thousand during the 2011 period versus a credit of approximately $474 thousand during the 2010 period. The increase is due to $588 thousand of cancelled consultant fees recorded in the three months ended March 31, 2010.
     Wind Energy SG&A decreased approximately $7 thousand, down to $0 for the three months ended March 31, 2011, resulting from the Company not pursuing any new wind projects during the period.
Operating Income/Loss
     Our operating loss was $1.2 million in the 2011 period versus $1.3 million in the 2010 period. The decrease in the operating loss is due to the impairments recorded in the 2010 period not incurred in the 2011 period.
     Our Wind Energy segment generated an operating loss of $203 during the 2011 period as compared to an operating loss of $172 thousand during 2010 due to decreased impairment charges taken to wind projects.
     Our BioMass segment generated operating losses of $65 thousand during 2011 and income of $474 thousand during 2010. The decrease is due to the $588 thousand of cancelled consultant fees recorded in the three months ended March 31, 2010.

     Our unallocated corporate operating loss was $1.1 million for the 2011 period, compared to operating loss of $1.6 million during the 2010 period. The decrease in loss resulted from decreased SG&A expenses described above.
Other Income and Expense
     Other expense was $129 thousand in the 2011 period compared to other income of $1.8 million for the 2010 period. The decrease in other income is due to the settlement of trade payables at less than full value in the 2010 period.
Preferred Stock Dividends
     Dividends on our preferred stock were $172 thousand in the 2011 period versus $156 thousand in the 2010 period. The increase is the result of accrued dividends converted into stated value on March 31, 2010 and September 30, 2010.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of March 31, 2011, we had cash and cash equivalents of approximately $22 thousand and a working capital deficit of $7.4 million as compared to cash and cash equivalents of $2.9 million and working capital deficit of $46.9 million as of March 31, 2010. $42.4 million of our working capital deficit at March 31, 2010 was related to assets held in receivership from the BioFuels entity that was subsequently disposed. Changes in our cash and working capital during the quarter ended March 31, 2011 are described below.
Operating Activities
     During the three months ended March 31, 2011, operating activities used $843 thousand versus $4.5 million by operating activities during the three months ended March 31, 2010. We continue to have no operating sources of income with which to pay our operating costs. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.
Financing Activities
     During the three months ended March 31, 2011, our financing activities provided $684 thousand compared to $76 thousand net cash used for the three months ended March 31, 2010, due to proceeds from the issuance of common stock and warrants under our private placement offering during the 2011 period, net of payments of notes payable. In the 2010 period, financing activities were made up of repayment of notes.
Investing Activities and Future Requirements
     Capital Expenditures
     During the first three months of 2011, we had no net investing activities. During the first three months of 2010, we had cash flows provided by investing activities of $577 thousand, which was made up of cash provided by a change in restricted cash of $1.9 million partially offset by increase in other assets of $1.2 million and increase in fixed assets of $176 thousand.
BioMass
     We are seeking financing for a minimum of $24 million and a maximum of $34 million in capital expenditures for the plant during the remainder of 2011 for refurbishment and expansion costs at the Mesquite Lake biomass facility near El Centro, California.
Obligations Under Material Contracts
     Below is a brief summary of the payment obligations under material contracts to which we are a party, other than the debt and convertible debt obligations described above.

     We have an outstanding employment agreement with an executive officer through September 30, 2011. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was involuntarily terminated during a change in control, was $500 thousand at March 31, 2011.
Off-Balance Sheet Arrangements
     From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2011, the off-balance sheet arrangements and transactions that we have entered into include only an employee agreement. We do not believe that this arrangement is reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through March 31, 2011.
Commodity Price Risk
     Our Mesquite Lake facility will consume woody biomass as fuel to generate electricity. The woody biomass will comprise any organic material not derived from fossil fuels, such as agriculture crop residue, orchard prunings and removals, stone fruit pits, nut shells, vineyard prunings, cull logs, eucalyptus logs, bark, lawn clippings, yard and garden clippings, leaves, silvicultural residue, tree and brush prunings, wood and wood chips and wood waste. We have performed a fuel availability study and believe there is ample woody biomass available at economically feasible prices in the geographic area surrounding Mesquite Lake. However, a number of factors including continued decline in economic activity, adverse weather conditions and competition from other consumers of woody biomass could result in reduced supply or higher prices for woody biomass which could increase our costs to produce electricity. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Bioversel, Inc
Bioversel brought suit against the Company on September 24, 2008, alleging that the Company has repudiated its biodiesel tolling agreement, as amended with the plaintiff. The plaintiff has alleged breach of contract, fraud, and conversion regarding defendant’s ability to process feedstock into biodiesel under the contract.

The Company has been served with this lawsuit and has answered the lawsuit. The Company vigorously denies the allegations in the lawsuit and believes the lawsuit is completely without merit. The Company has filed a countersuit against Bioversel, Inc. for failure to make payments to defendant under the contract.
The Company and the defendant had a mediation on September 29, 2010. The parties failed to settle this matter at mediation. The trial date originally scheduled for trial September has been continued. The new trial date was set for April 5, 2011. The parties conducted a one week trial and the judge has suspended the remaining portion of the trial until a date to be determined.
Certain Series A Debenture Holders
On or about June 29, 2007 GreenHunter issued a Private Placement Memorandum to potential investors for 10% Series A Secured Redeemable Debentures. The plaintiffs allege that the defendants fraudulently made representations to the plaintiffs that the debentures were collaterally backed by the biodiesel refinery, when in fact the only collateral for the Debentures was the equity ownership GreenHunter’s wholly owned subsidiary, GreenHunter Biofuels, Inc.
Plaintiffs filed an arbitration case for this matter to be heard in Houston, Texas. The parties conducted a preliminary hearing. There will be no discovery conducted between the parties and the arbitration hearing has now been set for January 2012.
Item 6. Exhibits

Exhibit
Number	Exhibit Title

3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1***	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2***	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

4.4***	Certificate of Designations of 2008 Series B Convertible Preferred Stock

10.1*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.2*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.3*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders

10.4**	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.5****	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.6******	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch

Exhibit
Number	Exhibit Title

as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.7*****	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

***	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009

*****	Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010

******	Incorporated by reference to the Company’s Form 10-K, dated December 31, 2009

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: May 16, 2011	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer

Date: May 16, 2011	By:	/s/ David S. Krueger
David S. Krueger
Vice President and Chief Financial Officer

Date: May 16, 2011	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
President and Chief Operating Officer