Form 10-Q
period 2011-06-30
GreenHunter Energy, Inc.
filed 2011-08-16
CIK 1410056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2011: 25,420,674 shares of Common Stock, par value $0.001 per share.

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL STATEMENTS

Item 1.	Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Development Stage Company)

	June 30,
	2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,737	$181,471
Related party accounts receivable	27,981	4,783
Deposits and other current assets	68,135	88,014
Prepaid expenses	122,774	182,079

Total current assets	231,627	456,347

FIXED ASSETS:
Land and improvements	3,243,687	3,243,687
Buildings	3,100,621	3,100,621
Plant and other equipment	2,621,262	2,626,140
Accumulated depreciation	(658,972)	(566,525)
Construction in progress	12,842,379	12,846,608

Net fixed assets	21,148,977	21,250,531

OTHER ASSETS:
Deferred financing costs	219,165	264,998
Other noncurrent assets	1,448,136	1,446,136

Total assets	$23,047,905	$23,418,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$136,451	$176,603
Note payable to related party	771,878	766,957
Redeemable debentures, net of discount of $26,930 and $0, respectively	5,277,505	—
Accounts payable	2,255,440	2,098,328
Dividends payable	178,592	172,056
Accrued liabilities	3,923,155	3,498,207
Convertible securities	36,822	1,001,622

Total current liabilities	12,579,843	7,713,773

NON-CURRENT LIABILITIES:
Redeemable debentures, net of discount of $0 and $29,558, respectively	—	5,272,249
Notes payable	2,837,112	2,886,947

Total liabilities	15,416,955	15,872,969

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $.001 par value, $1,271 and $1,220 stated value, 5,978 and 6,750 issued and outstanding, and liquidation preference of $7,774,058 and $8,576,345, at June 30, 2011 and December 31, 201 , respectively	7,595,466	8,232,234
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 9,802 and 10,575 issued and outstanding and liquidation preference of $9,802,000 and 10,575,000 at June 30, 2011 and December 31, 2010, respectively	9,802,000	10,575,000
Common stock, $.001 par value, 90,000,000 authorized shares, 22,138,876 issued each period and 25,949,004 and 22,601,504 outstanding, respectively	25,229	22,139
Additional paid-in capital	93,590,143	88,968,889
Accumulated deficit prior to re-entering development stage	(126,670,716)	(126,670,716)
Retained earnings during development stage	23,851,026	26,979,695
Treasury stock, at cost, 22,412 shares	(336,285)	(336,285)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	7,630,950	7,545,043

Total liabilities and stockholders’ equity	$23,047,905	$23,418,012

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE PERIOD FROM JULY 1, 2010 (RE-ENTERING DEVELOPMENT STAGE) THROUGH
JUNE 30, 2011 (DEVELOPMENT STAGE COMPANY)

					From Re-entering
					Development
					Stage
	For the Three Months		For the Six Months Ended		July 1, 2010
	Ended June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011
COSTS AND EXPENSES:
Project costs	$—	$—	$203	$4,065	$(14,492)
Depreciation expense	46,892	46,830	94,480	94,505	189,733
Selling, general and administrative	990,456	728,382	2,115,995	1,813,438	5,648,387
Loss on asset impairments	—	—	—	160,824	—

Total costs and expenses	1,037,348	775,212	2,210,678	2,072,832	5,823,628

OPERATING LOSS	(1,037,348)	(775,212)	(2,210,678)	(2,072,832)	(5,823,628)

OTHER INCOME (EXPENSE):
Interest and other income	9	211,289	4,860	2,135,778	863,365
Interest, accretion and other expense	(188,070)	(165,883)	(373,294)	(332,677)	1,149,496
Unrealized gain (loss) on convertible securities	(250,671)	—	(198,909)	—	—

Total other income (expense)	(438,732)	45,406	(567,343)	1,803,101	2,012,861

Loss from continuing operations	(1,476,080)	(729,806)	(2,778,021)	(269,731)	(3,810,767)

Gain on disposal of discontinued operations	—	—	—	—	33,055,388
Loss from discontinued operations, net of taxes	—	(3,403,690)	—	(6,408,287)	(3,771,559)

Net income (loss)	(1,476,080)	(4,133,496)	(2,778,021)	(6,678,018)	25,473,062

Preferred stock dividends	(178,592)	(163,862)	(350,648)	(319,922)	(686,567)

Net income (loss) to common stockholders	$(1,654,672)	$(4,297,358)	$(3,128,669)	$(6,997,940)	$24,786,495

Weighted average shares outstanding, basic and diluted	23,981,809	22,373,261	23,424,602	22,239,515	22,967,035

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.07)	$(0.04)	$(0.13)	$(0.03)	$(0.20)

Discontinued operations	$—	$(0.15)	$—	$(0.29)	$1.28

Net income (loss) per share	$(0.07)	$(0.19)	$(0.13)	$(0.31)	$1.08

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 1, 2010 TO JUNE 30, 2011
(Development Stage Company)

				Additional	Accumulated Deficit	Accumulated Deficit During		Unearned	Total
	Series A	Series B	Common	Paid in	Prior to Re-entering	Development Stage July 1,	Treasury	Shares in	Stockholders’
	Preferred Stock	Preferred Stock	Stock	Capital	Development Stage	2010 - June 30, 2011	Stock	KSOP	Deficit
BALANCE, July 1, 2010	$7,904,508	$10,575,000	$22,139	$88,043,038	$(126,670,716)	$—	$(336,285)	$(225,913)	$(20,688,229)
Transfer accumulated preferred dividends to stated value	327,726	—	—	—	—	—	—	—	327,726
Share based payments	—	—	—	925,851	—	—	—	—	925,851
Dividends on preferred stock	—	—	—	—	—	(335,919)	—	—	(335,919)
Net income	—	—	—	—	—	27,315,614	—	—	27,315,614

BALANCE, DECEMBER 31, 2010	$8,232,234	$10,575,000	$22,139	$88,968,889	$(126,670,716)	$26,979,695	$(336,285)	$(225,913)	$7,545,043
Transfer accumulated preferred dividends to stated value	344,111	—	—	—	—	—	—	—	344,111
Share based payments	—	—	—	161,756	—	—	—	—	161,756
Issued shares of common stock and warrants for cash	—	—	1,045	1,043,955	—	—	—	—	1,045,000
Dividends on preferred stock	—	—	—	—	—	(350,648)	—	—	(350,648)
Issued shares of common stock and warrants upon conversion of shares of Series A Preferred Stock	(980,879)	—	772	1,607,870	—	—	—	—	627,763
Issued shares of common stock and warrants upon conversion of shares of Series B Preferred Stock	—	(773,000)	773	1,308,173	—	—	—	—	535,946
Issued shares of common stock and warrants upon conversion of $500,000 in principal of the promissory note payable with a related party	—	—	500	499,500	—	—	—	—	500,000
Net loss	—	—	—	—	—	(2,778,021)	—	—	(2,778,021)

BALANCE, JUNE 30, 2011	$7,595,466	$9,802,000	$25,229	$93,590,143	$(126,670,716)	$23,851,026	$(336,285)	$(225,913)	$7,630,950

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE PERIOD FROM JULY 1, 2010 (RE-ENTERING DEVELOPMENT STAGE) THROUGH
JUNE 30, 2011 (DEVELOPMENT STAGE COMPANY)

			From Re-entering
			Development Stage
	For the Six Months Ended June 30,		July 1, 2010 through
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,778,021)	$(6,678,018)	$25,473,062
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	94,480	1,674,487	189,733
Noncash stock compensation	161,756	700,551	1,352,669
Issue warrants on letter of guarantee	—	69,111	—
Amortization of deferred financing costs	45,833	1,226,277	597,374
Loss on asset impairments	—	160,824	—
Gain (loss) on sale of assets	1,967	—	(33,053,421)
Accretion of discount	5,256	200,166	172,936
Unrealized loss (gain) from change in fair value of convertible securities	198,909	—	—
Changes in certain assets and liabilities:
Accounts receivable	(39,836)	28,639	(38,928)
Inventory	—	179,322	—
Prepaid expenses	79,184	463,522	47,083
Accounts payable	157,112	(7,510,321)	1,960,143
Accrued liabilities	433,723	3,467,741	1,696,573
Deposits and other current assets	—	—	110

Net cash used in operating activities	(1,639,637)	(6,017,699)	(1,602,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	2,018,717	48
Proceeds from sale of assets	—	9,775	—
Additions to fixed assets	(4,547)	(305,425)	(1,803,695)
Increase in other assets	(2,000)	(1,196,136)	48,000

Net cash provided by (used in) investing activities	(6,547)	526,931	(1,755,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	1,045,000	—	1,045,000
Increase in notes payable	573,598	55,848	1,538,590
Payment of notes payable	(141,148)	(151,850)	(264,349)
Payment of deferred financing costs	—	—	(275,802)

Net cash provided by (used in) financing activities	1,477,450	(96,002)	2,043,439

CHANGE IN CASH	(168,734)	(5,586,770)	(1,314,874)

CASH, beginning of period	181,471	6,914,381	1,327,611

CASH, end of period	$12,737	$1,327,611	$12,737

Cash paid for interest	$166,287	$729,376	$986,959

NONCASH TRANSACTIONS:
Shares of common stock and warrants issued upon conversion of shares of Series A Preferred Stock and Series B Preferred Stock	$1,753,879	$—	$1,753,879

Shares of common stock and warrants issued upon conversion of principal on promissory note with a related party	$500,000	—	$500,000

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, are unaudited. The December 31, 2010 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2011, and the results of operations for the three and six month periods ended June 30, 2011 and 2010, changes in stockholders’ equity for the six months ended June 30, 2011, and cash flows for the six month periods ended June 30, 2011 and 2010.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2010 Form 10-K. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the operating results that will occur for the full year.
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
Nature of Operations
     Our business plan is to acquire businesses, develop projects, and operate assets involved within the renewable energy sectors of clean water, biomass, wind, solar and geothermal. We structured our business to become a leading provider of clean energy products offering industrial, business, and residential customers the opportunity to purchase and utilize clean energy generated from renewable sources. Management has identified a significant unmet need and market opportunity in the area of clean water management as it relates to unconventional resource plays in the energy industry.
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), GreenHunter Wind Energy, LLC (“Wind”), and GreenHunter Water, LLC (f/k/a Hilltop Wind Energy, LLC). All significant intercompany transactions and balances have been eliminated.
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
     As of June 30, 2011, we had a working capital deficit of $12.3 million which includes $4.1 million related to construction at our Mesquite Lake Biomass Plant.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have received a number of advances from our Chairman and Chief Executive Officer in exchange for promissory notes that have been consolidated and extended to December 31, 2011. On March 30, 2011, we received a letter of guarantee from the Chairman and Chief Executive Officer of the company for up to $1.5 million of credit support if needed to fund operations. The total amount loaned against this letter of guarantee is approximately $772 thousand resulting in remaining guarantee of $728 thousand as of June 30, 2011.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect to receive $500 thousand in proceeds as another progress payment from the sale of our Ocotillo wind energy project in September 2011. Along with the letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our new water service business and our Mesquite Lake biomass plant in order that we have a business segment that can generate positive cash flow to sustain operations. We continue to pursue opportunities in water resource management.
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
     Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three and six month periods ended June 30, 2011 and 2010, as their effects would have been anti-dilutive.

	Six months ended
	June 30,
	2011	2010
Stock options	6,776,500	7,076,500
Warrants	7,692,548	6,351,745
Convertible debentures	7,042,248	27,507,141
Preferred Stock	2,826,026	2,990,902

Total	24,337,322	43,926,288

Note 2. New Accounting Pronouncements
     In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amended guidance changes several aspects of the fair value measurement guidance in ASC 820, Fair Value Measurement, further clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The amendment is effective for the Company at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company’s financial statements.
Note 3. Fair Value of Financial Instruments
     Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards also establish a framework for

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     As of June 30, 2011 and December 31, 2010 there were no transactions measured at fair value on a nonrecurring basis. The following table shows assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and the input categories associated with those assets and liabilities.

Fair value measurements on a recurring basis
June 30, 2011
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$36,822

Total liabilities at fair value	$—	$—	$36,822

Fair value measurements on a recurring basis
December 31, 2010
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$1,001,622

Total liabilities at fair value	$—	$—	$1,001,622

The following schedule shows the changes in fair value measurements during the six months ended June 30, 2011:

Fair market value as of December 31, 2010	$(1,001,622)
Unrealized loss from change in fair market value	(198,909)
Fair market value of derivatives settled upon conversion of Preferred Stock to common shares	1,163,709

Fair market value as of June 30, 2011	$(36,822)

     The Company had current derivative liabilities resulting from the antidilutive features on its common stock warrants, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock. The estimated fair value of the convertible securities liability is revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations. As discussed in Note 7, Stockholders’ Equity, on June 21, 2011, pursuant to the agreement with the holder of our Series A and Series B Preferred Stock outstanding, the holder converted 772 shares of Series A Preferred and 773 shares of Series B Preferred with combined stated value of $1.8 million into 772,500 units which were being sold under our private placement of common stock and warrants. The fair value of the antidilutive provision for those shares on June 21, 2011, of $1.2 million was reclassed to additional paid in capital upon the conversion of the preferred shares.
Note 4. Discontinued Operations
     During June 2010, the assets of GreenHunter BioFuels, Inc., a former wholly owned subsidiary, were placed into receivership. On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. These

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy. The divestiture of our interests in GreenHunter BioFuels resulted in a one time gain of $33.1 million.
     The following table provides summarized income statement information related to GreenHunter BioFuel’s discontinued operations for the three and six months ended June 30, 2010:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Sales and other revenues from discontinued operations	$75,776	$319,170
Operating expenses from discontinued operations	(1,460,531)	(3,800,366)
Other expense from discontinued operations	(2,018,935)	(2,927,091)

Loss from discontinued operations	$(3,403,690)	$(6,408,287)

Note 5. Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During the six months ended June 30, 2011, we recorded no impairments. We recorded $161 thousand of impairments for the six months ended June 30, 2010, on assets for wind projects that had expired.
Note 6. Notes Payable
     Notes Payable at June 30, 2011, consisted of the following:
Long-Term Debt:

	June 30,	December 31,
	2011	2010
Note payable due November 30, 2017, 5.7%	$2,934,552	$2,982,051
Notes payable to related party due December 31, 2011, 10% and 14%	771,878	766,957
Notes payable due between July 1, 2011 and March 2, 2012, rates from 7.0% to 8.25%	39,011	81,499
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, net of discount of $26,930 and $29,558 at June 30, 2011 and December 31, 2010, respectively	5,277,505	5,272,249

	9,022,946	9,102,756
Less: current portion	(6,185,834)	(943,560)

Total Long-Term Debt	$2,837,112	$8,159,196

Note Payable to Related Party
     During the six months ended June 30, 2011, the Company has borrowed an additional $100,000 under our 10% promissory note due to the Company’s Chairman and Chief Executive Officer. On May 6, 2011, the maturity date was extended to December 31, 2011. The Company also borrowed an additional $400,000 under a new promissory note at an interest rate of 14% from the Chairman and Chief Executive Officer.
     On June 21, 2011, principal in the amount of $500,000 from the 10% Promissory Note due to the Chairman and Chief Executive Officer was converted to 250,000 units which were offered under our private placement of common stock and warrants. See Note 7, Stockholders Equity, for more information.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The balance under these promissory notes was $771,878 at June 30, 2011, and $766,957 at December 31, 2010.
Series B Debentures
     The Company has not paid interest on our Series B debentures for the period March 2011 through June 2011. Therefore, we were in default on our Series B Debentures at June 30, 2011. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of June 30, 2011.
Note 7. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements from December 31, 2010 to June 30, 2011:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2010	17,325	22,601,504	22,412	15,200	5,443,911
Issue common stock and warrants for cash	—	1,045,000	—	—	1,045,000
Issue common stock and warrants upon conversion of $500,000 in principal on promissory notes	—	500,000	—	—	500,000
Issue common stock and warrants upon conversion of 1,545 shares of preferred stock	(1,545)	1,545,000	—	—	1,545,000
Common shares granted to non-employee Board Members		28,090
Common shares granted as 401k matching contribution		229,410
Warrants expired during the period	—	—	—	—	(841,363)

June 30, 2011	15,780	25,949,004	22,412	15,200	7,692,548

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
          On June 21, 2011, pursuant to the agreement with the holder of our Series A and Series B Preferred Stock outstanding, the holder converted 772 shares of Series A Preferred and 773 shares of Series B Preferred with combined stated value of $1.8 million into 772,500 units which were being sold under our private placement of common stock and warrants. The fair value of the antidilutive provision for those shares on June 21, 2011, of $1.2 million was reclassed to additional paid in capital upon the conversion of the preferred shares.
Common Stock and Common Stock Warrants
     We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied.
Equity Private Placement
     On January 28, 2011, the Company initiated a private placement of common equity securities with accredited investors which closed on June 21, 2011 with total equity raised of $3.0 million. The equity securities sold consisted of units comprised of two shares of common stock and two common stock warrants, one

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
with an exercise price of $1.50 and another with an exercise price of $2.50 per share for $2.00 per unit. The sale of these units resulted in proceeds of $1.0 million to the Company. The warrants are exercisable immediately and expire on January 31, 2014.
     The Company’s private placement initiated on January 28, 2011, triggered the antidilutive provision on 4,602,548 common stock warrants outstanding at that time, which adjusted the exercise price for the warrants to $1.50.
     On April 6, 2011, the Company’s Board of Directors approved the 2010 fiscal year 401k matching contribution of $206 thousand to be paid in shares of common stock of the company based on the closing price on the date. The 229,410 shares were not issued as of June 30, 2011, but were included in the weighted average shares outstanding.
     On June 21, 2011, the Company issued 1,545,000 shares of common stock, 772,500 warrants with an exercise price of $1.50, and 772,500 warrants with an exercise price of $2.50 upon the conversion of shares of preferred stock with a stated value of $1.8 million. The fair value of the antidilutive provision on the converted preferred shares on June 21, 2011, of $1.2 million was reclassed to additional paid in capital upon the conversion of the preferred shares.
     On June 21, 2011, the Company issued 500,000 shares of common stock, 250,000 common stock warrants with an exercise price of $1.50, and 250,000 common stock warrants with an exercise price of $2.50 upon the conversion of $500 thousand in principal of our promissory notes with a related party.
     During the six months ended June 30, 2011, 841,363 of our $25.00 common stock warrants have expired.
Note 8. Share-Based Compensation
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
Common Stock Options
     The company did not grant any stock options during the six months ended June 30, 2011.
     We recorded share-based compensation expense of $162 thousand related to stock options for which the requisite service period elapsed during the six months ended June 30, 2011. These expenses are included in our selling, general and administrative expenses. No option exercises occurred during the six months ended June 30, 2011.
     As of June 30, 2011, there was $818 thousand of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of .93 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon the exercise of the stock options.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The following is a summary of stock option activity during the six months ended June 30, 2011.

		Weighted	Aggregate
	Number of	average Exercise	Intrinsic
	Shares	Price	Value* ($000’s)
Outstanding — Beginning of Year	7,076,500	$5.95	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(300,000)	1.41	—

Outstanding — End of Period	6,776,500	$5.95	$—

Exercisable — End of Period	5,392,330	$7.86	$—

*	The Aggregate Intrinsic Value was calculated using the June 30, 2011 stock price of $0.87.
     The following is a summary of stock options outstanding at June 30, 2011:

		Weighted Average
	Number of	Remaining	Number of
	Options	Contractual Life	Exercisable
Exercise Price	Outstanding	(Years)	Options
$0.97	100,000	7.68	66,666
$1.41	200,000	8.21	—
$1.96	1,725,000	7.91	574,999
$5.00	3,247,000	5.63	3,247,000
$7.50	33,333	6.01	33,333
$10.00	243,333	6.16	243,333
$10.12	2,500	7.03	1,666
$12.00	6,500	6.24	6,500
$13.66	3,000	6.76	3,000
$17.76	40,000	6.37	40,000
$18.00	16,667	6.45	16,667
$18.91	1,099,167	6.38	1,099,166
$19.75	13,333	6.55	13,333
$20.64	25,000	6.69	25,000
$22.75	21,667	6.62	21,667

	6,776,500		5,392,330

Share Awards
     During the six months ended June 30, 2011, we granted 28,090 shares of common stock to the nonemployee members of the Board of Directors as payment for their fees for the first quarter 2011 in lieu of receiving cash for their fees. These common shares vest immediately and were valued at weighted average of $0.89 per share, based on the quoted market value of the stock on the date of the grant. We recognized $25 thousand of expense in our selling, general, and administrative expenses as of June 30, 2011, related to these shares. These shares were not issued as of June 30, 2011 but are included in weighted average basic shares outstanding as of June 30, 2011. At June 30, 2011, there were 198,690 shares owed to the non-employee members of the Board of Directors that were not issued but are included in weighted average basic shares outstanding as of June 30, 2011.
Note 9. Related Party Transactions
     During the six months ended June 30, 2011, we obtained accounting services for a fee and provided office space and services for a fee to Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and major shareholder. Office related services revenues net of professional services expense totaled $22 thousand and $40 thousand for the three and six months ended June 30, 2011 and $30 thousand and $60 thousand for the three and six months ended June 30, 2010.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     During the six months ended June 30, 2011, the Company has borrowed an additional $100,000 under our 10% promissory note due to the Company’s Chairman and Chief Executive Officer. On May 6, 2011, the maturity date was extended to December 31, 2011. The Company also borrowed an additional $400,000 under a new promissory note at an interest rate of 14% from the Chairman and Chief Executive Officer. On June 21, 2011, principal in the amount of $500,000 from the 10% Promissory Note was converted to 250,000 units which were offered under our private placement of common stock and warrants. See Note 7, Stockholders’ Equity, for more information.
Note 10. Segment Data
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
     Segment data for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	For the Three Months Ended June 30, 2011
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Depreciation expense	$46,892	$—	$—	$46,892
Selling, general and administrative	774,941	214,545	970	990,456

Operating loss	(821,833)	(214,545)	(970)	(1,037,348)
Other income and (expense)	(438,732)	—	—	(438,732)

Loss from continuing operations	$(1,260,565)	$(214,545)	$(970)	$(1,476,080)

Total Assets	$4,076,198	$18,969,070	$2,637	$23,047,905

Capital Expenditures	$—	$4,547	$—	$4,547

	For the Three Months Ended June 30, 2010
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Depreciation expense	$46,830	$—	$—	$46,830
Selling, general and administrative	601,139	121,726	5,517	728,382

Operating loss	(647,969)	(121,726)	(5,517)	(775,212)
Other income and (expense)	(118,756)	164,160	2	45,406

Income (loss) from continuing operations	$(766,725)	$42,434	$(5,515)	$(729,806)

Total Assets	$6,919,166	$17,142,530	$36,524	$24,098,220

Capital Expenditures	$2,836	$149,699	$—	$152,535

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2011
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Total Operating Costs	$—	$—	$203	$203
Depreciation expense	94,480	—	—	94,480
Selling, general and administrative	1,835,497	279,528	970	2,115,995

Operating loss	(1,929,977)	(279,528)	(1,173)	(2,210,678)
Other income and (expense)	(567,343)	—	—	(567,343)

Loss from continuing operations	$(2,497,320)	$(279,528)	$(1,173)	$(2,778,021)

Total Assets	$4,076,198	$18,969,070	$2,637	$23,047,905

Capital Expenditures	$—	$4,547	$—	$4,547

	For the Six Months Ended June 30, 2010
	Unallocated
	Corporate	BioMass	Wind Energy	TOTAL

Total Operating Costs	$—	$—	$4,065	$4,065
Depreciation expense	94,505	—	—	94,505
Loss on asset impairments	—	—	160,824	160,824
Selling, general and administrative	2,153,347	(352,377)	12,468	1,813,438

Operating loss	(2,247,852)	352,377	(177,357)	(2,072,832)
Other income and (expense)	(57,191)	1,860,290	2	1,803,101

Loss from continuing operations	$(2,305,043)	$2,212,667	$(177,355)	$(269,731)

Total Assets	$6,919,166	$17,142,530	$36,524	$24,098,220

Capital Expenditures	$7,474	$320,223	$—	$327,697

Note 11. Commitments and Contingencies
Bioversel, Inc
     Bioversel brought suit against the Company on September 24, 2008, alleging that the Company has repudiated its biodiesel tolling agreement, as amended with the plaintiff. The plaintiff has alleged breach of contract, fraud, and conversion regarding defendant’s ability to process feedstock into biodiesel under the contract. The Company filed a countersuit against Bioversel, Inc. for failure to make payments to defendant under the contract.
     The Company and the defendant had a mediation on September 29, 2010. The parties failed to settle this suit at mediation and the suit went to trial in front of a Judge in Harris County, Texas. The trial concluded on April 12, 2011 and the Judge is expected to render a verdict prior to August 31, 2011. No amounts have been accrued as no losses are anticipated as a result of this litigation.
Series A Debenture Holders, et al.
     On or about June 29, 2007, GreenHunter issued a Private Placement Memorandum to potential investors for 10% Series A Secured Redeemable Debentures. The plaintiffs allege that the defendants fraudulently made representations to the plaintiffs that the debentures were collaterally backed by the biodiesel refinery, when in fact the only collateral for the Debentures was equity ownership in GreenHunter’s former wholly owned subsidiary, GreenHunter BioFuels, Inc.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Plaintiffs refiled an arbitration case for this matter to be heard in Houston, Texas before a three member Arbitration panel. The parties have conducted a preliminary hearing. There will be no discovery conducted between the parties and the arbitration hearing has now been set for January 2012. No amounts have been accrued as no losses are anticipated as a result of this claim.
Note 12. Subsequent Events
     On August 2, 2011, a wholly owned subsidiary of GreenHunter Water, LLC, entered into a definitive agreement to acquire approximately 99 mineral acres and 84 surface acres located in West Virginia where it plans to develop a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal by the state. The acquisition will close in two phases where the first closing is anticipated on August 31, 2011, and the second closing will be upon the well commencing commercial operations. Total consideration to be paid consists of $750 thousand in cash and preferred stock to be valued at $300 thousand.
     On August 2, 2011, a wholly owned subsidiary of GreenHunter Water, LLC, entered into a definitive agreement to lease approximately 5 mineral acres in Wilson County, Texas, where it will develop a wastewater injection well. Total consideration paid consists of $1 thousand per acre leased per year during the term of the lease. The primary term of the lease is ten years.
     Planned uses for both the West Virginia and Texas locations include treatment facilities for oilfield produced water, frac water and drilling mud, salt water disposal wells and heavy equipment and frac tank lay-down yards. The properties to be acquired and leased through these transactions are strategically located in the heart of the drilling activity within the Appalachian resource plays of the Marcellus Shale, the new Utica Shale, and the Eagle Ford Shale, as well as being strategically located nearby existing highway infrastructure where water hauling trucks are very active.
     The Company has borrowed an additional $150,000 from the Chairman and Chief Executive Officer of the Company in exchange for a promissory note bearing interest at 14% and maturing on December 31, 2011 from June 30, 2011 through the date of this report. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the Company was increased for up to $2 million of credit support if needed to fund operations.

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
Overview
     Prior to April 13, 2007, we were a startup company in the development stage and we have reentered the development stage effective July 1, 2010. Our plan is to acquire and operate assets in the renewable energy sectors of water management, biomass, solar, wind, and geothermal. We currently have ongoing business initiatives in biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”) and GreenHunter Water, LLC. It is our goal to become a leading provider of water management solutions and clean energy products.
     We believe that our ability to successfully compete in the clean water and renewable energy industries depends on many factors, including the location and low cost construction of our planned facilities, execution of our acquisition strategy, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate debt and equity capital, proper and meaningful governmental support including tax incentives and credit enhancements, and recruitment and retention of experienced management.
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
     As of June 30, 2011, we had a working capital deficit of $12.3 million which includes $4.1 million related to construction at our Mesquite Lake Biomass Plant.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have received a letter of guarantee from the Chairman and Chief Executive Officer of the company for up to $1.5 million of credit support if needed to fund operations. During the six months ended June 30, 2011, the Chairman and Chief Executive Officer has loaned the Company $500 thousand to fund short-term liquidity needs, and has loaned an additional $150 thousand since June 30, 2011. The promissory notes mature December 31, 2011. As of June 30, 2011 there was availability under the letter of guarantee of $728 thousand.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. With the funds from the proceeds from our recently issued private placement offering, $500 thousand in anticipated proceeds as another progress payment from the sale of our Ocotillo wind project to be received in September 2011, and the letter of guarantee and credit support from our chairman and CEO, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different sources for working capital and development costs of our new water service business and our Mesquite Lake plant and water resource projects.
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
     We recently entered into a definitive agreement to acquire approximately 99 mineral acres and 84 surface acres located in West Virginia where we plan to develop a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal. The acquisition will close in two phases with the first closing is anticipated on August 31, 2011 and the second closing will be upon the well commencing commercial operations. Total consideration to be paid consists of $750 thousand in cash and preferred stock to be valued at $300 thousand.
     On August 2, 2011, a wholly owned subsidiary of GreenHunter Water, LLC, entered into a definitive agreement to lease approximately 5 mineral acres in Wilson County, Texas, where it will develop a wastewater injection well. Total consideration paid consists of $1 thousand per acre leased per year during the term of the lease. The primary term of the lease is ten years.
     Planned uses for both the West Virginia and Texas locations include treatment facilities for oilfield produced water, frac water and drilling mud, salt water disposal wells and heavy equipment and frac tank lay-down yards. The properties to be acquired and leased through these transactions are strategically located in the heart of the drilling activity within the Appalachian resource plays of the Marcellus Shale, the new Utica Shale, and the Eagle Ford Shale, as well as being strategically located nearby existing highway infrastructure where water hauling trucks are very active.
BioMass
     In May 2007, we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass waste-to-energy electricity facility located on a 40-acre site in unincorporated Imperial County, California. We began refurbishing the plant during 2008. During 2008, we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We executed a new power purchase agreement for this facility in October 2009 and we obtained the air permit in July 2010. We plan to resume construction on the facility, including an expansion of up to 10 Megawatts (“MW”), sometime during the second half of 2011, assuming additional sources of funding are obtained.
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
Wind Energy
     Until April 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to a wind energy farm under development located in California. The nature of these wind energy projects necessitates a longer term horizon than our other development projects before they become operational, if ever. The significant decrease in natural gas prices over the past several years has in turn caused a significant decline in wholesale electric prices which has caused our ability to develop future wind projects to be commercially uneconomical.
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
Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010:
Depreciation Expense
     Depreciation expense was $47 thousand during both the three months ended June 30, 2011 and June 30, 2010.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was approximately $990 thousand and $728 thousand during the three months ended June 30, 2011 and 2010, respectively, which includes a credit of $69 thousand and $18 thousand, respectively, of non-cash stock compensation expense included in unallocated corporate SG&A as described below.

     Unallocated corporate SG&A increased approximately $174 thousand between the two periods, from $601 thousand up to $775 thousand. The increase due to legal fees in the second quarter of 2011 as well as increased fees associated with listing shares of the Company’s stock on a public exchange.
     BioMass SG&A was approximately $215 thousand during the 2011 period versus approximately $122 thousand during the 2010 period. The increase is due to higher legal fees and other fees incurred during the 2011 period.
     Wind Energy SG&A decreased approximately $5 thousand, down to $1 thousand for the three months ended June 30, 2011, resulting from the Company not pursuing any new wind projects during the period.
Operating Income/Loss
     Our operating loss was $1.0 million in the 2011 period versus $775 thousand in the 2010 period. The increase in the operating loss is due to the increase in unallocated corporate SG&A as well as the SG&A incurred by the BioMass segment described above.
     Our Wind Energy segment generated an operating loss of $1 thousand during the 2011 period as compared to an operating loss of $6 thousand during 2010 due to lower SG&A costs incurred as described above.
     Our BioMass segment generated operating losses of $215 thousand and $122 thousand during the three months ended June 30, 2011 and 2010, respectively. The increase in operating loss is due to the increase in SG&A costs incurred by the BioMass segment as described above.
     Our unallocated corporate operating loss was $822 thousand for the 2011 period compared to operating loss of $648 thousand during the 2010 period. The increase in loss resulted from increased SG&A expenses described above.
Other Income and Expense
     Other expense was $439 thousand in the 2011 period compared to other income of $45 thousand for the 2010 period. The decrease in other income is due to the settlement of trade payables at less than full value in the 2010 period versus none in the 2011 period and unrealized loss on convertible of $251 thousand in 2011 versus none in 2010.
Preferred Stock Dividends
     Dividends on our preferred stock were $179 thousand in the 2011 period versus $164 thousand in the 2010 period. The increase is the result of accrued dividends converted into stated value on June 30, 2010, September 30, 2010, and March 31, 2011.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010:
Depreciation Expense
     Depreciation expense was $94 thousand and $95 thousand during the six months ended June 30, 2011 and 2010, respectively.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was approximately $2.1 million and $1.8 million during the six months ended June 30, 2011 and 2010, respectively, which included $162 thousand and $701 thousand, respectively, on non-cash stock compensation expense included in unallocated corporate SG&A as described below.
     Unallocated corporate SG&A decreased approximately $318 thousand between the two periods, from $2.2 million down to $1.8 million. The decrease is due mainly to decreased share based compensation.
     BioMass SG&A was approximately $280 thousand during the 2011 period versus a credit of approximately $352 thousand during the 2010 period. The increase is due to $588 thousand of cancelled consultant fees related to a consulting agreement recorded in the six months ended June 30, 2010, as well as an increase in legal fees incurred in the 2011 period.

     Wind Energy SG&A decreased approximately $11 thousand, down to $1 thousand for the six months ended June 30, 2011, resulting from the Company not pursuing any new wind projects during the period.
Operating Loss
     Our operating loss was $2.2 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively. The increase in operating loss is caused by the increase in SG&A expenses incurred by the BioMass segment entity described above partially offset by the lower unallocated corporate operating losses and lower operating losses in the Wind Energy segment.
     Our Wind Energy segment generated an operating loss of $1 thousand during the 2011 period as compared to an operating loss of $177 thousand during 2010 due to decreased impairment charges taken on discontinued wind projects.
     Our BioMass segment generated operating losses of $280 thousand during 2011 and income of $352 thousand during 2010. The decrease in loss due to the change in SG&A expense as described above.
     Our unallocated corporate operating loss was $1.9 million for the 2011 period, compared to operating loss of $2.2 million during the 2010 period. The decrease in loss resulted from decreased SG&A expenses described above.
Other Income and Expense
     Other expense was $567 thousand in the 2011 period compared to other income of $1.8 million for the 2010 period. The decrease in other income is due to the settlement of trade payables at less than full value in the 2010 period versus none in the 2011 period.
Preferred Stock Dividends
     Dividends on our preferred stock were $351 thousand in the 2011 period versus $320 thousand in the 2010 period. The increase is the result of accrued dividends converted into stated value which accrues dividends at 10%.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of June 30, 2011, we had cash and cash equivalents of approximately $13 thousand and a working capital deficit of $12.3 million as compared to cash and cash equivalents of $1.3 million and working capital deficit of $49.6 million as of June 30, 2010. A significant portion of our working capital deficit at June 30, 2010 was comprised of 43.8 million which related to assets held in receivership from the BioFuels entity that were subsequently disposed.
Operating Activities
     During the six months ended June 30, 2011, operating activities used $1.6 million versus $6.0 million by operating activities during the six months ended June 30, 2010. We continue to have no operating sources of income with which to pay our operating costs. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.
Financing Activities
     During the six months ended June 30, 2011, our financing activities provided $1.5 million compared to $96 thousand net cash used for the six months ended June 30, 2010. The cash provided during the 2011 period resulted from proceeds of $1.0 million from the issuance of common stock and warrants under our private placement offering during the 2011 period, and proceeds from the borrowing of $574 thousand on notes payable during the six month period 2011, $500 thousand of which was from the Chairman and CEO. We made $141 thousand of payments on notes payable during the six months ended June 30, 2011. In the 2010 period, the cash used by financing activities was comprised of repayment on notes payable.

Investing Activities and Future Requirements
     Capital Expenditures
     During the first six months of 2011, we had capital expenditures of $5 thousand. During the first six months of 2010, we had cash flows provided by investing activities of $527 thousand, which was made up of cash provided by a change in restricted cash of $2.0 million partially offset by capital expenditures of $305 thousand and expenditures related to the power purchase agreement of $1.2 million.
BioMass
     We have been seeking financing for a minimum of $24 million and a maximum of $34 million to fund additional capital expenditures for the biomass plant during the remainder of 2011 to be used for refurbishment and expansion costs at the Mesquite Lake biomass facility near El Centro, California.
Water Resource Management
     On August 2, 2011, GreenHunter Water, LLC, entered into a definitive agreement to acquire approximately 99 mineral acres and 84 surface acres located in West Virginia where it plans to develop a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal by the state. The acquisition will close in two phases where the first closing is anticipated on August 31, 2011, and the second closing will be upon the well commencing commercial operations. Total consideration to be paid consists of $750 thousand in cash and preferred stock to be valued at $300 thousand.
     Planned uses for this location include a treatment facility for oilfield produced water, frac water and drilling mud, one or more salt water disposal wells and a heavy equipment and frac tank lay-down yard. The property to be acquired through this transaction is strategically located in the heart of the drilling activity within the Appalachian resource plays of the Marcellus Shale and new Utica Shale, as well as being strategically located nearby existing highways where water hauling trucks are very active.
Obligations Under Material Contracts
     We have an outstanding employment agreement with an executive officer through September 30, 2011. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was involuntarily terminated during a change in control, was $500 thousand at June 30, 2011.
Related Party Transactions
     During the six months ended June 30, 2011, we obtained accounting services for a fee and provided office space and services for a fee to Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and major shareholder. Office related services revenues net of professional services expense totaled $22 thousand and $40 thousand for the three and six months ended June 30, 2011 and $30 thousand and $60 thousand for the three and six months ended June 30, 2010.
     During the six months ended June 30, 2011, the Company has borrowed an additional $100,000 under our 10% promissory note due to the Company’s Chairman and Chief Executive Officer. On May 6, 2011, the maturity date was extended to December 31, 2011. The Company also borrowed an additional $400,000 under a new promissory note at an interest rate of 14% from the Chairman and Chief Executive Officer. On June 21, 2011, principal in the amount of $500,000 from the 10% Promissory Note was converted to 250,000 units which were offered under our private placement of common stock and warrants.
Off-Balance Sheet Arrangements
     From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2011, the off-balance sheet arrangements and transactions that we have entered into include an employee agreement. We do not believe that this arrangement is reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business development to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through June 30, 2011.
Commodity Price Risk
     Upon operations of our Mesquite Lake facility it will consume woody biomass as fuel to generate electricity. The woody biomass will comprise any organic material not derived from fossil fuels, such as agriculture crop residue, orchard prunings and removals, stone fruit pits, nut shells, vineyard prunings, cull logs, eucalyptus logs, bark, lawn clippings, yard and garden clippings, leaves, silvicultural residue, tree and brush prunings, wood and wood chips and wood waste. We have performed a fuel availability study and believe there is ample woody biomass available at economically feasible prices in the geographic area surrounding Mesquite Lake. However, a number of factors including continued decline in economic activity, adverse weather conditions and competition from other consumers of woody biomass could result in reduced supply or higher prices for woody biomass which could increase our costs to produce electricity. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer, President and COO, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer, President and COO, and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Bioversel, Inc
     Bioversel brought suit against the Company on September 24, 2008, alleging that the Company has repudiated its biodiesel tolling agreement, as amended with the plaintiff. The plaintiff has alleged breach of contract, fraud, and conversion regarding defendant’s ability to process feedstock into biodiesel under the contract. The Company filed a countersuit against Bioversel, Inc. for failure to make payments to defendant under the contract.
     The Company and the defendant had a mediation on September 29, 2010. The parties failed to settle this suit at mediation and the suit went to trial in front of a Judge in Harris County, Texas. The trial concluded on April 12, 2011, and the Judge is expected to render a verdict prior to August 31, 2011. No amounts have been accrued as no losses are anticipated as a result of this litigation.
Certain Series A Debenture Holders
     On or about June 29, 2007 GreenHunter issued a Private Placement Memorandum to potential investors for 10% Series A Secured Redeemable Debentures. The plaintiffs allege that the defendants fraudulently made representations to the plaintiffs that the debentures were collaterally backed by the biodiesel refinery, when in fact the only collateral for the Debentures was the equity ownership in GreenHunter’s former wholly owned subsidiary, GreenHunter Biofuels, Inc.

     Plaintiffs filed an arbitration case for this matter to be heard in Houston, Texas before a three member Arbitration Panel. The parties have conducted a preliminary hearing. There will be no discovery conducted between the parties and the arbitration hearing has now been set for January 2012. No amounts have been accrued as no losses are anticipated as a result of this claim.
Item 6. Exhibits

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1***	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2***	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

4.4***	Certificate of Designations of 2008 Series B Convertible Preferred Stock

10.1*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.2*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.3*	Registration rights agreement, dated April 13, 2007 between GreenHunter Energy, Inc. and certain selling shareholders

10.4**	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.5****	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.6******	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.7*****	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Title
32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

***	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009

*****	Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010

******	Incorporated by reference to the Company’s Form 10-K, dated December 31, 2009

†	Filed herewith

††	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: August 15, 2011	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
President and Chief Operating Officer

Date: August 15, 2011	By:	/s/ David S. Krueger
David S. Krueger
Vice President and Chief Financial Officer