Form 10-Q
period 2011-09-30
GreenHunter Energy, Inc.
filed 2011-11-14
CIK 1410056

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33893
GREENHUNTER ENERGY, INC.
(Name of registrant as specified in its charter)

Delaware	20-4864036

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1048 Texan Trail, Grapevine, TX 76051
(Address of principal executive offices)
(972) 410-1044
(Issuer’s telephone number)
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 14, 2011 there were 25,886,392 shares of the registrant’s common stock ($0.001 par value) outstanding

PART 1 — FINANCIAL STATEMENTS
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 – FINANCIAL STATEMENTS
Item 1. Financial Statements
GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Development Stage Company)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,992	$181,471
Related party accounts receivable	70,322	4,783
Deposits and other current assets	65,027	88,014
Prepaid expenses	69,272	182,079

Total current assets	219,613	456,347

FIXED ASSETS:
Land and improvements	3,243,687	3,243,687
Buildings	3,100,621	3,100,621
Plant and other equipment	2,621,262	2,626,140
Accumulated depreciation	(706,734)	(566,525)
Construction in progress	12,844,685	12,846,608

Net fixed assets	21,103,521	21,250,531

OTHER ASSETS:
Deferred financing costs	196,248	264,998
Other noncurrent assets	1,448,136	1,446,136

Total assets	$22,967,518	$23,418,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$116,628	$176,603
Note payable to related party	922,157	766,957
Redeemable debentures, net of discount of $21,675 and $0, respectively	5,280,132	—
Accounts payable	2,315,679	2,098,328
Dividends payable	—	172,056
Accrued liabilities	4,161,653	3,498,207
Convertible securities	23,857	1,001,622

Total current liabilities	12,820,106	7,713,773

NON-CURRENT LIABILITIES:
Redeemable debentures, net of discount of $0 and $29,558, respectively	—	5,272,249
Notes payable	2,821,338	2,886,947

Total liabilities	15,641,444	15,872,969

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $.001 par value, $1,327 and $1,220 stated value, 5,978 and 6,750 issued and outstanding, and liquidation preference of $7,934,055 and $8,576,345, at September 30, 2011 and December 31, 2010, respectively	7,934,055	8,232,234
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 9,802 and 10,575 issued and outstanding and liquidation preference of $9,802,000 and 10,575,000 at September 30, 2011 and December 31, 2010, respectively	9,802,000	10,575,000
Common stock, $.001par value, 90,000,000 authorized shares, 25,458,286 and 22,138,876 issued at September 30, 2011 and December 31, 2010, respectively and 25,924,004 and 22,576,504 outstanding at September 30, 2011 and December 31, 2010, respectively	25,458	22,139
Additional paid-in capital	93,972,787	88,968,889
Accumulated deficit prior to re-entering development stage	(126,670,716)	(126,670,716)
Retained earnings during development stage	22,824,688	26,979,695
Treasury stock, at cost, 22,412 shares	(336,285)	(336,285)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	7,326,074	7,545,043

Total liabilities and stockholders’ equity	$22,967,518	$23,418,012

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE PERIOD FROM JULY 1, 2010 (RE-ENTERING DEVELOPMENT STAGE) THROUGH
SEPTEMBER 30, 2011
(Development Stage Company)

					From Re-entering
	For the three Months Ended		For the Nine Months Ended		Development State July
	September 30,		September 30,		1, 2010 through
	2011	2010	2011	2010	September 30, 2011
REVENUES:
Storage rental revenue — related party	$221,800	$—	$221,800	$—	$221,800
Other revenue — related party	8,000	—	8,000	—	8,000

Total revenues	229,800	—	229,800	—	229,800

COST OF SERVICES PROVIDED:
Cost of storage services	203,500	—	203,500	—	203,500
Project costs	3,113	—	3,316	4,065	(11,379)
Depreciation expense	47,762	47,298	142,242	141,803	237,495
Selling, general and administrative	661,686	1,592,241	2,777,681	3,376,541	6,074,149
Loss on asset impairments	—	—	—	160,824	—

Total costs and expenses	916,061	1,639,539	3,126,739	3,683,233	6,503,765

OPERATING LOSS	(686,261)	(1,639,539)	(2,896,939)	(3,683,233)	(6,273,965)

OTHER INCOME (EXPENSE):
Interest and other income	6	729,910	4,866	2,865,688	863,371
Interest, accretion and other expense	(193,051)	(167,025)	(566,345)	(499,702)	(290,174)
Unrealized gain (loss) on convertible securities	12,965	—	(185,944)	—	(1,187,566)

Total other income (expense)	(180,080)	562,885	(747,423)	2,365,986	(614,369)

Loss from continuing operations	(866,341)	(1,076,654)	(3,644,362)	(1,317,247)	(6,888,334)

Gain on disposal of discontinued operations	—	—	—	—	33,055,388
Loss from discontinued operations, net of taxes	—	(1,508,789)	—	(7,946,214)	(2,495,802)

Net income (loss)	(866,341)	(2,585,443)	(3,644,362)	(9,263,461)	23,671,252

Preferred stock dividends	(159,997)	(163,863)	(510,645)	(483,785)	(846,564)

Net income (loss) to common stockholders	(1,026,338)	(2,749,306)	(4,155,007)	(9,747,246)	22,824,688

Weighted average shares outstanding, basic and diluted	25,886,392	22,500,492	24,237,641	22,393,763	23,534,772

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.04)	$(0.06)	$(0.17)	$(0.08)	$(0.33)

Discontinued operations	$—	$(0.06)	$—	$(0.36)	$1.30

Net income (loss) per share	$(0.04)	$(0.12)	$(0.17)	$(0.44)	$0.97

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 1, 2010 TO SEPTEMBER 30, 2011
(Development Stage Company)

				Additional	Accumulated Deficit	Accumulated Deficit During		Unearned	Total
	Series A	Series B	Common	Paid in	Prior to Re-entering	Development Stage July 1,	Treasury	Shares in	Stockholders’
	Preferred Stock	Preferred Stock	Stock	Capital	Development Stage	2010 - September 30, 2011	Stock	KSOP	Equity (Deficit)
BALANCE, July 1, 2010	$7,904,508	$10,575,000	$22,139	$88,043,038	$(126,670,716)	$—	$(336,285)	$(225,913)	$(20,688,229)
Transfer accumulated preferred dividends to stated value	327,726	—	—	—	—	—	—	—	327,726
Share based payments	—	—	—	925,851	—	—	—	—	925,851
Dividends on preferred stock	—	—	—	—	—	(335,919)	—	—	(335,919)
Net income	—	—	—	—	—	27,315,614	—	—	27,315,614

BALANCE, DECEMBER 31, 2010	$8,232,234	$10,575,000	$22,139	$88,968,889	$(126,670,716)	$26,979,695	$(336,285)	$(225,913)	$7,545,043
Transfer accumulated preferred dividends to stated value	682,700	—	—	—	—	—	—	—	682,700
Share based payments	—	—	—	345,059	—	—	—	—	345,059
Issued shares of common stock and warrants for cash	—	—	1,045	1,037,055	—	—	—	—	1,038,100
Issued shares of common stock for 401K matching contribution	—	—	229	206,241	—	—	—	—	206,470
Dividends on preferred stock	—	—	—	—	—	(510,645)	—	—	(510,645)
Issued shares of common stock and warrants upon conversion of shares of Series A Preferred Stock	(980,879)	—	772	1,607,870	—	—	—	—	627,763
Issued shares of common stock and warrants upon conversion of shares of Series B Preferred Stock	—	(773,000)	773	1,308,173	—	—	—	—	535,946
Issued shares of common stock and warrants upon conversion of $500,000 in principal of the promissory note payable with a related party	—	—	500	499,500	—	—	—	—	500,000
Net loss	—	—	—	—	—	(3,644,362)	—	—	(3,644,362)

BALANCE, SEPTEMBER 30, 2011	$7,934,055	$9,802,000	$25,458	$93,972,787	$(126,670,716)	$22,824,688	$(336,285)	$(225,913)	$7,326,074

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE PERIOD FROM JULY 1, 2010 (RE-ENTERING DEVELOPMENT STAGE) THROUGH
SEPTEMBER 30, 2011
(Development Stage Company)

			From Re-entering
	For the Nine Months Ended		Development Stage July 1,
	September 30,		2010 through September
	2011	2010	30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,644,362)	$(9,263,461)	$23,671,252
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	142,242	1,721,785	237,495
Noncash stock compensation	345,059	1,180,256	1,270,910
Issue warrants on letter of guarantee	—	69,111	—
Amortization of deferred financing costs	68,750	1,394,637	620,291
Loss on asset impairments	—	160,824	—
Loss (gain) on sale of assets	1,967	—	(33,053,421)
Accretion of discount	7,883	300,249	175,563
Unrealized loss (gain) from change in fair value of convertible securities	185,944	—	1,187,566
Changes in certain assets and liabilities:
Accounts receivable	(121,332)	(212,060)	(120,424)
Inventory	—	179,322	—
Prepaid expenses	135,794	543,168	103,693
Accounts payable	226,127	(7,037,977)	2,029,158
Accrued liabilities	911,822	4,627,292	2,174,672
Deposits and other current assets	—	110	110

Net cash used in operating activities	(1,740,106)	(6,336,744)	(1,703,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	2,018,765	48
Proceeds from sale of assets	—	9,775	—
Additions to fixed assets	(6,853)	(1,287,132)	(1,806,001)
Decrease (increase) in other assets	(2,000)	(1,246,136)	48,000

Net cash used in investing activities	(8,853)	(504,728)	(1,757,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	1,038,100	—	1,038,100
Increase in notes payable	701,690	666,340	1,666,682
Payment of notes payable	(157,310)	(198,473)	(280,511)
Payment of deferred financing costs	—	(180,644)	(275,802)

Net cash provided by financing activities	1,582,480	287,223	2,148,469

CHANGE IN CASH	(166,479)	(6,554,249)	(1,312,619)

CASH, beginning of period	181,471	6,914,381	1,327,611

CASH, end of period	$14,992	$360,132	$14,992

Cash paid for interest	$208,989	$893,774	$1,029,661

NONCASH TRANSACTIONS:
Issued shares of common stock for 401K matching contribution	$206,470	$—	$206,470

Accrued dividends converted to additional stated value of Series A Preferred Stock	$682,700	$639,845	$1,010,425

Shares of common stock and warrants issued upon conversion of shares of Series A Preferred Stock and Series B Preferred Stock	$1,753,879	$—	$1,753,879

Shares of common stock and warrants issued upon conversion of principal on promissory note with a related party	$500,000	$—	$500,000

See accompanying notes to condensed consolidated financial statements

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Nature of Operations
     In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, are unaudited. The December 31, 2010 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at September 30, 2011, and the results of operations for the three and nine month periods ended September 30, 2011 and 2010, changes in stockholders’ equity for the nine months ended September 30, 2011, and cash flows for the nine month periods ended September 30, 2011 and 2010.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2010 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the operating results that will occur for the full year.
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
Nature of Operations
     Our business plan is to acquire businesses, develop projects, and operate assets involved within the of clean water business as it relates to the oil and gas industry in the unconventional oil and natural gas resource plays. We had previously structured our business to become a leading provider of clean energy products offering industrial, business, and residential customers the opportunity to purchase and utilize clean energy generated from renewable sources. We have refocused our efforts in 2011 on clean water management systems and services. Management has identified a significant unmet need and market opportunity in the area of clean water management as it relates to unconventional oil and natural gas resource plays in the energy industry.
     The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), GreenHunter Wind Energy, LLC (“Wind”), and GreenHunter Water, LLC. All significant intercompany transactions and balances have been eliminated.
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

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three and nine month periods ended September 30, 2011 and 2010, as their effects would have been anti-dilutive.

	Nine months ended
	September 30,
	2011	2010
Stock options	6,776,500	7,076,500
Warrants	3,638,794	6,351,745
Convertible debentures	5,625,970	31,283,251
Preferred Stock	2,893,744	3,056,447

Total	18,935,008	47,767,943

Note 2. Current Plan of Operations and Ability To Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. The lack of consistent and meaningful governmental support with tax incentives and other credit enhancements has had a serious detrimental effect on our previously planned business operations.
     As of September 30, 2011, we had a working capital deficit of $12.6 million which includes $4.3 million related to earlier construction activities at our Mesquite Lake Biomass Plant.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances from our Chairman and Chief Executive Officer in exchange for promissory notes that have been consolidated and extended to December 31, 2011. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations. The total amount loaned against this letter of guarantee is approximately $922 thousand resulting in a remaining guarantee of $1.1 million as of September 30, 2011.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect to receive $500 thousand in proceeds from the sale of our Ocotillo wind energy project after certain conditions are met which is estimated to be during the first quarter of 2012. Along with the revenue generated from our water management activities and letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we have a business segment that can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it relates to the oil and gas industry.
Note 3. New Accounting Pronouncements
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

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company’s financial statements.
Note 4. Fair Value of Financial Instruments
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
     As of September 30, 2011 and December 31, 2010 there were no transactions measured at fair value on a nonrecurring basis. The following table shows assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and the input categories associated with those assets and liabilities.

Fair value measurements on a recurring basis
September 30, 2011
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$23,857

Total liabilities at fair value	$—	$—	$23,857

Fair value measurements on a recurring basis
December 31, 2010
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$1,001,622

Total liabilities at fair value	$—	$—	$1,001,622

The following schedule shows the changes in fair value measurements during the nine months ended September 30, 2011:

Fair market value as of December 31, 2010	$(1,001,622)
Unrealized loss from change in fair market value	(185,944)
Fair market value of derivatives settled upon conversion of Preferred Stock to common shares	1,163,709

Fair market value as of September 30, 2011	$(23,857)

     The Company had current derivative liabilities resulting from the antidilutive features on its common stock warrants, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock. The estimated fair value of the convertible securities liability is revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations. As discussed in Note 8, Stockholders’ Equity, on June 21, 2011, pursuant to the agreement with the holder of our Series A and Series B Preferred Stock outstanding, the holder converted 772 shares of Series A Preferred and 773 shares of Series B Preferred with combined stated value of $1.8 million into 772,500 units under a private placement of common stock and warrants. The fair value of the antidilutive provision for those shares on June 21, 2011, of $1.2 million was reclassed to additional paid in capital upon the conversion of the preferred shares.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Discontinued Operations
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
The following table provides summarized income statement information related to GreenHunter BioFuel’s discontinued operations for the three and nine months ended September 30, 2010:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Sales and other revenues from discontinued operations	$—	$319,170
Operating expenses from discontinued operations	(298,009)	(4,127,513)
Other income (expense) from discontinued operations	(1,210,780)	(4,137,871)

Income (loss) from discontinued operations	$(1,508,789)	$(7,946,214)

Note 6. Impairments
     We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During the nine months ended September 30, 2011, we recorded no impairments. We recorded $161 thousand of impairments for the nine months ended September 30, 2010, on assets related to wind projects that had expired.
Note 7. Notes Payable
     Notes Payable at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30,	December 31,
	2011	2010
Long-Term Debt:
Note payable due November 30, 2017, 5.7% (See Note 13, Subsequent Events)	$2,920,119	$2,982,051
Notes payable to related party due December 31, 2011, 10% and 14%	922,157	766,957
Notes payable due between July 1, 2011 and March 2, 2012, rates from 7.0% to 8.25%	17,847	81,499
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, net of discount of $21,675 and $29,558 at September 30, 2011 and December 31, 2010, respectively	5,280,132	5,272,249

	9,140,255	9,102,756
Less: current portion	(6,318,917)	(943,560)

Total Long-Term Debt	$2,821,338	$8,159,196

Note Payable to Related Party
     During the nine months ended September 30, 2011, the Company has borrowed an additional $100 thousand under a promissory note due to the Company’s Chairman and Chief Executive Officer. On May 6, 2011, the maturity date was extended to December 31, 2011 and accrued interest of $42 thousand was added to the principle balance. During the nine

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
months ended September, 30, 2011, the Company borrowed an additional $570 thousand under a new promissory note at an interest rate of 14% from the Chairman and Chief Executive Officer. During the nine months ended September 30, 2011, related party receivable balances of approximately $57 thousand were offset against the promissory note.
     On June 21, 2011, principal in the amount of $500,000 from the 10% Promissory Note was converted to 250,000 units which were offered under our private placement of common stock and warrants. See Note 8, Stockholders Equity, for more information.
     The balance under these promissory notes was $922,157 at September 30, 2011, and $766,957 at December 31, 2010.
Series B Debentures
     The Company has not paid interest on the Series B debentures for the period March 2011 through September 2011. Therefore, we were in default on our Series B Debentures at September 30, 2011. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of September 30, 2011. These debentures are secured by GreenHunter Energy’s equity interest in GreenHunter Mesquite Lake, LLC and are otherwise non-recourse to GreenHunter Energy.
Note 8. Stockholders’ Equity
     The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements from December 31, 2010 to September 30, 2011:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2010	17,325	22,576,504	22,412	15,200	5,443,911
Issue common stock and warrants for cash	—	1,045,000	—	—	1,045,000
Issue common stock and warrants upon conversion of $500,000 in principal on promissory notes	—	500,000	—	—	500,000
Issue common stock and warrants upon conversion of 1,545 shares of preferred stock	(1,545)	1,545,000	—	—	1,545,000
Common shares granted to non-employee Board Members	—	28,090	—	—	—
Common shares granted as 401k matching contribution	—	229,410	—	—	—
Warrants expired during the period	—	—	—	—	(4,895,117)

September 30, 2011	15,780	25,924,004	22,412	15,200	3,638,794

Preferred Stock
     We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2010, March 31, 2011, June 30, 2011, and September 30, 2011. In accordance with the terms of this preferred stock, accrued dividends of $344 thousand and $339 thousand on March, 31, 2011 and September 30, 2011, respectively, were added to the stated value of the preferred stock. This additional $683 thousand in stated value will accrue dividends at a 10% rate per annum.
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
     On June 21, 2011, pursuant to the agreement with the holder of our Series A and Series B Preferred Stock outstanding, the holder converted 772 shares of Series A Preferred and 773 shares of Series B Preferred with combined stated value of $1.8 million into 772,500 units which were sold under our private placement of common stock and warrants. The fair value of the antidilutive provision for those shares on June 21, 2011, of $1.2 million was reclassed to additional paid in capital upon the conversion of the preferred shares.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Common Stock and Common Stock Warrants
     We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied.
     On January 28, 2011, the Company entered into a private placement of common equity securities with accredited investors. The equity securities sold consisted of units comprised of two shares of common stock and two common stock warrants, one with an exercise price of $1.50 and another with an exercise price of $2.50 per share for $2.00 per unit. The sale of these units resulted in new proceeds of $1.0 million to the Company. The warrants are exercisable immediately and expire on January 31, 2014.
     The Company’s private placement entered into on January 28, 2011, triggered the antidilutive provision on 4,602,548 common stock warrants outstanding at that time, which adjusted the exercise price for the warrants to $1.50.
     On April 6, 2011, the Company’s Board of Directors approved the 2010 fiscal year 401k matching contribution of $206 thousand to be paid in shares of common stock of the company based on the closing price on that date.
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
     During the nine months ended September 30, 2011, 4,895,117 of our $1.50 common stock warrants have expired.
Note 9. Share-Based Compensation
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
Common Stock Options
     The company did not grant any stock options during the nine months ended September 30, 2011.
     We recorded share-based compensation expense of $345 thousand related to stock options for which the requisite service period elapsed during the nine months ended September 30, 2011. These expenses are included in our selling, general and administrative expenses. No option exercises occurred during the nine months ended September 30, 2011.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     As of September 30, 2011, there was $645 thousand of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of .99 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).
     We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards.
The following is a summary of stock option activity during the nine months ended September 30, 2011.

		Weighted	Aggregate
	Number of	average Exercise	Intrinsic Value*
	Shares	Price	($000’s)
Outstanding — Beginning of Period	7,076,500	$5.95	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	300,000	1.41	—

Outstanding — End of Period	6,776,500	$6.77	$—

Exercisable — End of Period	6,067,328	$7.35	$—

*	The Aggregate Intrinsic Value was calculated using the September 30, 2011stock price of $0.72.
     The following is a summary of stock options outstanding at September 30, 2011:

		Weighted Average
	Number of	Remaining
	Options	Contractual Life	Number of
Exercise Price	Outstanding	(Years)	Exercisable Options
$0.97	100,000	7.68	66,666
$1.41	200,000	8.21	100,000
$1.96	1,725,000	7.91	1,149,997
$5.00	3,247,000	5.63	3,247,000
$7.50	33,333	6.01	33,333
$10.00	243,333	6.16	243,333
$10.12	2,500	7.03	1,666
$12.00	6,500	6.24	6,500
$13.66	3,000	6.76	3,000
$17.76	40,000	6.37	40,000
$18.00	16,667	6.45	16,667
$18.91	1,099,167	6.38	1,099,166
$19.75	13,333	6.55	13,333
$20.64	25,000	6.69	25,000
$22.75	21,667	6.62	21,667

	6,776,500		6,067,328

Share Awards
     During the nine months ended September 30, 2011, we granted 28,090 shares of common stock to the nonemployee members of the Board of Directors as payment for their fees for the first quarter of 2011 in lieu of receiving cash for their fees. These common shares vest immediately and were valued at weighted average of $0.89 per share, based on the quoted market value of the stock on the date of the grant. We recognized $25 thousand of expense in our selling, general, and administrative expenses as of September 30, 2011, related to these shares. These shares were not issued as of September 30, 2011 but are included in weighted average basic shares outstanding as of September 30, 2011. At September 30, 2011, there were 198,690 shares owed to the non-employee members of the Board of Directors that were not issued but are included in weighted average basic shares outstanding as of September 30, 2011.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Related Party Transactions
     During the nine months ended September 30, 2011, we earned storage revenue for providing water storage tanks for lease to Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Storage and other revenue totaled $230 thousand for the three and nine months ended September 30, 2011 and $0 for the three and nine months ended September 30, 2010.
     During the nine months ended September 30, 2011, we obtained accounting services for a fee and provided office space and services for a fee to Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Office related services revenues net of professional services expense totaled $66 thousand and $107 thousand for the three and nine months ended September 30, 2011 and $30 thousand and $90 thousand for the three and nine months ended September 30, 2010.
     During the nine months ended September 30, 2011, the Company has borrowed an additional $100,000 under a promissory note due to the Company’s Chairman and Chief Executive Officer. On May 6, 2011, the maturity date was extended to December 31, 2011. The Company also borrowed an additional $570,000 under a new promissory note at an interest rate of 14% from the Chairman and Chief Executive Officer. On June 21, 2011, principal in the amount of $500,000 from the 10% Promissory Note was converted to 250,000 units which were offered under our private placement of common stock and warrants. See Note 8, Stockholders’ Equity, for more information.
Note 11. Segment Data
     We currently have three reportable segments: Water Management, Wind Energy, and Biomass. Each of our segments is a strategic business that offers different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. All of our segments are still in development stages with no significant operations.
     The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2010. There are no intersegment revenues or expenses.
     Segment data for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	For the Three Months Ended September 30, 2011
	Unallocated	Water
	Corporate	Management	BioMass	Wind Energy	TOTAL

Total Revenues	$—	$229,800	$—	$—	$229,800
Total Operating Costs (recoveries)	—	203,500	—	3,113	206,613
Depreciation expense	47,762	—	—	—	47,762
Selling, general and administrative	645,972	20,951	(5,555)	318	661,686

Operating income (loss)	(693,734)	5,349	5,555	(3,431)	(686,261)
Other income and (expense)	(180,080)	—	—	—	(180,080)

Income (loss) from continuing operations	$(873,814)	$5,349	$5,555	$(3,431)	$(866,341)

Total Assets	$3,983,980	$3,805	$18,980,209	$(476)	$22,967,518

Capital Expenditures	$—	$2,306	$—	$—	$2,306

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2010
	Unallocated	Water
	Corporate	Management	BioMass	Wind Energy	TOTAL

Depreciation expense	$47,298	$—	$—	$—	$47,298
Selling, general and administrative	1,202,487	—	386,854	2,900	1,592,241

Operating loss	(1,249,785)	—	(386,854)	(2,900)	(1,639,539)
Other income and (expense)	(132,352)	—	445,237	250,000	562,885

Income (loss) from continuing operations	$(1,382,137)	$—	$58,383	$247,100	$(1,076,654)

Total Assets	$5,702,782	$—	$18,295,087	$290,290	$24,288,159

Capital Expenditures	$—	$—	$958,986	$—	$958,986

	For the Nine Months Ended September 30, 2011
	Unallocated	Water
	Corporate	Management	BioMass	Wind Energy	TOTAL

Total Revenues	$—	$229,800	$—	$—	$229,800
Total Operating Costs	—	203,500	—	3,316	206,816
Depreciation expense	142,242	—	—	—	142,242
Selling, general and administrative	2,481,469	20,951	273,973	1,288	2,777,681

Operating income (loss)	(2,623,711)	5,349	(273,973)	(4,604)	(2,896,939)
Other income and (expense)	(747,423)	—	—	—	(747,423)

Income (loss) from continuing operations	$(3,371,134)	$5,349	$(273,973)	$(4,604)	$(3,644,362)

Total Assets	$3,983,980	$3,805	$18,980,209	$(476)	$22,967,518

Capital Expenditures	$—	$2,306	$4,547	$—	$6,853

	For the Nine Months Ended September 30, 2010
	Unallocated	Water
	Corporate	Management	BioMass	Wind Energy	TOTAL

Total Operating Costs	$—	$—	$—	$4,065	$4,065
Depreciation expense	141,803	—	—	—	141,803
Loss on asset impairments	—	—	—	160,824	160,824
Selling, general and administrative	3,326,696	—	34,477	15,368	3,376,541

Operating loss	(3,468,499)	—	(34,477)	(180,257)	(3,683,233)
Other income and (expense)	(189,543)	—	2,305,527	250,002	2,365,986

Income (loss) from continuing operations	$(3,658,042)	$—	$2,271,050	$69,745	$(1,317,247)

Total Assets	$5,702,782	$—	$18,295,087	$290,290	$24,288,159

Capital Expenditures	$7,474	$—	$1,279,209	$—	$1,286,683

Note 12. Commitments and Contingencies
Bioversel, Inc
     Bioversel brought suit against the Company on September 24, 2008, alleging that the Company has repudiated its biodiesel tolling agreement, as amended with the plaintiff. The plaintiff alleged breach of contract, fraud, and conversion regarding defendant’s ability to process feedstock into biodiesel under the contract. The Company filed a countersuit against Bioversel, Inc. for failure to make payments to defendant under the contract.
     On October 11, 2011, the Court dismissed all claims against the Company under this lawsuit, with no right to appeal on the part of the Plaintiff.

GREENHUNTER ENERGY, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Series A Debenture Holders, et al.
     On or about June 29, 2007, GreenHunter issued a Private Placement Memorandum to potential investors for 10% Series A Secured Redeemable Debentures. The plaintiffs allege that the defendants fraudulently made representations to the plaintiffs that the debentures were collaterally backed by the biodiesel refinery, when in fact the only collateral for the Debentures was security in GreenHunter’s previously wholly owned subsidiary, GreenHunter BioFuels, Inc.
     Plaintiffs refiled an arbitration case for this matter to be heard in Houston, Texas. The parties have since conducted a preliminary hearing. There will be no discovery conducted between the parties and an arbitration hearing has now been set for January 2012. No amounts have been accrued as no losses are anticipated as a result of this claim. GreenHunter’s insurance carrier has been covering the cost of this litigation.
Note 13. Subsequent Events
     On October 13, 2011, the Company entered into an agreement to sell one of our office buildings in Grapevine, Texas, for $1.7 million to Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. The Company recognized a gain of $458 thousand on the sale of the building. A portion of the proceeds from the sale were used to reduce our note payable due November 30, 2017 by $1.4 million on the closing date.

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
Overview
     Prior to April 13, 2007, we were a startup company in the development stage and we have reentered the development stage effective July 1, 2010. Our previous business plan was to acquire and operate assets in the renewable energy sectors of, biomass, solar, wind, and geothermal. We refocused our efforts and currently have ongoing business initiatives in water management through GreenHunter Water, LLC and biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”). It is our goal to become a leading provider of water management solutions and clean energy products as it relates to the oil and gas industry.
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
Current Plan of Operations and Ability to Operate as a Going Concern
     Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. The lack of consistent and meaningful governmental support with tax incentives and other credit enhancements has had a serious detrimental effect on our previously planned business operations.
     As of September 30, 2011, we had a working capital deficit of $12.6 million which includes $4.3 million related to earlier construction activities at our Mesquite Lake Biomass Plant.
     We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances from our Chairman and Chief Executive Officer in exchange for promissory notes that have been consolidated and extended to December 31, 2011. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations. The total amount loaned against this letter of guarantee is approximately $922 thousand resulting in a remaining guarantee of $1.1 million as of September 30, 2011.
     Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect to receive $500 thousand in proceeds from the sale of our Ocotillo wind energy project after certain conditions are met which is estimated to be during the first quarter of 2012. Along with the revenue generated from our water management activities and letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we have a business segment that can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it relates to the oil and gas industry.

Water Resource Management
     Recent improvements in drilling and completion technologies have unlocked large reserves of hydrocarbons in multiple unconventional resources plays in North America. These new drilling methods often involve a procedure called hydraulic fracturing or hydrofracking. This process involves the injection of large amounts of water, sand and chemicals under high pressures into rock formations to stimulate production. Unconventional wells can require three to twelve million gallons of water to complete a hydrofracking procedure. Some portion of the water used in production process will return to the surface as a by-product or waste stream; this water is commonly referred to by operators in the oil and gas industry as frack-flowback. In addition to frack-flowback, oil and natural gas wells also generate produced salt water or brine which is water from underground formations that is brought to the surface during the normal course of oil or gas production. Because the water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The physical and chemical properties of produced water vary considerably depending on the geographic location of the field, the geologic formation, and the type of hydrocarbon product being produced. Produced water properties and volume also vary through the lifetime of a reservoir.
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
     Management, which has a significant and broad background in the oil and gas industry, has identified water reuse and water management opportunities in the energy industry as a new growth opportunity and is exploring various ways to reposition the Company to serve this growing segment through joint ventures, targeted acquisitions, development and deployment of water resource management technologies, and services including underground injection for disposal, evaporation, pre-treatment of water for underground injection for increasing oil recovery, offsite commercial disposal, onsite remediation and beneficial reuse.
     We have filed an application with the United States Patent and Trademark Office to register the term “Total Water Management Solutions” as a proprietary trademark for use in our customer-facing marketing materials. Within our water management business our branded water services and products include Frac-Cycle™ and RAMCAT™. Frac-Cycle is a technology-agnostic water treatment system for oilfield water recycling and reuse that is customized to meet the unique recycling characteristics of frack-flowback and produced water. Our Frac-Cycle systems are designed to return either clean brine or fresh water that can be used again for a subsequent hydraulic fracturing procedure. RAMCAT (Remote Access

Monitor Compliance Asset Tracking) is a well head management system and compliance tool that uses a combination of proprietary software, advanced hardware and communications technology to provide a method for remote well-head management. Both Frac-Cycle and RAMCAT are available for immediate deployment in the Marcellus Shale in Appalachia and the Eagle Ford Shale in South Texas and we have prospective customers either using or evaluating these services and systems.
     We recently entered into a definitive agreement to acquire approximately 99 mineral acres and 84 surface acres located in West Virginia where we will develop a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal. The acquisition will close in two phases where the first closing is anticipated on November 30, 2011 and the second closing will be upon the well commencing commercial operations. Total consideration to be paid consists of $750 thousand in cash and preferred stock to be valued at $300 thousand.
     Planned use for the West Virginia location includes treatment facilities for oilfield produced water, frac water and drilling mud, salt water disposal wells and heavy equipment and frac tank lay-down yards. The property to be acquired through this transaction is strategically located in the heart of the drilling activity within the Appalachian resource plays of the Marcellus Shale and the new Utica Shale, as well as being strategically located nearby existing highway infrastructure where water hauling trucks are prevalent.
     We have identified additional locations for water service and disposal facilities in the Appalachia and South Texas regions and are in various stages of negotiations with the owners of these properties for purchase or lease.
     On August 31, 2011, we secured an order to deploy a next-generation above ground temporary water storage system in the Marcellus Shale of the Appalachian Basin. In addition we entered into a definitive agreement to install and operate an onsite semi-portable water treatment facility in the Marcellus Shale. The process includes the removal of chemicals and impurities in a sufficient amount for reuse in new wells scheduled for fracture stimulation.
     On October 28, 2011, we secured a significant order to provide equipment rental and services which include thirty new frac storage tanks to an independent oil and gas company focused on Eagle Ford Shale drilling and development operations. The initial one year contract includes rental and management of multiple sized fluid tanks, including 500 BBL water storage tanks, manifolds and other services.
BioMass
     In May 2007, we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass waste-to-energy electricity facility located on a 40-acre site in unincorporated Imperial County, California. We began refurbishing the plant during 2008. During 2008, we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We executed a new power purchase agreement for this facility in October 2009 and we obtained the air permit in July 2010. We plan to resume construction on the facility, including an expansion of up to 10 Megawatts (“MW”), sometime during the first half of 2012, assuming additional sources of funding are obtained.
     Phase I of the project is anticipated to be operational by the end of 2012. When Phase II of the project is completed and in operation, which is anticipated by the second half of 2013, the Mesquite Lake biomass facility will burn annually more than 280,000 tons of waste woody biomass which will be converted into green electricity to serve residential and industrial users.
     Mesquite Lake is located in a region that the U.S. Bureau of Labor Statistics registers as having the highest unemployment rate in the United States of 27.3 percent, and the Imperial Valley Economic Development Corporation estimates that approximately 642 jobs will be directly or indirectly created as a result of the project development.
Wind Energy
     Until April 2007, our primary business was the investment in and development of wind energy farms. We continue to own rights to a potential wind energy farm located in southern California. The significant decrease in natural gas prices over the past several years has caused a similar decline in wholesale electric prices which has caused our ability to develop new wind projects to be commercially uneconomical.

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
Results of Operations
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010:
Total Revenues
     Our total revenue for the 2011 three month period was approximately $230 thousand versus $0 during the similar 2010 period. The increase is due to storage and other revenue generated through our water management segment.
Operating Costs
     Our operating costs were $207 thousand for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010. The increase is due to operating costs incurred by our water management segment.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was approximately $662 thousand and $1.6 million during the three months ended September 30, 2011 and 2010, respectively.
     Unallocated corporate SG&A decreased approximately $557 thousand between the two periods, from $1.2 million to $646 thousand. The decrease is due to decreased legal fees in the third quarter of 2011 as well as decreased share based payment costs resulting from time based options vesting between the periods.
     BioMass SG&A was a credit of approximately $6 thousand during the 2011 period resulting from a refund received versus expense of approximately $387 thousand during the 2010 period. The decrease is due to higher legal fees and other consulting fees incurred during the 2010 period.
Operating Income/Loss
     Our operating loss was $686 thousand in the 2011 period versus $1.6 million in the 2010 period. The decrease in the operating loss is due to operating income generated by our water management segment as well as the decrease in unallocated corporate and our BioMass segment SG&A described above.
     Our water management segment generated operating income of $5 thousand and $0 for the three months ended September 30, 2011 and 2010, respectively. The operating income in the 2011 period resulted from storage rental services provided.
     Our BioMass segment generated operating income of approximately $6 thousand and operating loss of $387 thousand during the three months ended September 30, 2011 and 2010, respectively. The decrease in operating loss is due to the decrease in SG&A costs incurred by the BioMass segment as described above.
     Our unallocated corporate operating loss was $694 thousand for the 2011 period compared to operating loss of $1.2 million during the 2010 period. The decrease in loss resulted from decreased SG&A expenses described above.

Other Income and Expense
     Other expense was $180 thousand in the 2011 period compared to other income of $563 thousand for the 2010 period. The decrease in other income is due to the settlement of trade payables at less than full value in the 2010 period versus none in the 2011 period, net of unrealized gain on convertible securities of $13 thousand in 2011 versus none in 2010.
Preferred Stock Dividends
     Dividends on our preferred stock were $160 thousand in the 2011 period versus $164 thousand in the 2010 period. The decrease in preferred dividends is the result of accrued dividends converted into stated value on September 30, 2010 and March 31, 2011, net of $1.8 million of preferred converted to units in June 2011.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010:
Total Revenues
     Our total revenue for the nine month 2011 period was approximately $230 thousand versus $0 during the similar 2010 period. The increase is due to storage revenue generated through our water management segment.
Operating Costs
     Our operating costs were $207 thousand for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2010. The increase is due to operating costs incurred by our water management segment.
Loss on Impairments
     Loss on impairments was $0 and $161 thousand during the nine months ended September 30, 2011 and 2010, respectively. The impairment recognized in the 2010 period resulted from the write off of assets on inactive projects.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) was approximately $2.8 million and $3.4 million during the nine months ended September 30, 2011 and 2010, respectively, which included $345 thousand and $1.2 million, respectively, of non-cash stock compensation expense included in unallocated corporate SG&A as described below.
     Unallocated corporate SG&A decreased approximately $845 thousand between the two periods, from $3.3 million down to $2.5 million. The decrease is due mainly to decreased share based compensation resulting from the vesting of options between periods.
     BioMass SG&A was approximately $274 thousand during the 2011 period versus approximately $34 thousand during the 2010 period. The increase is due to $588 thousand of cancelled consultant fees related to a consulting agreement canceled during the nine months ended September 30, 2010, net of decreased in legal fees incurred in the 2011 period.
     Wind Energy SG&A decreased approximately $14 thousand, down to $1 thousand for the nine months ended September 30, 2011, resulting from the Company not pursuing any new wind projects during the period.
Operating Loss
     Our operating loss was $2.9 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in operating loss is caused by the decrease in SG&A expenses incurred by unallocated corporate and decreased loss on impairments described above partially offset by the operating income generated from out Water Management segment and increased SG&A expenses incurred by our BioMass segment.

     Our operating loss generated by our Wind Energy segment decreased by $176 thousand, down to $5 thousand from $180 thousand during 2010 due to decreased impairment charges taken to wind projects.
     Our BioMass segment generated operating losses of $274 thousand during 2011 and $34 thousand during 2010. The increase in loss is due to the increase in SG&A expense as described above.
     Our Water Management segment generated operating income of $5 and $0 during the nine months ended September 30, 2011 and 2010, respectively. The operating income in the 2011 period resulted from storage rental services provided.
     Our unallocated corporate operating loss was $2.6 million for the 2011 period, compared to operating loss of $3.5 million during the 2010 period. The decrease in loss resulted from decreased SG&A expenses described above.
Other Income and Expense
     Other expense was $747 thousand in the 2011 period compared to other income of $2.4 million for the 2010 period. The decrease in other income is due to the settlement of trade payables at less than full value in the 2010 period versus none in the 2011 period.
Preferred Stock Dividends
     Dividends on our preferred stock were $511 thousand in the 2011 period versus $484 thousand in the 2010 period. The increase is the result of accrued dividends converted into additional stated value which accrues dividends at 10%, net of a decrease in dividends resulting from the conversion of $1.8 million of preferred to units during June 2011.
Liquidity and Capital Resources
Cash Flow and Working Capital
     As of September 30, 2011, we had cash and cash equivalents of approximately $15 thousand and a working capital deficit of $12.6 million as compared to cash and cash equivalents of $360 thousand and working capital deficit of $52.4 million as of September 30, 2010. Our working capital deficit at September 30, 2010 included $44.1 million of liabilities associated with assets held in receivership from the BioFuels entity that was subsequently disposed.
Operating Activities
     During the nine months ended September 30, 2011, operating activities used $1.7 million versus $6.3 million by operating activities during the nine months ended September 30, 2010. We continue to have insufficient operating sources of income with which to pay our operating costs. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.
Financing Activities
     During the nine months ended September 30, 2011, our financing activities provided $1.6 million compared to $287 thousand for the nine months ended September 30, 2010. The cash provided during the 2011 period resulted from proceeds of $1.0 million from the issuance of common stock and warrants under our private placement offering and proceeds from borrowing on notes payable of $702 thousand, $670 thousand of which was from the Chairman and CEO. We made payments on notes payable of $157 thousand during the nine months ended September 30, 2011. In the 2010 period, the cash provided by financing activities was made up of borrowing on notes payable of $666 thousand, net of repayment on notes payable of $198 thousand and payment of deferred financing costs of $181 thousand.
Investing Activities and Future Requirements
Capital Expenditures
     During the first nine months of 2011, we had capital expenditures of $7 thousand. During the first nine months of 2010, we had cash flows used by investing activities of $505 thousand, which was made up of cash capital expenditures of $1.3 million and expenditures related to the power purchase agreement of $1.2 million, partially offset by a change in restricted cash of $2.0 million.

BioMass
     We are seeking financing for a minimum of $24 million and a maximum of $34 million in capital expenditures for the biomass plant during the remainder of 2011 and first part of 2012. The use of proceeds would be to refurbish and fund the expansion costs at the Mesquite Lake biomass facility near El Centro, California.
Water Resource Management
     On August 2, 2011, GreenHunter Water, LLC, entered into a definitive agreement to acquire approximately 99 mineral acres and 84 surface acres located in West Virginia where we will develop a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal. The acquisition will close in two phases where the first closing is anticipated on November 30, 2011 and the second closing will be upon the well commencing commercial operations. Total consideration to be paid consists of $750 thousand in cash and preferred stock to be valued at $300 thousand.
     Planned use for the West Virginia location includes treatment facilities for oilfield produced water, frac water and drilling mud, salt water disposal wells and heavy equipment and frac tank lay-down yards. The property to be acquired through this transaction is strategically located in the heart of the drilling activity within the Appalachian resource plays of the Marcellus Shale and the new Utica Shale, as well as being strategically located nearby existing highway infrastructure where water hauling trucks are very prevalent.
     We have indentified additional locations for water service and disposal facilities in the Appalachia & South Texas regions and are in various stages of negotiations with the owners of these properties for purchase or lease.
     On August 31, 2011, we secured an order to deploy a next-generation above ground temporary water storage system in the Marcellus Shale of the Appalachian Basin. In addition we entered into a definitive agreement to install and operate an onsite semi-portable water treatment facility in the Marcellus Shale. The process includes the removal of chemicals and impurities in a sufficient amount for reuse in new wells scheduled for fracture stimulation.
     On October 28, 2011, we secured a significant order to provide equipment rental and services which include thirty new frac tanks to an independent oil and gas company focused on Eagle Ford Shale drilling and development operations. The initial one year contract includes rental and management of multiple sized fluid tanks, including 500 BBL water storage tanks, manifolds and other services.
Obligations Under Material Contracts
     We have an outstanding employment agreement with an executive officer through September 30, 2011. Our maximum commitment under the employment agreement, which would apply if the employee covered by the agreement was involuntarily terminated during a change in control, was $500 thousand at September 30, 2011.
Related Party Transactions
     During the nine months ended September 30, 2011, we earned storage revenue for providing water storage tanks for lease to Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Storage and other revenue totaled $230 thousand for the three and nine months ended September 30, 2011 and $0 for the three and nine months ended September 30, 2010.
     During the nine months ended September 30, 2011, we obtained accounting services for a fee and provided office space and services for a fee to Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Office related services revenues net of professional services expense totaled $66 thousand and $107 thousand for the three and nine months ended September 30, 2011 and $30 thousand and $90 thousand for the three and nine months ended September 30, 2010.
     During the nine months ended September 30, 2011, the Company has borrowed an additional $100,000 under a promissory note due to the Company’s Chairman and Chief Executive Officer. On May 6, 2011, the maturity date was extended to December 31, 2011. The Company also borrowed an additional $570,000 under a new promissory note at an interest rate of 14% from the Chairman and Chief Executive Officer. On June 21, 2011, principal in the amount of $500,000 from the 10%

Promissory Note was converted to 250,000 units which were offered under our private placement of common stock and warrants. See Note 8, Stockholders’ Equity, for more information.
     On October 13, 2011, the Company entered into an agreement to sell one of our office buildings in Grapevine, Texas, for $1.7 million to Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. The Company recognized a gain of $458 thousand on the sale of the building. A portion of the proceeds from the sale were used to reduce our note payable due November 30, 2017 by $1.4 million on the closing date.
Off-Balance Sheet Arrangements
     From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2011, the off-balance sheet arrangements and transactions that we have entered into include an employee agreement. We do not believe that this arrangement is reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through September 30, 2011.
Commodity Price Risk
     Our Mesquite Lake facility will consume woody biomass as fuel to generate electricity. The woody biomass will be made up of any organic material not derived from fossil fuels, such as agriculture crop residue, orchard prunings and removals, stone fruit pits, nut shells, vineyard prunings, cull logs, eucalyptus logs, bark, lawn clippings, yard and garden clippings, leaves, silvicultural residue, tree and brush prunings, wood and wood chips and wood waste. We have performed a fuel availability study and believe there is ample woody biomass available at economically feasible prices in the geographic area surrounding Mesquite Lake. However, a number of factors including continued decline in economic activity, adverse weather conditions and competition from other consumers of woody biomass could result in reduced supply or higher prices for woody biomass which could increase our costs to produce electricity. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Bioversel, Inc

     Bioversel brought suit against the Company on September 24, 2008, alleging that the Company has repudiated its biodiesel tolling agreement, as amended with the plaintiff. The plaintiff alleged breach of contract, fraud, and conversion regarding defendant’s ability to process feedstock into biodiesel under the contract. The Company filed a countersuit against Bioversel, Inc. for failure to make payments to defendant under the contract.
     On October 11, 2011, the Court dismissed all claims against the Company under this lawsuit, with no right to appeal on the part of the Plaintiff.
Certain Series A Debenture Holders
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
     Plaintiffs filed an arbitration case for this matter to be heard in Houston, Texas. The parties have since conducted a preliminary hearing. There will be no discovery conducted between the parties and an arbitration hearing has now been set for January 2012. No amounts have been accrued as no losses are anticipated as a result of this claim. GreenHunter’s insurance carrier has been covering the legal cost of this litigation.
Item 6. Exhibits

Exhibit
Number	Exhibit Title
3.1*	Certificate of Incorporation

3.2*	Amendment to the Certificate of Incorporation

3.3*	Bylaws

4.1***	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock

4.2***	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC

4.3*	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors

4.4***	Certificate of Designations of 2008 Series B Convertible Preferred Stock

10.1*	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility

10.2*	Registration rights agreement, dated March 9, 2007 between GreenHunter Energy, Inc. and certain institutional investors

10.3*******	Employment Agreement with Jonathan D. Hoopes

10.4**	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.5****	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

10.6******	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

Exhibit
Number	Exhibit Title
10.7*****	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the Company’s Form 10, dated October 19, 2007

**	Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008

***	Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008

****	Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009

*****	Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010

******	Incorporated by reference to the Company’s Form 10-K, dated December 31, 2009

*******	Incorporated by reference to the Company’s Form 8-K, dated October 2, 2009

†	Filed herewith

††	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.
Date: November 14, 2011	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
President and Chief Operating Officer

Date: November 14, 2011	By:	/s/ David S. Krueger
David S. Krueger
Vice President and Chief Financial Officer