Form 10-K
period 2011-12-31
GreenHunter Energy, Inc.
filed 2012-03-30
CIK 1410056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the

Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of voting stock held by non-affiliates was $9,802,553 as computed by reference to the closing price on that date.

The number of shares outstanding of the registrant’s common stock at March 29, 2012 was 27,454,454.

PART I

Item 1.	Business

Our Business

GreenHunter was incorporated in the State of Delaware on June 7, 2005 and was intended to be the first publicly traded renewable energy company based in the United States that provided investors a portfolio of diversified assets in the alternative energy sector. Our original business plan was to acquire businesses, develop projects and operate assets in the renewable energy sectors of biomass, biodiesel, wind, solar, geothermal and clean water. We intended to become a leading provider of clean energy products offering residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources. Headquartered in Grapevine, Texas, we were formed with the aim of changing the way power and renewable energy fuels are produced and ultimately distributed.

We have recently implemented a new business strategy of focusing on the water resource management business as it relates specifically to the oil and gas industry. We have assembled a suite of water management products and services and market them under the Total Water Management Solutions™ brand which we describe in further detail below. It is our intention to develop water solutions needed for shale or “unconventional” oil and gas exploration, which will likely include salt water disposal wells, water recycling technologies, trucking and advanced fluids logistics solutions, water storage tank equipment and rental, environmental clean-up services and fresh water procurement.

As part of this new strategic initiative, we have recently entered into definitive agreements to acquire or lease acreage in the Marcellus, Eagle Ford and Bakken Shale areas located in Appalachia, South Texas and Eastern Montana, respectively. We have the intention of developing commercial water service facilities on such properties. In addition, we have deployed a modular above-ground temporary water storage system in the Marcellus Shale and have entered, installed and operated an onsite semi-portable water treatment facility in this region. In response to requests from current and prospective customers, we are evaluating alternatives to design and engineer, fabricate or acquire a proprietary next-generation modular above-ground water storage system and license new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse.

Hydraulic Fracturing

Recent improvements in drilling and completion technologies have unlocked large reserves of hydrocarbons in multiple unconventional resources plays in North America. These new drilling methods often involve a procedure called hydraulic fracturing or hydrofracking. This process involves the injection of large amounts of water, sand and chemicals under high pressures into rock formations to stimulate production. Unconventional wells can require more than four million gallons of water to complete a hydrofracking procedure. Some portion of the water used in production process will return to the surface as a by-product or waste stream; this water is commonly referred to by operators in the oil and gas industry as frac-flowback. In addition to frac-flowback, oil and natural gas wells also generate produced salt water, or brine, which is water from underground formations that is brought to the surface during the normal course of oil or gas production. Because the water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The physical and chemical properties of produced water vary considerably depending on the geographic location of the field, the geologic formation, and the type of hydrocarbon product being produced.

Produced water properties and volume also vary through the lifetime of a reservoir. Produced water is the largest volume by-product or waste stream associated with oil and gas exploration and production. Although the details on generation and management of produced water are not well understood on a national scale, the U.S. Department of Energy’s National Energy Technology Laboratory (NETL) estimates that the total volume of produced water generated by U.S. onshore and offshore oil and gas production activities in 2007 was nearly 21 billion barrels, or 882 billion gallons. While produced water (also known as oil field brine, or brine, due to its high salinity content) can be reused if certain water quality conditions are met, over two billion gallons of brine water generated by the oil and gas industry is injected every day into approximately 144,000 Class II wells that are in operation in the United States according to the United States Environmental Protection Agency. After treatment, oilfield brine water is also discharged under National Pollutant Discharge Elimination System (NPDES) permits. The remaining 5 percent is managed through beneficial reuse or disposed through other methods including evaporation, percolation pits, and publicly owned treatment works.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing are expected to result in increased costs and additional operating restrictions for oil and gas explorers and producers in the future. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Sponsors of two companion bills, which are currently pending in the House Energy and Commerce Committee and the Senate Committee on Environment and Public Works Committee, have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, this legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens for oil and natural gas operators. Several states are also considering implementing, or in some instances, have implemented, new regulations pertaining to hydraulic fracturing, including the disclosure of chemicals used in connection therewith and the disclosure of cradle-to-grave tracking of the byproducts therefrom. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting the hydraulic fracturing process, would make it more difficult and more expensive to complete new wells in the unconventional shale resource formations and increase costs of compliance and doing business for oil and natural gas operators.

Our management, which has significant backgrounds in the oil and natural gas industry, has identified water reuse and water management opportunities in the energy industry as a potentially high growth opportunity and is exploring various ways to reposition us to serve this growing segment through joint ventures, targeted acquisitions and development of water management technologies including facilities for underground injection for disposal, accelerated evaporation, pre-treatment of water for underground injection for increasing oil recovery, offsite commercial disposal, onsite remediation and beneficial reuse.

GreenHunter Water, LLC, or GreenHunter Water, our wholly owned subsidiary, is focused on water resource management specifically as it pertains to the unconventional oil and natural gas shale resource plays with current business operations in the Appalachian and South Texas basins. GreenHunter Water is committed to providing a full range of solutions to address producers’ current needs and is built upon an identified need in the oilfield, to deliver a Total Water Management Solution™ to our customer base through long term agreements. Our Total Water Management Solutions™ are custom developed to meet producers’ water resource planning needs. These solutions include owning and operating saltwater disposal facilities, fluids handling and hauling and logistics services, frac tank and next-generation modular above-ground tank rentals, mobile water treatment technologies and remote asset tracking to provide as value added services to our customers.

Disposal Wells

Typically, shale wells produce significant amounts of water that, in most cases, require disposal. The Underground Injection Control Program (UIC Program) of the United States Environmental Protection Agency (EPA) is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground for storage and disposal. The UIC Program designates five separate injection well classes based on similarity in the fluids injected, activities, construction, injection depth, design, and operating techniques. This categorization ensures that wells with common design and operating techniques are required to meet appropriate performance criteria for protecting underground sources of drinking water (USDWs). GreenHunter Water owns, operates and is developing Class II wells for the injection of brine and other fluids that are associated with oil and gas production. GreenHunter Water is developing or considering the acquisition of salt water disposal facilities located in Ohio, West Virginia, South Texas, Montana, North Dakota and Oklahoma to service the Marcellus, Utica, Eagle Ford, Bakken, Mississippian and Anadarko Woodford Shale plays, respectively.

We recently entered into a definitive agreement to acquire approximately 5 surface acres, including the existing well, located in West Virginia where we are developing a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal operations. The acquisition will close in two phases, where the first closing occurred on December 15, 2011 and the second closing will occur once the well commences commercial operations. Total consideration is approximately $375,000, which will consist of approximately $187,500 in cash plus an additional approximately $94 thousand in unregistered shares of our common stock and approximately $94 thousand in unregistered shares of our Series C Preferred Stock. The well was recently worked over and new down hole equipment has been installed. The surface facilities are currently under construction. The facility is scheduled to become operational during the 2nd quarter of 2012. The facilities will include 6 truck unloading stations, a pump house with redundant pumps for fail-over operations and in excess of 4,000 BBL of storage capacity. The initial test on the well indicates that the well will handle a minimum of 3,000 BBL / day of fluid injection.

On February 17, 2012, we closed on the acquisition of 100% of the ownership interest of three fully operational commercial salt water disposal (SWD) wells and associated facilities located in Washington County, Ohio and Lee County, Kentucky. The total purchase price for this acquisition was approximately $8.8 million. The assets acquired also included a fleet of nine (9) water hauling vacuum trucks, and 37 frac tanks (500 barrel capacity each). Total current salt water disposal capacity is 9,000 barrels per day (BBL/D), of which 6,000 BBL/D is from two wells located in Ohio and approximately 3,000 BBL/D is from one well located in Kentucky.

Due to the strong demand for SWD services in the Marcellus and the evolving Utica Shale plays, utilization rates at the Ohio facility have been at or near 100% capacity for the last several months. Nearly all of the daily capacity in Ohio has been reserved under multiple disposal capacity contracts with major oil & gas companies and large independent exploration and production companies active in the region. These capacity contracts also typically contain rights for us to provide fluid transportation trucking on a first-call basis. Management is presently exploring various options to increase usage at the Kentucky facility by leveraging a combination of truck hauling and barge logistics.

We entered into a lease agreement in January 2012, in Roosevelt County, Montana to develop a commercial disposal facility and establish our presence in the Williston Basin. The lease includes 6 acres of land with highway frontage to be used for a lay down yard and a brine injection well. We have identified additional locations for water service and disposal facilities in the Appalachia, South Texas, Oklahoma and Williston Basin regions and are in various stages of negotiations with the owners of these properties for purchase or lease. At locations where we have secured leases or purchase agreements on real property, we have begun the process of permitting, well drilling or recompletion and surface facility development.

Fluids Handling, Hauling and Logistics

Produced water and frac-flowback is hauled via truck transport or is pumped through pipelines from its origin at the oilfield tank battery or drilling pad to the disposal location. Truck operators are required to possess commercial driver licenses (CDL) and the trucks are registered with the U.S. Department of Transportation (DOT) and respective State agencies in which the trucks will operate. Depending on the state and contents of the load, trucks are labeled with placards that read “Residual Waste” or “Brine” and may be required to display a DOT-407 placard if the contents are flammable or combustible as may occur when hydrocarbons are withdrawn from the tank battery alongside the water. Trucks typically used for hauling waste brine range in capacity from 80 barrel “bobcats” to 130 barrel “tankers” that are equipped with vacuum pumps. Producers of the waste product are charged for hauling at pre-determined hourly rates which vary depending on truck size and often include an accounting of the return “dead-head” trip.

In addition to hauling fluids by truck, we are exploring various alternative means of water transport that include temporary and permanent above-ground or below-ground pipeline systems, and the use of rail and barge transport. The primary objectives are reducing road traffic while maintaining adherence to current and expected future environmental regulations, improving safety for the neighboring communities, our employees and the employees of our customers, and ultimately reducing our customers’ total cost of water management while generating improved returns on our deployed capital.

GreenHunter Water has identified water hauling capacity as a constrained resource in our target areas of operation and we are actively pursuing contracts for traditional hauling and advanced logistics services as part of our Total Water Management SolutionsTM portfolio offering. Our ability to generate revenues in this market is dependent on our ability to source capital for expansion, hire and train operating personnel and maintain our fleet of equipment so it is available when needed.

Equipment and Tank Rentals and MAG Tank™

GreenHunter Water has assembled a large variety of equipment and tanks for rental. Products available in the Eagle Ford and Marcellus Shale areas include the following: 500 BBL frac Tanks, 425 BBL Weir Tanks, modular above-ground temporary storage tanks to replace frac ponds, available up to 41,000 BBL in capacity, frac manifolds and glass lined steel tanks, up to 100,000 BBL.

On August 31, 2011, we secured an order to deploy a next-generation modular above-ground temporary water storage system in the Marcellus Shale of the Appalachian Basin. In addition, we entered into a definitive agreement with a related party to install and operate an onsite semi-portable water treatment facility in the Marcellus Shale. The project included the removal of chemicals and impurities in a sufficient amount for reuse in new wells that were scheduled for fracture stimulation. We completed this project in December 2011. The project included the treatment of a gel frac flowback and multiple sources of flowback water blended together. The treatment also served as a proof of concept for our MAG TankTM product line. Subsequently, we contracted with an engineering firm to finalize the design and modifications to our proprietary MAG TankTM product line. The feedback received from our customer base is that a single tank size is not adequate, so we have worked with multiple consultants and engineering groups to design a flexible footprint for the MAG TankTM allowing a larger variety of storage capacities.

On October 28, 2011, we secured a significant order from a related party to provide equipment rental and services which include thirty new frac storage tanks to an independent oil and gas company focused on Eagle Ford Shale drilling and development operations. The initial one year contract includes rental and management of multiple sized fluid tanks, including 500 BBL water storage tanks, manifolds and other services.

The Company recently purchased new equipment assets to be used to service a new long term contract to haul and dispose produced water for several major oil companies that control significant mineral leasehold acreage positions in the Marcellus and Utica Shale plays located in Pennsylvania, West Virginia and Ohio. New revenues from these assets are estimated to exceed $3.2 million during calendar 2012. The equipment consists of five new (2012 vintage) Peterbilt 388 trucks, five (5) 130 BBL Vacuum Trailers and five (5) vacuum pumps and related equipment.

Frac-Cycle™

Frac-Cycle is the general name for our water treatment service. We use a technology agnostic and vendor neutral approach to treat produced oilfield water. Due to the unique characteristics of water from different shale plays, unique flow-back within a single basin and differing objectives between operators due to company-specific initiatives, GreenHunter Water, in consultation with operators, has determined that no one water reuse system is ideal for all areas. We have evaluated and continue to evaluate multiple technologies and will select those that provide cost-effective solutions for the desired level of treatment for the operator’s needs. While most operators are targeting a clean brine output, Frac-Cycle’s flexible approach and design allows the user to take in flow-back or produced water and recycle to either clean brine or fresh water. Recycled water can be used in subsequent frac jobs and in some cases, an NPDES permit can be obtained to discharge fresh water into a stream.

We entered into a definitive agreement to install and operate an onsite semi-portable water treatment facility in the Marcellus Shale area. We are also evaluating alternatives to acquire or license the technology to treat water used in hydraulic fracturing.

RAMCAT™

RAMCAT (Remote Access Management Compliance Asset Tracking) by GreenHunter Water is a cutting-edge, well-head management system and compliance tool that bundles a unique combination of proprietary software, advanced hardware and industry-standard communications technologies to provide an extremely powerful, effective and user-friendly method for remote activity observation via a web-based portal for management of well-head fluids.

RAMCAT includes online data monitoring which provides oil and natural gas producers near real-time dynamic information on fluid levels, tank temperature, recent transactions, date and time of on-load and off-load, truck and driver identification, H2S and critical condition alarms, battery voltage, and more. The RAMCAT system enables closed-loop accountability of all well-head produced water and offers best-in-class environmental and regulatory compliance.

RAMCAT revenues are comprised of hardware sales (realized at installation) and communications services (realized on a recurring basis over the term of the contract). In addition to margins associated with these revenues, we believe our “inside the fence” presence with an operator will provide a basis from which to offer other products and services.

When coupled with our state-of-the-art fluids transportation fleet and Class II Underground Injection Control compliant salt water disposal facilities, RAMCAT ensures cradle-to-grave monitoring of oilfield fluid waste streams that exceeds U.S. EPA standards.

According to the Ohio Department of Natural Resources, new standards for transporting, monitoring and disposing of oilfield brine by-products in Ohio, will include:

1.	Requiring brine haulers to install electronic transponders to ensure “cradle to grave” monitoring of all shipments;

2.	Requiring the installation of a continuous pressure monitoring system, with results being electronically available for review; and

3.	Requiring the installation of an electronic data recording system for purposes of tracking all fluids brought by a brine transporter for injection.

Each of these safety features was addressed during 2011 by GreenHunter Water in the original design specification of our products and are provided as basic features of RAMCAT which are currently deployed and operational on existing properties located in Ohio.

Marketplace Opportunity

Unconventional hydrocarbon production continues to grow as a percentage of all domestic onshore production in the United States. In almost all cases, water will be an associated by-product of this production and will require handling and disposal. Currently, producers can either manage their own water disposal and facilities, or they can contract with third-party service providers. Based upon our industry research, we do not believe that there is any one, third party water disposal company that would account for meaningful marketshare in any of the basins we are currently targeting to provide our bundle of services. Furthermore, given the smaller independent nature of these third-party service providers, we believe that they may face more obstacles in meeting the ever-changing regulatory requirements. In addition, most producers view water disposal for what it is, a by-product of their primary business of producing hydrocarbons. As a result, we believe that if we can demonstrate a complete water management and disposal product offering in multiple basins, we could position GreenHunter to become a one-stop Total Water Management Solutions service provider to oil and natural gas producers operating across multiple basins.

Customers and Contracts

The amount of water that can be disposed of in any one facility is dependent upon both regulatory permits, as well as the ability of the underground geologic formation to accept or absorb the waste water. As a result, the amount of waste water that GreenHunter will be able to dispose of at any one time will be finite. We expect as a result, that we will enter into long-term disposal contracts with producers whereby we will assure them a certain amount of disposal capacity for their utilization. Our goal when feasible would be to enter into take-or-pay contracts whereby we provide a certain amount of disposal capacity that is paid for by the producer, whether they actually utilize that capacity or not. As a result, we believe that we could enter into long-term contracts that will generate a certain level of assured revenue. Our plan to incorporate multiple disposal wells in certain geographic areas allows us to diversify risk of a well closing down for a temporary outage or a complete well shut-in in the event that the well is no longer accepting water into the downhole formation in commercially viable volumes.

In addition, based upon limited current disposal capacity versus demand for our services, we anticipate that we could enter into contracts subject to us being able to increase our disposal capacity through additional acquisition, or disposal well drilling. In this scenario, we would have a comfort level as to the potential revenue and profit to be recognized prior to undertaking any capital expenditure, thereby reducing our growth risk.

As a customer base is secured with long-term disposal and fluids logistics contracts, we anticipate that we will be able to broaden our product offering to increase our net revenue per barrel of water hauled, treated or disposed through the various other services that we provide.

Other Assets and Business Opportunities

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

GreenHunter Mesquite Lake, LLC

GreenHunter Mesquite Lake, LLC, which we refer to as GreenHunter Mesquite Lake, was formed on August 21, 2009 as the result of the conversion of GreenHunter Mesquite Lake, Inc., a Delaware corporation, to GreenHunter Mesquite Lake. As a result of the conversion, the sole shareholder of GreenHunter Mesquite Lake, Inc., which is the Company, became the sole member of GreenHunter Mesquite Lake. GreenHunter Mesquite Lake was not formed as a “special purpose” entity and, pursuant to the limited liability company agreement, GreenHunter Mesquite Lake was organized and is authorized to transact any and all lawful business for which limited liability companies may be organized under the Delaware Limited Liability Company Act and that is not forbidden by the law of the jurisdiction in which GreenHunter Mesquite Lake engages in that business. GreenHunter Mesquite Lake’s primary business objective is to retrofit and re-power the Mesquite Lake Resource Recovery Plant, which we refer to as the facility, using existing biomass processing technology into a profitable electricity power plant.

The facility

The facility is the Mesquite Lake Resource Recovery Plant, an 18 MW (gross) waste-to-energy facility located in unincorporated Imperial County, California. This plant is owned by GreenHunter Mesquite Lake. The facility was originally built in 1989 at a cost of approximately $68 million to process cow manure into electricity and operated until December 1994, when its power purchase agreement was repurchased by Southern California Edison. Several modifications were implemented during its operating life to improve plant performance leading to a 95% on-line capacity factor during its last year of operation. The plant has not operated since 1994 and is currently not generating electricity and is in a dormant state.

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

Biomass consisting of wood and agricultural waste will be placed and burned in an open-bottom bubbling bed boiler connected to the existing waste heat boilers. The facility is expected to process approximately 824 tons per day (280,000 tons per year) of wood and agricultural waste. The fuel supply for the facility will be a blend of dry wood and green wood which will produce approximately 5,000 Btu per pound on average. The steam generated by the boilers will expand across the two steam turbine-generators that will produce up to 28 MW of renewable electricity. Approximately 3.5 MWs of renewable electricity will be used to power the facility, and up to 27 MWs will be sold to the district under the power purchase agreement. Any excess electricity may be sold to third parties.

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

The renewable power incentives instituted in the past year have resulted in a situation which makes the refurbishment of the facility economic. GreenHunter Mesquite Lake estimates the total costs of construction and refurbishment to be approximately $54 million for a total investment by it in the facility (some of which was previously made) of approximately $74 million. Current costs to build a biomass facility of the same size would be approximately $100 million, thereby making it much more cost effective to refurbish the existing facility than build a new facility. In addition, the physical characteristics of the facility are strong assets, the electrical infrastructure of the facility is in excellent operational shape and the power generation and distribution infrastructure of the facility is in very good condition with a limited amount of overhaul needed.

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

Current GreenHunter Energy Wind Projects

We currently do not have a wind project in which we are active. We have in the past developed projects in Texas, California, Wyoming and Montana. In light of today’s difficult credit markets, the low price of natural gas environment and our current strategic focus on water management services to unconventional shale operators, it is management’s current intention to no longer continue to explore wind projects. Management developed a wind project in Imperial County, California, known as the Ocotillo wind project. We had 6,280 acres under lease with the Bureau of Land Management with the potential for 150 MW.

The Company sold the Ocotillo wind power development project to Ocotillo Express, LLC, a wholly-owned subsidiary of Pattern Renewables, LP, for an initial cash payment plus additional required cash milestone payments that will be determined in the future based on the amount of installed megawatts of power generation ultimately constructed at the project site. Ocotillo Express, LLC received a notice of Availability that the Final Environmental Impact Survey (FEIS) was published in the Federal Register on March 9, 2012. We have received $500,000 to date from the sale of the Ocotillo wind project. Prior to construction, Ocotillo Express must still go through a formal process in which the Bureau of Land Management makes a Record of Decision and gives a Right-of-Way Grant. It is anticipated that the Company will receive approximately $4.8 million in additional consideration during 2012 based upon Ocotillo Express, LLC’s progress on the permitting approval front and their expressed intention to begin construction on this project in 2012.

Executive Offices and Additional Information

Our executive offices are located at 1048 Texan Trail, Grapevine, Texas 76051, and our telephone number is (972) 410-1044. Our website is www.greenhunterenergy.com. Additional information that may be obtained through our website does not constitute part of this prospectus. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors

RISK FACTORS

An investment in our securities involves many risks. You should carefully consider the following risks and all of the other information contained in this prospectus and in the documents incorporated by reference herein before making an investment decision. In evaluating our company, the factors described below should be considered carefully. The risks and uncertainties described in this prospectus and the documents incorporated by reference herein are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business. If any of the risks and uncertainties described in this prospectus or the documents incorporated by reference herein actually occur, our business, financial condition and results of operations could be adversely affected in a material way.

Risks Related to Our Business

We have continued to experience losses from our ongoing operations and we have doubts about our ability to continue as a going concern.

We are dependent upon our ability to obtain sufficient financing to continue our development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations. We will be required to raise additional financing to fully implement our entire business plan. Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets, particularly those for renewable energy companies. We have continued to experience losses from our ongoing operations and have doubts about our ability to continue as a going concern.

On November 18, 2011, we received notice from the Exchange Staff of the NYSE Amex LLC indicating that we are below one of the Exchange’s continued listing requirements of the NYSE Amex LLC’s Company Guide due to our sustaining losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, that we will be able to continue operation and /or meet our obligations as they become due as set forth in Section 1003 (a)(iv) of the Company Guide. Should we be unable to meet the continued listing requirements, our common stock may be delisted and it would become very difficult to trade our shares based on a lack of liquidity. In addition, a delisting of our common stock would make it difficult for us to list the shares of our Series C Preferred Stock on the NYSE Amex, thus limiting your ability to trade such shares.

We have a limited operating history, and our business may not be as successful as we envision.

We are in an early stage of our current business plan. We have a limited operating history with respect to the construction and operation of water management facilities for “unconventional” oil and gas exploration and production activities. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the water management industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite our best efforts, we may never overcome these obstacles to achieve financial success.

Our business is speculative and dependent upon the implementation of our new business strategy, as well as our ability to enter into agreements with third parties for necessary financing for the construction of facilities related to our water management operations. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

We have significant debt that could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a relatively high amount of indebtedness. As of December 31, 2011, we had total indebtedness of approximately $8.5 million. We also were unable to satisfy our interest obligations on our outstanding 9% Series B Senior Secured Redeemable Debentures during the period from March 2011 through December 2011. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. In addition, our ability to obtain additional financing in the future may be impaired by our leverage and existing debt covenants. Our indebtedness could result in the following:

•	Make it more difficult for us to satisfy our obligations;

•	Increase our vulnerability to general adverse economic and industry conditions;

•

Require us to dedicated a portion of our cash flow from operations to payment on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures;

•	Force us to sell assets or seek additional capital to service our indebtedness, which we may be unable to do at all or on terms favorable to us;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Place us at a disadvantage compared to our competitors that have less debt; and

•	Limit our ability to borrow additional funds.

We are dependent upon our key personnel.

Our operations and financial success will significantly depend on our managerial personnel. Our managerial personnel have the right to make all decisions with respect to management and operation of our business and affairs. We are dependent on our executive officers and key personnel and our ability to attract and retain qualified personnel. Our profitability could be adversely affected if we lose members of our management team. We have not entered into any employment agreements with any of our management personnel nor have we obtained “key man” life insurance on any of their lives. Further, our officers’ and directors’ allocation of their time to other business interests could have a negative impact on our ability to achieve our business objectives. All of our officers are required to commit their full work hour time to our business affairs, with the exception of Gary C. Evans, our Chairman and Chief Executive Officer, and David S. Krueger, our Chief Financial Officer, who maintain officer and/or director positions and relationships with other companies.

We may not be able to meet our capital requirements.

Capital expenditures to build and operate our water management facilities, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses will all require a substantial amount of additional capital and cash flow. Our subsidiary, GreenHunter Water, has identified water hauling capacity as a constrained resource in our target areas of operations and we are actively pursuing contracts for this service as part of our Total Water Management Solutions portfolio offering. Our ability to generate revenues in this market is dependent our ability to source capital for expansion, hire and train operating personnel and maintain our fleet of equipment so it is available when needed.

We will be required to pursue sources of additional capital through various means, including joint venture projects, which may include a profit sharing component, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing or strategic business combination transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely, and these are likely to be dilutive to the existing stockholders as we issue additional shares of common stock to investors in future financing transactions and as these financings trigger anti-dilution adjustments in existing equity-linked securities. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy and water management industry, and the fact that we are a new enterprise without a proven operating history. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from any future operations, are not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Risks Related to Our Water Management Business

We are subject to United States federal, state and local regulations regarding issues of health, safety, transportation, and protection of natural resources and the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing are expected to result in increased costs and additional operating restrictions for oil and gas explorers and producers. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Sponsors of two companion bills, which are currently pending in the House Energy and Commerce Committee and the Senate Committee on Environment and Public Works Committee have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, this legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens for oil and natural gas operators. Several states are also considering implementing, or in some instances, have implemented, new regulations pertaining to hydraulic fracturing, including the disclosure of chemicals used in connection therewith. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process would make it more difficult and more expensive to complete new wells in the unconventional shale resource formations and increase costs of compliance and doing business for oil and natural gas operators. As a result of such increased costs, or results of operations could be negatively affected.

Our water management operations are subject to other United States federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of produced-water and other materials. For example, our water management business segment is expected to include disposal into injection wells that could pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage and personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders.

Failure to comply with these laws and regulations could result in the assessment of administrative, civil or criminal penalties, imposition of cleanup and site restoration costs and liens, revocation of permits, and, to a lesser extent, orders to limit or cease certain operations. In addition, certain environmental laws impose strict and/or joint and several liability, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions.

Demand for our water management services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in oil and gas prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our water management services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our results of operations and cash flows.

The prices for oil and natural gas have historically been volatile and may be affected by a variety of factors, including the following:

•	Demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;

•	The ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

•	Oil and gas production by non-OPEC countries;

•	The level of excess production capacity;

•	Political and economic uncertainty and sociopolitical unres;

•	The level of worldwide oil and gas exploration and production activity;

•	The cost of exploring for, producing and delivering oil and gas;

•	Technological advances affecting energy consumption; and

•	Weather conditions.

The oil and gas industry historically has experienced periodic downturns. A significant downturn in the oil and gas industry could result in a reduction in demand for our water management services and could adversely affect our financial condition, results of operations and cash flows.

Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our water management activities and could adversely affect our financial position, results of operations and cash flows.

Hydraulic fracturing is a commonly used process that involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude hydraulic fracturing from the definition of “underground injection” and associated permitting requirements under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress or at the state level. Scrutiny of hydraulic fracturing activities continues in other ways, with the U.S. Environmental Protection Agency, or the EPA, having commenced a study of the potential environmental impacts of hydraulic fracturing, the results of which are anticipated to be available by late 2012. In 2010, a committee of the U.S. House of Representatives undertook investigations into hydraulic fracturing practices, including requesting information from various field services companies. The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing and has resulted in delays of well permits in some areas.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations or ordinances regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our water management activities, which could adversely affect our financial position, results of operations and cash flows.

We currently do not have the necessary technology for the treatment of water used in the hydraulic fracturing process and will need to acquire or license such technology prior to expanding our operations into this area.

Although we have begun to enter into agreements relating to water management activities for use in the oil and gas industry, we currently do not have the necessary technology for the treatment of water used in the hydraulic fracturing process. We will need to acquire or license such technology prior to entering into this segment of our contemplated future operations. There can be no assurance that we will be able to obtain or license such technology at all or on favorable to terms to us. The failure to obtain such technology could have a material adverse effect on us and could restrict our ability to successfully enter into the water treatment business.

Adverse weather conditions, natural disasters, droughts, climate change, and other adverse natural conditions can impose significant costs and losses on our business.

Our ability to provide water management operations is subject to the availability of water, which is vulnerable to adverse weather conditions, including extended droughts and temperature extremes, which are quite common, but difficult to predict and may be influenced by global climate change. This risk is particularly true with respect to regions where oil and gas operations are significant. In extreme cases, entire operations may be unable to continue without substantial water reserves. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Salt water injection wells may potentially create earthquakes. In December 2011, the state of Ohio shut down a disposal site because it was determined that the disposal facility was completed into a previously unknown fault line and may have been a contributing factor in creating low energy earthquakes. We are not currently insured for earthquake coverage in Ohio, but we are evaluating options for business interruption insurance that may provide coverage for a disposal well being shut-in by a geological event.

Risks Relating to Our Biomass Facility

We have been unable to obtain additional financings for the completion of the construction and retrofitting of the biomass facility and there is a substantial risk that it may not become operational on schedule.

We have been unable to obtain the additional financing to fund additional capital expenditures for the completion of the construction and retrofitting the biomass facility during 2011. Without additional financing we will be unable to complete the biomass facility on time which could impact our ability to collect revenues from the sale of electricity pursuant to a power purchase agreement. Pursuant to the current power purchase agreement, we were required to use commercially reasonable efforts to achieve the commercial operation date on or before September 30, 2011. The power purchase agreement provides that the district may terminate the power purchase agreement if, among other things, the biomass facility has not produced and delivered to the district at least 13.0 MW for a continuous 24-hour period in the preceding 18 months. In addition, the Company currently has a valid interconnection agreement providing for the transmission of the electricity from the biomass facility to the district. There can be no assurance that sufficient funds can or will be obtained or that such funds could be obtained at rates that would allow the project to be completed. There also can be no assurance that the amount estimated to be required and available for total project costs will be sufficient to provide for payment of all costs and expenses necessary for the completion of the project. The failure to obtain additional financing to complete the project on terms that are acceptable to us could have a material adverse effect on us.

Our inability to enter interconnection agreements would restrict our ability to sell electricity.

We may be unable to enter into necessary interconnection agreements. We will be required to enter into certain interconnection agreements with electric utilities prior to selling electricity. The failure to enter into such interconnection agreements on terms that are acceptable to us, or at all, could have a material adverse effect on us.

We may not be able to effectively manage our construction costs at the biomass facility.

We may suffer from increasing costs in retrofitting the biomass facility. While we have completed the acquisition of the biomass facility, substantial costs will be incurred in retrofitting and repairing the biomass facility in a manner that will allow commercial operations. While we have secured fixed-price contracts for approximately 50% of the cost of retrofitting and repair of the biomass facility, changes in engineering scope, increases in construction, labor, or capital expenses could impair our ability to successfully complete the project.

We may not be able to obtain the 1603 Program Grant under the American Recovery and Reinvestment Act.

Retrofitting the biomass facility qualifies for the renewable energy production tax credit under the American Recovery and Reinvestment Act. In lieu of the tax credit, we expect to apply for a renewable energy tax grant under the American Recovery and Reinvestment Act. If we are not successful in obtaining the 1603 Program Grant, or if the amount of such grant is less than anticipated our business, financial condition and results of operations may be harmed.

We are subject to regulations and other legislation that affects the electric power industry.

Changes to the currently favorable regulations and legislation within the renewable energy industry may adversely impact our future revenues. The favorable legislative and regulatory climate for the renewable energy industry may not continue. The viability of the biomass facility and the project will be in large part dependent upon the continuation of a favorable legislative and regulatory climate with respect to the continuing operations and the future growth and development of the renewable energy industry. Government regulations, subsidies, incentives and the market design have a favorable impact on the construction of renewable energy facilities. If the current government regulations, subsidy and incentive programs or the design of the market are significantly modified or delayed, the biomass facility or project may be adversely affected, which may have a material adverse effect on us.

Environmental laws related to our ownership or operation of our biomass facility subject us to potential liability that we may be unaware.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto the property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. In addition, we could face environmental liability for violations on or related to ownership of the biomass facility. If any hazardous materials are found within our operations and are in violation of the law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell or cease operations on any subject properties and may apply to hazardous materials present within the properties before we acquired or commence use of them. If significant losses arise from hazardous substance contamination, our financial viability may be substantially and adversely affected.

We are subject to risks related to other environmental laws, rules, and regulations.

Electric utilities and electric power plants such as the biomass facility are subject to continuing environmental regulation. Federal, state and local standards and procedures which regulate the environmental impact of electric utilities are subject to change. These changes may arise from continuing legislative, regulatory and judicial action regarding such standards and procedures. Consequently, there is no assurance that the biomass facility or the district will remain subject to the regulations currently in effect, will always be in compliance with future regulations, or will always be able to obtain all required operating permits. An inability to comply with environmental standards could result in additional capital expenditures to comply, reduced operating levels or the complete shutdown of individual electric generating units not in compliance.

There is concern by the public, the scientific community, President Obama’s administration and Congress regarding environmental damage resulting from the use of fossil fuels. Certain political groups and members of Congress support the increased regulation of air, water and soil contaminants, and there are a number of pending or recently enacted legislative proposals which may affect the electric utility industry. There has also been an increased level of environmental enforcement by the EPA and state and local authorities. Increased environmental regulations under the provisions of the federal Clean Air Act have created certain barriers to new facility development and modification of existing facilities. The additional costs, including time, human resources, uncertainty and delay, and the risk of fines and penalties for noncompliance, could affect the rate of return relating to investment in power project development. As such, there may be additional costs for purchased power from affected resources. Moreover, these additional costs may upset our existing cost assumptions for utilities, and thus negatively affect our results of operations from our biomass facility.

We cannot predict at this time whether any additional legislation or rules will be enacted which will affect the project or the operations of the biomass facility, and if such laws or rules are enacted, what the costs to us might be in the future because of such action.

However, costs of owning and operating the biomass facility may, in the future, be adversely affected by legislative, regulatory, administrative and enforcement actions involving environmental controls.

We are subject to risks from seismic activity and our insurance may be inadequate to cover losses resulting from such activity.

The biomass facility is located in a seismically active region and is subject to seismic events, including, ground shaking, liquefaction and landslides. According to the 2007 Uniform California Earthquake Rupture Forecast, California has a 99.7% chance of having a magnitude 6.7 or larger earthquake during the next 30 years. Our obligation to provide electric power under the power purchase agreement may be abated in the event of earthquake or other event of force majeure. The construction contracts contain standard force majeure provisions that relieve the parties of their obligations to the extent they are prevented from performing due to an event of force majeure (which could include earthquakes). Under the contract we have for the installation of the biomass facility’s boiler, the guaranteed mechanical completion date can be extended due to force majeure, and the deadline to complete performance testing and to deliver the equipment under the fuel yard contract can also be extended due to force majeure.

Damage from an earthquake can range from total destruction of the biomass facility, to destabilization or liquefaction of the soils, to little or no damage at all. The extent of damage and the long-term effects from an earthquake, particularly ongoing earthquake activity, may be difficult to determine immediately. Such effects may negatively affect our results of operations.

We have acquired earthquake insurance on the biomass facility during the construction period as part of the builder’s risk policy, which insurance is expected to be maintained after construction is completed. The insurance provides coverage for up to $50,000,000 in losses. There can be no assurance that such earthquake insurance will continue to be maintained by us or that it will continue to be available at commercially reasonable rates.

Potential electric power limitations may impact our biomass facility.

The biomass facility will deliver its electric output to the district, at a point of transfer on the biomass facility site. The district will be responsible for transmission of the delivered energy from the point of transfer to its own system. The district has performed studies which demonstrate that there are no constraints on the transmission system which would require curtailment of power production by the biomass facility, but to the extent there are such curtailments, this could adversely affect production and revenues of the biomass facility.

We depend on a relatively small number of suppliers for the biofuel to operate our biomass facility.

Our ability to produce electricity at the biomass facility will depend, in large part, on the availability and affordability of biomass fuel to operate the biomass facility. We expect to enter into additional biofuel supply agreements and to obtain the remainder of the biomass fuel on the spot market or by contract once operations have begun and suppliers become accustomed to us as a new purchaser in the market. Any significant disruption of supply arrangements or significant increases in raw material or transportation costs could have a materially adverse effect on our operations.

Risks Relating to the Ownership of our Securities

Our common stock only has been publicly traded since January 2, 2008, and the price of our common stock has fluctuated substantially since then and may fluctuate substantially in the future.

Our common stock has been publicly traded only since January 2008. The price of our common stock has fluctuated significantly since then. From January 2, 2008, to March 30, 2012, the trading price of our common stock ranged from a low of $0.51 per share to a high of $25.45 per share and the closing trading price on March 29, 2012 was $2.30 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	changing conditions in fuel markets;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of comparable companies;

•	additions or departures of key personnel;

•	future sales of our stock;

•	tax and other regulatory developments;

•	our ability to develop and complete facilities, and to introduce and market the energy created by such facilities to economically viable production volumes in a timely manner; and

•	other factors discussed in the “Risk Factors” section and elsewhere in this document.

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

Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2011, there were 63,808,026 authorized but unissued shares of our common stock available for issuance and 9,984,220 shares of preferred stock available for issuance. As of December 31, 2011, the number of shares of our common stock subject to outstanding options, warrants, GreenHunter’s Series A convertible preferred stock and GreenHunter’s Series B convertible preferred stock was 15,258,041. As of March 30, 2012, we had commitments to issue 556,877 additional shares of common stock and we will, in all likelihood, issue a substantial number of additional shares of our common stock, preferred stock or convertible securities, or a combination of common stock, preferred stock and convertible securities, to the stockholders of a potential target or in connection with a related simultaneous financing to complete a business combination or asset purchase. The issuance of additional common stock, preferred stock or convertible securities may:

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

We have issued options to purchase 8,826,500 shares of common stock, warrants to purchase 3,549,047 shares of common stock, and preferred stock convertible into 2,893,744 shares of common stock, as of December 31, 2011. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these options and warrants or conversion of the preferred stock could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised or converted, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our options, warrants and preferred stock may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the options, warrants and preferred stock could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If, and to the extent, these options, warrants and preferred stock are exercised or converted, respectively, you may experience dilution to your holdings.

Our charter documents and Delaware law may inhibit a takeover.

In certain circumstances, the fact that corporate devices are in place that will inhibit or discourage takeover attempts could reduce the market value of our common stock. Our Certificate of Incorporation, Bylaws and certain other agreements contain certain provisions that may discourage other persons from attempting to acquire control of us. These provisions include, but are not limited to, the following:

•	Staggered terms of service for our board of directors;

•	The authorization of the board of directors to issue shares of undesignated preferred stock in one or more series without the specific approval of stockholders;

•	the establishment of advance notice requirements for director nominations and actions to be taken at annual meetings;

•

the fact that special meetings of the stockholders may be called only by our Chairman, President , upon the request of a majority of our board of directors, or by the President or Secretary at the request in writing of the holders of not less than 30% of all the shares issued, outstanding and entitled to vote.

All of these provisions could impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

We own one office building comprising approximately 10,100 usable square feet of space located in Grapevine, Texas for use as our corporate headquarters.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE Amex under the symbol “GRH.” The following table summarizes the high and low reported sales prices on days in which there were trades of our common stock on the NSYE Amex for each quarterly period for the last two fiscal years. On March 29, 2012, the last reported sale price of our common stock, as reported on the NYSE Amex, was $2.30 per share.

	High	Low	Average Daily Trading Volume (Shares)
2011
First Quarter	$1.28	$0.78	36,658
Second Quarter	$1.13	$0.61	12,906
Third Quarter	$1.70	$0.71	68,417
Fourth Quarter	$1.25	$0.62	78,841
2010
First Quarter	$1.69	$1.10	84,219
Second Quarter	$1.47	$0.90	40,209
Third Quarter	$0.97	$0.50	24,089
Fourth Quarter	$1.47	$0.65	43,417

Our registrar and transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. As of March 28, 2012, there were 573 record holders of our common stock.

We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of our business activities.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,446,334	$5.49	1,553,666
Equity compensation plans not approved by security holders	3,455,166	$5.28	—

Total	8,901,500	$5.41	1,553,666

Item 6.	Selected Financial Data

Not required

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2011, we had a working capital deficit of $13.7 million which includes $4.4 million related to construction at our Mesquite Lake Biomass Plant.

We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances from our Chairman and Chief Executive Officer in exchange for promissory notes that have been consolidated and extended to December 31, 2012. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations. The total amount loaned against this letter of guarantee is approximately $889 thousand resulting in a remaining guarantee of $1.1 million as of December 31, 2011.

Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We plan on raising additional capital in the amount of up to approximately $25,000,000 in gross proceeds from the sale of Series C Cumulative Preferred Stock in 2012 pursuant to a registration statement filed with the Securities and Exchange Commission. We expect to receive $4.3 million and $500 thousand in proceeds from the sale of our Ocotillo wind energy project during 2012 based upon the purchaser’s progress on the permitting approval front and their expressed intention to begin construction on this project in 2012. Along with the revenue generated from our water management activities, which includes the operations of Hunter Disposal discussed below, and letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we have a business segment that can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it relates to the oil and gas industry.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our 10% cumulative preferred stock with a stated value of $2.2 million, and a $2.2 million convertible promissory note due to the seller. In connection with the sale, Triad Hunter, LLC entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC. Hunter Disposal, LLC had positive cash flow from operations which exceeded the Company’s deficit in cash flow from operations during 2011. Hunter Disposal entered into a significant service contract with a major oil & gas company during the second half of 2011 which further expands our water management activities for 2012.

There can be no assurance that we will be successful in generating sufficient cash flows to fund our planned development activities related to our water management business, or that the operations of our water management business will generate sufficient cash flows to fund our ongoing operations subsequent to its development. If we are unsuccessful in raising sufficient capital to fund the development of our water management business, or if our water management business fails to generate sufficient cash flows to fund our ongoing operating cash flow needs subsequent to its development, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

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

We recently entered into a definitive agreement to acquire approximately 5 surface acres, including the existing well, located in West Virginia where we will develop a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal. The acquisition will close in two phases where the first closing occurred on December 15, 2011 and the second closing will be upon the well commencing commercial operations. We will pay in total approximately $375 thousand, which will consist of approximately $188 thousand in cash plus an additional approximately $94 thousand in unregistered shares of our common stock and approximately $94 thousand in unregistered shares of our Series C Preferred Stock.

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

On August 31, 2011, we secured an order to deploy an above ground temporary water storage system in the Marcellus Shale of the Appalachian Basin. In addition we entered into a definitive agreement to install and operate an onsite semi-portable water treatment facility in the Marcellus Shale. The process includes the removal of chemicals and impurities in a sufficient amount for reuse in new wells scheduled for fracture stimulation.

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

On February 17, 2012, we acquired assets included a fleet of nine (9) water hauling vacuum trucks, and 37 frac tanks (500 barrel capacity each). Total current salt water disposal capacity is 9,000 barrels per day (BBL/D), of which 6,000 BBL/D is from two wells located in Ohio and approximately 3,000 BBL/D is from one well located in Kentucky. Due to the strong demand for SWD services in the Marcellus and the evolving Utica Shale plays, utilization rates at the Ohio facility have been at or near 100% capacity for the last several months. Nearly all of the daily capacity in Ohio has been reserved under multiple disposal capacity contracts with major oil & gas companies and large independents active in the region—these capacity contracts also typically contain rights for Hunter Disposal to provide fluid transportation trucking on a first-call basis.

Disposal Wells

Typically, shale wells produce significant amounts of water that, in most cases, require disposal. Producers often remove the water in trucks for proper disposal in approved facilities. GreenHunter Water is developing salt water disposal facilities located in Ohio, West Virginia and South Texas to service the Marcellus, Utica and Eagle Ford Shale plays, respectively.

We recently entered into a definitive agreement to acquire approximately 5 surface acres, including the existing well, located in West Virginia where we will develop a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal. The acquisition will close in two phases where the first closing occurred on December 15, 2011 and the second closing will be upon the well commencing commercial operations. We will pay total approximately $375 thousand, which will consist of approximately $188 thousand in cash plus an additional approximately $94 thousand in unregistered shares of our common stock and approximately $94 thousand in unregistered shares of our Series C Preferred Stock.

On February 17, 2012, we closed on the acquisition of 100% of the ownership interest of three fully operational commercial salt water disposal (SWD) wells and associated facilities located in Washington County, Ohio and Lee County, Kentucky. The total purchase price for this acquisition was approximately $8.8 million. The assets acquired also included a fleet of nine (9) water hauling vacuum trucks, and 37 frac tanks (500 barrel capacity each). Total current salt water disposal capacity is 9,000 barrels per day (BBL/D), of which 6,000 BBL/D is from two wells located in Ohio and approximately 3,000 BBL/D is from one well located in Kentucky.

During January 2012, we entered into a lease agreement in Roosevelt County, Montana to develop our presence in the Williston Basin. The lease includes 6 acres of land with highway frontage to be used for a lay down yard and a brine injection well. We have identified additional locations for water service and disposal facilities in the Appalachia and South Texas regions and are in various stages of negotiations with the owners of these properties for purchase or lease, and in locations where we have secured leases or purchase agreements, we are in various stages of permitting, well drilling or recompletion and surface facility development.

Fluids Handling and Hauling

Produced water and frac-flowback is hauled from its origin at the oilfield tank battery or drilling pad to the disposal location via truck transport. Truck operators are required to possess commercial driver licenses (CDL) and the trucks are registered with the U.S. Department of Transportation (DOT) and respective State agencies in which the trucks will operate. Depending on the state and contents of the load, trucks are labeled with placards that read “Residual Waste” or “Brine” and may be required to display a DOT-407 placard if the contents are flammable or combustible as may occur when hydrocarbons are withdrawn from the tank battery alongside the water. Trucks typically used for hauling waste brine range in capacity from 80 barrel “bobcats” to 130 barrel “tankers” equipped with vacuum pumps and producers of the waste product are charged for hauling at pre-determined hourly rates which vary depending on size and often include an accounting of the return “dead-head” trip.

In addition to hauling fluids by truck, we are exploring various alternative means of water transport that include temporary and permanent above-ground or below-ground pipeline systems, and the use of rail and barge transport.

GreenHunter Water has identified water hauling capacity as a constrained resource in our target areas of operation and we are actively pursuing contracts for this service as part of our Total Water Management Solutions portfolio offering. Our ability to generate revenues in this market is dependent our ability to source capital for expansion, hire and train operating personnel and maintain our fleet of equipment so it is available when needed.

Equipment and Tank Rentals

GreenHunter Water has a large variety of equipment and tanks for rental. Products available in the Eagle Ford and Marcellus Shale areas include the following: 500 BBL Frac Tanks, 425 BBL Weir Tanks, Temporary above ground storage tanks to replace frac ponds, available up to 41,000 BBL in size, Frac manifolds and Glass Lined Steel tanks, up to 100,000 BBL.

On August 31, 2011, we secured an order to deploy a next-generation above ground temporary water storage system in the Marcellus Shale of the Appalachian Basin. In addition we entered into a definitive agreement with a related party to install and operate an onsite semi-portable water treatment facility in the Marcellus Shale. The process includes the removal of chemicals and impurities in a sufficient amount for reuse in new wells scheduled for fracture stimulation.

On October 28, 2011, we secured a significant order from a related party to provide equipment rental and services which include thirty new frac storage tanks to an independent oil and gas company focused on Eagle Ford Shale drilling and development operations. The initial one year contract includes rental and management of multiple sized fluid tanks, including 500 BBL water storage tanks, manifolds and other services.

The Company recently purchased new equipment assets to be used to service a new long term contract to haul and dispose produced water for several major oil companies that control significant mineral leasehold acreage positions in the Marcellus and Utica Shale plays located in Pennsylvania, West Virginia and Ohio. New revenues from these GreenHunter Water recently acquired assets are scheduled to commence immediately and should exceed $3.2 million during calendar 2012. The equipment consists of five new (2012) Peterbilt 388 trucks, five (5) 130 BBL Vacuum Trailers and five (5) vacuum pumps and related equipment.

Frac-Cycle™

Frac-Cycle is the general name for our water treatment service. We use a technology agnostic approach to treat oilfield water. Due to the unique characteristics of water from different shale plays and unique flow-back within a single basin, GreenHunter Water, in consultation with operators, has determined that no one water reuse system is ideal for all areas. We have evaluated multiple technologies and selected those that provide cost-effective solutions for the desired level of treatment for the operator’s needs. While most operators are targeting a clean brine output, Frac-Cycle’s flexible design allows the user to take in flow-back or produced water and recycle to either clean brine or fresh water. Recycled water can be used in subsequent frac jobs and in some cases an NPDES permit can be obtained to discharge fresh water into a stream.

We have entered into a definitive agreement to install and operate an onsite semi-portable water treatment facility in the Marcellus Shale area. We are also evaluating alternatives to acquire or license the technology to treat water used in hydraulic fracturing.

RAMCAT™

RAMCAT (Remote Access Management Compliance Asset Tracking) by GreenHunter Water is a cutting-edge, well-head management system and compliance tool that bundles a unique combination of proprietary software, advanced hardware and industry-standard communications technologies to provide an extremely powerful, effective and user-friendly method for remote activity observation via a web-based portal for management of well-head fluids.

RAMCAT includes online data monitoring which provides oil and natural gas producers near real-time dynamic information on fluid levels, tank temperature, recent transactions, date and time of on-load and off-load, truck and driver identification, H2S and critical condition alarms, battery voltage, and more. The RAMCAT™ system enables closed-loop accountability of all well-head produced water and offers best-in-class environmental and regulatory compliance.

RAMCAT revenues are comprised of a hardware sale (realized at installation) and communications services (realized on a recurring basis over the term of the contract). In addition to margins associated with these revenues, we believe our “inside the fence” presence with an operator will provide a basis from which to offer other products and services.

Marketplace Opportunity

Unconventional hydrocarbon production continues to grow as a percentage of all domestic onshore production in the United States. In almost all cases, water disposal will be an associated by-product of this production. Currently, producers can either manage their own water disposal and facilities, or they can contract with third party service providers. Based upon our industry research, we do not believe that there is any one, third party water disposal company that would account for meaningful marketshare in any of the basins we are currently targeting to provide our services. Furthermore, given the smaller independent nature of these third-party service providers, we believe that they may face more obstacles in meeting ever-changing regulatory requirements. In addition, most producers view water disposal for what it is, a by-product of their primary business of producing hydro-carbons. As a result, we believe that if we can demonstrate a complete water management/disposal product offering in multiple basins, we could position GreenHunter to become a true service provider to larger producers operating across multiple basins as a one-stop solution.

Customers & Contracts

The amount of water that can be disposed of in any one facility is dependent upon both regulatory permits, as well as the ability of the underground, geologic formation to accept or absorb the waste water. As a result, the amount of waste water that GreenHunter will be able to dispose of at any one time will be finite. We expect as a result, that we will enter into long-term disposal contracts with producers whereby we will assure them as certain amount of disposal capacity for their utilization. Our goal would be to enter into take-or-pay contracts whereby we provide a certain amount of disposal capacity that is paid for by the producer, whether they actually utilize that capacity or not. As a result, we believe that we could enter into long-term contracts with a certain level of assured revenue.

In addition, based upon disposal capacity versus demand for our services, we anticipate that we could enter contracts subject to us being able to increase our disposal capacity through additional acquisition, or disposal well drilling. In this scenario, we would have a comfort level as to the potential revenue and profit to be recognized prior to undertaking any capital expenditure, thereby reducing its growth risk.

As a customer base is secured, with long-term disposal contracts, we anticipate that we will be able to broaden our product offering to increase our net revenue per barrel through the various other services that we provide.

BioMass

In May 2007, we acquired Mesquite Lake, an inactive 18.5 megawatt (nameplate capacity) biomass waste-to-energy electricity facility located on a 40-acre site in unincorporated Imperial County, California. We began refurbishing the plant during 2008. During 2008, we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We executed a new power purchase agreement for this facility in October 2009 and we obtained the air permit in July 2010. The renewable power incentives instituted in the past year have resulted in a situation which makes the refurbishment of the facility economic.

Phase I of the facility consists of the construction, refurbishment, installation and equipping of the facility to generate (on a net basis) a total of 15.6 MW of electric power. Phase II of the facility consists of the construction, refurbishment, installation and equipping of the facility to generate (on an aggregate net basis) a total of 23.4 MW of electric power. GreenHunter Mesquite Lake estimates total cost of remaining construction and refurbishment to be approximately $52 million for which management is in the process of seeking additional capital through a number of different alternatives. California has an abundance of wood waste to be disposed of on an annual basis. Wood waste haulers typically dispose of wood waste in landfills, or the waste is taken to other sources such as a biomass plant.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010:

Total Revenues

Our total revenue was approximately $1.1 million in 2011 compared to $0 in 2010. The increase is due to storage and other revenue generated through our water management segment.

Operating Costs

Our operating costs were $1.1 million for the year ended December 31, 2011 and $0 for the year ended December 31, 2010. The increase is due to operating costs incurred by our water management segment.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $4.2 million and $5.1 million during the year ended December 31, 2011 and 2010, respectively.

Unallocated corporate SG&A decreased approximately $698 thousand between the two periods, from $4.5 million to $3.8 million. The decrease is due to a decrease in stock compensation of $808 thousand and a decrease in brokers’ fees of $436 thousand partially offset by increases in legal fees of $278 thousand and other SG&A items of $268 thousand.

BioMass SG&A decreased by $300 thousand during the 2011 period due to a $284 thousand decrease in bank fees and a $516 thousand decrease in legal fees partially offset by a refund received in 2010 of approximately $578 thousand and other SG&A items of $78 thousand.

Water management SG&A was $91 thousand in 2011 compared to $0 in 2010.

Operating Income/Loss

Our operating loss was $4.3 million in the 2011 period versus $5.4 million in the 2010 period. The decrease in the operating loss is due to operating income generated by our water management segment as well as the decrease in unallocated corporate and our BioMass segment SG&A described above.

Our water management segment generated an operating loss of $51 thousand and $0 for the year ended December 31, 2011 and 2010, respectively. The operating loss in the 2011 period resulted from storage rental services of $938 thousand, product sales of $72 thousand, and other revenues of $95 thousand offset by cost of goods and services of $1.1 million.

Our BioMass segment generated an operating loss of approximately $297 thousand and operating loss of $597 thousand during the year ended December 31, 2011 and 2010, respectively. The decrease in operating loss is due to the decrease in SG&A costs incurred by the BioMass segment as described above.

Our unallocated corporate operating loss was $4.0 million for the 2011 period compared to operating loss of $4.7 million during the 2010 period. The decrease in loss resulted from decreased SG&A expenses described above.

Other Income and Expense

Other expense was $507 thousand in the 2011 period compared to other income of $1.9 million for the 2010 period. The decrease in other income is due to the settlement of trade payables at less than full value in the 2010 period versus none in the 2011 period, net of unrealized loss on convertible securities of $186 thousand in 2011 versus $1.0 million in 2010.

Preferred Stock Dividends

Dividends on our preferred stock were $679 thousand in the 2011 period versus $656 thousand in the 2010 period. The increase in preferred dividends is the result of accrued dividends converted into stated value which accrue dividends at a rate of 10%. The stated value increase is partially offset by the effect of the conversion of $1.8 million of preferred units to common shares in June 2011.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of December 31, 2011, we had cash and cash equivalents of approximately $85 thousand and a working capital deficit of $13.7 million as compared to cash and cash equivalents of $181 thousand and a working capital deficit of $7.3 million as of December 31, 2010. These decreases in cash and working capital were due to the activities described below.

Operating Activities

During 2011, operating activities used $1.6 million versus $6.0 million during 2010. We continue to have insufficient operating sources of income with which to pay our operating costs. As a consequence, we are required to use cash provided by financing or investing activities to fund a significant portion of our operating activities.

Financing Activities

During the year ended December 31, 2011, our financing activities provided $871 thousand compared to $470 thousand in the prior year. The cash provided during the 2011 period resulted from proceeds of $1.0 million from the issuance of common stock and warrants under our private placement offering and proceeds from borrowing on notes payable of $1.6 million, $122 thousand of which was from the Chairman and CEO. We made payments on notes payable of $1.7 million during the year ended December 31, 2011.

In 2010, financing activities included $1.0 million in borrowing on notes payable, payment of $276 thousand in deferred financing costs related to the debentures, and $275 thousand in repayment of notes payable.

Note Payable

During 2011 we entered into various notes payable for the purchase of water hauling trucks bearing fixed interest rates of 4.25% and 5.0%. The notes have maturity dates of February 2017 and December 9, 2014 and have $815,765 outstanding at December 31, 2011.

Note Payable to Related Party

On September 29, 2010 and December 30, 2010, the Company entered into a promissory note with our Chairman and Chief Executive Officer for $600 thousand and $260 thousand, respectively, due on October 31, 2010 and January 1, 2011, respectively, at an interest rate of 10%. The promissory notes were extended to April 30, 2011. The promissory note was offset against related party receivable balance of $93,043 at December 31, 2010.

During the year ended December 31, 2011, the Company has borrowed an additional $670 thousand under the promissory notes. On May 6, 2011, the maturity date was extended to December 31, 2011 and accrued interest of $42 thousand was added to the principle balance. The maturity date was subsequently extended to December 31, 2012 and the interest rate was increased to 14%. During the year ended December 31, 2011, related party receivable balances of approximately $70 thousand were offset against the promissory note.

On June 21, 2011, principal in the amount of $500 thousand from the 10% Promissory Note was converted to 250 thousand units which were offered under our private placement of common stock and warrants. See Note 9, Stockholders Equity, for more information.

The balance under these promissory notes was $889,269 at December 31, 2011, and $766,957 at December 31, 2010. The notes are convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert.

Investing Activities and Future Requirements

Capital Expenditures

During 2011, we invested approximately $1.1 million in capital expenditures, which primarily comprised of trucks and other equipment by our water management segment.

Forecast

For 2012, we have not adopted a formal corporate capital expenditure budget due to our current lack of capital resources. We have formulated specific project budgets and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.

BioMass

BioMass is seeking financing for a minimum of $24 million and a maximum of $54 million in capital expenditures in 2012 for refurbishment and expansion costs at the Mesquite Lake biomass facility in El Centro, California.

Wind Energy

Wind Energy is not currently planning on any capital expenditures in 2011 due to adverse economic conditions for wind projects.

Water Resource Management

We recently entered into a definitive agreement to acquire approximately 5 surface acres, including the existing well, located in West Virginia where we will develop a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal. The acquisition will close in two phases where the first closing occurred on December 15, 2011 and the second closing will be upon the well commencing commercial operations. We will pay in total approximately $375 thousand, which will consist of approximately $188 thousand in cash plus an additional approximately $94 thousand in unregistered shares of our common stock and approximately $94 thousand in unregistered shares of our Series C Preferred Stock.

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

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our 10% cumulative preferred stock with a stated value of $2.2 million, and a $2.2 million convertible promissory note due to the seller. In connection with the sale, Triad Hunter, LLC entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.

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

Property, Plant and Equipment

Property plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following useful lives:

Automobiles	5 years
Computer and office equipment	5 to 7 years
Plant equipment	7 to 30 years
Land improvements	15 years
Buildings	30 years

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

During 2011 we recorded no impairments. During 2010 we recorded impairments of $161 thousand related to certain wind projects that were cancelled.

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

We have issued potentially dilutive instruments in the form of our 8% Series A Preferred Stock, Series B Preferred Stock, common stock warrants and common stock options granted to our employees. There were 22,778,356 and 21,263,168 potentially dilutive securities outstanding at December 31, 2011 and 2010, respectively. We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss during the periods.

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

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of December 31, 2011.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Fixed-rate long-term debt (a)(b)	$2,340,725	$264,606	$682,541	$1,393,578	$—
Fixed-rate interest payments (a)(b)	531,267	109,301	284,241	137,725	—
Note due to related party	889,269	889,269	—	—	—
9% Series B Secured Redeemable Debentures (c)	5,759,047	5,759,047	—	—	—

Total Contractual Obligations	$9,520,308	$7,022,223	$966,782	$1,531,303	$—

(a)	Assumes 5.7% interest over the remaining life of the note with principal payments amortized on a 25 year schedule beginning January 20, 2009 and the remainder of the balance of the loan ballooning November 30, 2017.
(b)	Assumes 4.25% and 5% interest over their 5 and 3 year term.
(c)	Assumes 9% interest over 1 year term due to its clasification.

The table above excludes approximately $95 thousand due under an acquisition agreement that is contingent on the achievement of certain items specified in the related agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.

Item 8.	Financial Statements and Supplementary Data

See Item 15

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2011.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

GreenHunter Energy’s directors and executive officers, including their ages and current positions with us and/or certain additional information, are set forth below.

Name	Age	Positions and Offices Held
Gary C. Evans	54	Chairman and Chief Executive Officer
Roy E. Easley	53	Director
Ronald D. Ormand	52	Director
Ronald H. Walker	74	Director
Jonathan D. Hoopes	44	Director, President and Chief Operating Officer
Morgan F. Johnston	51	Senior Vice President, General Counsel, and Secretary
David S. Krueger	62	Vice President and Chief Financial Officer

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

Mr. Evans currently serves as a Director of Novavax, Inc., a NASDAQ listed pharmaceutical company. Mr. Evans serves as an Individual Trustee of TEL Offshore Trust, a publicly listed oil and gas trust. Mr. Evans also serves on the Board of Advisors of the Maguire Energy Institute at Southern Methodist University. Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs.

Roy E. Easley – Director

Mr. Easley has been a Director of the Company since February 14, 2012. Mr. Easley has over 32 years of business development and executive management experience in the oil and natural gas exploration and production industry. Mr. Easley is Managing Partner of Easley Exploration Partners, LLC in Dallas which was formed to develop exploration projects in Texas. Previously, Mr. Easley served in various roles with Hunt Oil Company including Senior Vice President of Hunt’s U.S. Exploration, U.S. Exploration and Production and Gulf Coast/Gulf of Mexico operations. Prior to Hunt, Mr. Easley was Director of Business Development for Chieftain International where he was responsible for acquisitions as well as assisting the Chief Operating Officer in management of the Company’s Gulf of Mexico business activities.

Mr. Easley was also associated with Tana Oil and Gas Corporation and he began his career with Exxon Company USA after graduating from the University of Texas at Austin with a Bachelor of Science Degree in Geological Sciences. Mr. Easley is a member of IPAA and recently served as Vice President and Director of the Dallas Petroleum Club.

Ronald D. Ormand — Director

Mr. Ormand has been a Director of the Company since June 5, 2009. Mr. Ormand has over twenty five years of investment and commercial banking experience in the energy industry. Currently, Mr. Ormand serves as Executive Vice President and Chief Financial Officer for Magnum Hunter Resources Corporation (NYSE Amex: MHR) and previously served as President of Perugia Advisors, Inc., a financial advisory and private investment firm focused on the energy industry. Mr. Ormand served as President, Chief Financial Officer and member of the Board of Directors of Tremisis Energy Acquisition II, Corp., (“Tremisis II”) a special purpose acquisition company focused on energy and environmental projects until the sale of a majority interest in Tremisis II to a Korean Investment group in March 2009. Mr. Ormand remains as a member of the Board of Directors of Tremisis II.

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

Mr. Walker is a distinguished graduate from the University of Arizona with a BA in Government and American History. He also served in the US Army reaching the rank of captain

Jonathan D. Hoopes — Director, President and Chief Operating Officer

Mr. Hoopes has served as a Director, President and Chief Operating Officer of the Company since October 1, 2009. Mr. Hoopes is a fifteen-year veteran of Wall Street who has spent most of his professional career in the investment banking and financial services industry with a focus on the traditional and renewable energy sectors as well as the information technology sector. He has served in various capital markets, investment banking, and equity research roles at Goldman Sachs, Deutsche Bank, and UBS in New York, Hong Kong and London. Mr. Hoopes served as Managing Director at Think Equity, LLC where he led two teams of research analysts in the alternative energy and technology sectors. Mr. Hoopes also provided cross-border strategic consulting and M&A advisory services to corporate clients and private equity investors with energy technology and services interests in China He holds an MBA in International Finance from the Wharton School and an MA in East Asian Studies from the University of Pennsylvania.

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

Mr. Johnston was in private practice as a sole practitioner from May 1996 to April 1997, specializing in corporate and securities law. From February 1994 to May 1996, Mr. Johnston served as General Counsel for Millennia, Inc. and Digital Communications Technology Corporation, two AMEX listed companies. He also previously served as securities counsel for Motel 6 L.P., an NYSE listed company. Mr. Johnston graduated cum laude from Texas Tech Law School in May 1986 and was also a member of the Texas Tech Law Review. He is licensed to practice law in the State of Texas.

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

Corporate Governance

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

Code of Conduct and Ethics

We have a code of conduct and ethics that applies to its officers, employees and directors. This code assists employees in resolving ethical issues that may arise in complying with our policies. Our senior financial officers are also subject to the code of ethics for senior financial officers. The purpose of these codes is to promote, among other things:

•	Ethical handling of actual or apparent conflicts of interest

•	Full, fair and accurate and timely disclosure in filings with the Securities and Exchange Commission and other public disclosures;

•	Compliance with the law and other regulations;

•	Protection of the Company’s assets;

•	Insider trading policies; and

•	Prompt internal reporting of violations of the codes.

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

Summary Compensation Table.

The following table sets forth all compensation for the fiscal years ended 2011 and 2010 awarded to, earned by or paid to executive officers of the Company.

Summary Compensation Table.

Name and Principal Position	Year Salary ($)		Deferred Comp ($)	Stock Awards($)	Option Awards($)**	AllOther Comp($)*	Total ($)
Gary C. Evans —	2011	—	212,000		584,247		212,000
Chairman and CEO	2010	145,361	54,638	—	—	9,000	209,000
Jonathan D. Hoopes —	2011	254,807			233,699		254,807
President and COO	2010	173,076	76,923	—	—	—	250,000
David S. Krueger —	2011	65,384	140,674		58,425	2,942	209,000
VP and CFO	2010	138,462	64,308	—	—	6,230	209,000
Morgan F. Johnston —	2011	203,846			87,637	9,173	213,019
Sr. VP, General Counsel and Secretary	2010	138,462	64,307	—	—	6,230	209,000

*	This column represents the employees’ car allowance for the applicable year.
**	Mr. Evans received a stock option grant for 1,000,000 shares, vesting over a three year period at an exercise price of $0.90 on April 6, 2011. Mr. Hoopes received a stock option grant for 400,000 shares, vesting over a three year period at an exercise price of $0.90 on April 6, 2011. Mr. Krueger received a stock option grant for 100,000 shares, vesting over a three year period at an exercise price of $0.90 on April 6, 2011. Mr. Johnston received a stock option grant for 150,000 shares, vesting over a three year period at an exercise price of $0.90 on April 6, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following non-incentive stock options were outstanding to the below named executives at December 31, 2011:

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Price ($/sh)		Expiration Date
Gary C. Evans, CEO	666,666	333,334	1.96		August 26, 2019
	352,000	—	18.91		February 13, 2018
		1,000,000	0.90		April 6, 2021

Jonathan D. Hoopes, President and COO		400,000	0.90		April 6, 2021
	100,000	400,000	1.41		December 11, 2019

David S. Krueger , Vice President and CFO		100,000	0.90		April 6, 2021
	200,000	100,000	1.96		August 26, 2019
	110,000	—	18.91		February 13, 2018
	550,000	—	5.00	*	May 5, 2017

Morgan F. Johnston, Sr. Vice President, General		150,000	0.90		April 6, 2021
Counsel and Secretary	200,000	100,000	1.96		August 26, 2019
	110,000	—	18.91		February 13, 2018
	500,000	—	5.00	*	May 5, 2017

*	There was no public market for our common shares on the date of grant of the option. Accordingly, the amounts set out in this column are based upon the fair market value per common share as estimated by us as at the date of grant of the option, which was $5.00.

Director Compensation

The following compensation was paid to our independent members of the board of directors for the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Roy E. Easley *
Ronald D. Ormand**	—	50,000	—	50,000
Ronald H. Walker**	—	50,000	—	50,000

*	Mr. Easley was not elected to the Board until February 14, 2012.
**	The Board of Directors has deferred any cash compensation payments for acting as a Board member until the Company’s performance has improved. However, Board members are receiving restricted stock payments in lieu of their annual retainer payment. Mr. Ormand and Mr. Walker received 110,160 shares of restricted common stock. The number of shares each director received was based on the market price of the stock on the date the retainer was earned.

For fiscal 2012, our directors (other than members of our management) will be entitled to receive an annual retainer of $50,000, payable quarterly, plus $1,000 per meeting of our board of directors, $500 per meeting of a committee of the board attended or $250 if such board member attends a board or committee meeting by telephone. These directors will also be reimbursed for all out-of-pocket expenses incurred in their capacities as members of the board.

We will also grant new independent directors 100,000 stock options at an exercise price equal to the then market value vesting over a three year period. We currently maintain directors and officers liability insurance coverage with an aggregate policy limit of $5,000,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2011 held by (i) each of our directors and named executive officers; (ii) all directors and executive officers as a group; and (iii) any person (or group) who is known to GreenHunter to be the beneficial owner of more than 5% of any class of its common stock.

Unless otherwise specified, the address of each of the persons set forth is in care of GreenHunter Energy, Inc., 1048 Texan Trail, Grapevine, Texas 76051.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (9)
Common Stock	Gary C. Evans	15,857,709 (2)	60.0
Common Stock	Roy E. Easley	35,500	*
Common Stock	Ronald D. Ormand	238,486 (3)	*
Common Stock	Ronald H. Walker	254,777 (4)	*
Common Stock	Jonathan D. Hoopes	160,150 (5)	*
Common Stock	Morgan F. Johnston	713,994 (6)	2.7
Common Stock	David S. Krueger	764,427 (7)	2.8
Common Stock	Investment Hunter, LLC	14,160,000	56.0
Common Stock	West Coast Opportunity Fund, LLC	2,543,587 (8)	9.9
Common Stock	All officers and directors as a group (7 persons named above)	18,025,043	69.0%

*	Less than 1%.
(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of GreenHunter’s common stock.
(2)	Includes 14,160,000 shares held directly by Investment Hunter, LLC, 250,000 common stock purchase warrants at an exercise price of $1.50, 250,000 common stock purchase warrants at an exercise price of $2.50, 352,000 common stock purchase options at an exercise price of $18.91 per share and 333,333 common stock purchase options at an exercise price of $1.96. Also includes 1,800 shares held by Mr. Evans as custodian for his children. Gary C. Evans is the manager of Investment Hunter, LLC and his children are the beneficial owners.
(3)	Consists of 66,666 common stock purchase options at an exercise price of $0.97 per share.
(4)	Consists of 100,000 common stock purchase options at an exercise price of $10.00 per share and 66,666 common stock purchase options at an exercise price of $1.96 per share.
(5)	Includes 100,000 common stock purchase options at an exercise price of $1.41 per share.
(6)	Includes 500,000 common stock purchase options at an exercise price of $5.00 per share, 110,000 common stock purchase options at an exercise price of $18.91 per share, 100,000 common stock purchase options at an exercise price of $1.96 per share.
(7)	Includes 550,000 common stock purchase options at an exercise price of $5.00 per share, 110,000 common stock purchase options at an exercise price of $18.91 per share, 100,000 common stock purchase options at an exercise price of $1.96 per share.
(8)	Consists of 5,978 shares of Series A Preferred Stock convertible into 1,195,600 shares of common stock and 9,802 shares of Series B Preferred Stock convertible into 1,306,933 shares of common stock and 3,423,500 shares of common stock exercisable pursuant to common stock purchase warrants. By agreement, West Coast Opportunity Fund, LLC cannot convert or exercise any securities that cause it to own 10% or more of the common stock of the Company. Paul J. Orfalea, Lance W. Helfert and R. Atticus Lowe have shared voting and investment control over the securities held by West Coast Opportunity Fund, LLC. The address for West Coast Opportunity Fund, LLC is 2151 Alessandro Drive, Suite 1000, Ventura, California 93001.
(9)	A total of 25,435,874 shares of GreenHunter Energy’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner below, any options exercisable or securities convertible into common within 60 days have been included in the denominator.

Item 13.	Certain Relationships and Related Transactions, and Director Independence Transactions with Related Persons

Review, Approval or Ratification of Transactions with Related Persons

As provided by our audit committee charter, all related party transactions are to be reviewed and pre-approved by our audit committee. A “related party transaction” is defined to include any transaction or series of transactions exceeding $120,000 in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers), and persons controlling over five percent of our outstanding common stock. In determining whether to approve a related party transaction, the audit committee will generally evaluate the transaction in terms of the following:

•	The nature of the relationships among the parties;

•	The materiality of the transaction to the Company;

•	The availability of other sources for comparable products or services;

•	The terms available to unrelated third parties or to employees generally;

•	The related person’s interest in the transaction; and

•	The benefit of the transaction to the related person and to the Company.

Additionally, in cases of transactions in which a director or executive officer may have an interest, our board of directors also will evaluate the effect of the transaction on such individual’s willingness or ability to properly perform his or her duties at the Company.

The audit committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our audit committee, that member will not participate in the audit committee’s deliberations.

Transactions with Management and Others

On September 29, 2010 and December 30, 2010, we entered into a promissory note with Mr. Gary C. Evans, our Chairman and Chief Executive Officer, for $600,000 and $260,000, respectively, due on October 31, 2010 and January 1, 2011, respectively, at an interest rate of 10.0%. On May 6, 2011, we borrowed an additional $100,000 from our Chairman and Chief Executive Officer and the two existing promissory notes were combined into one promissory note with the additional borrowing and extended to December 31, 2011, with a total balance of $960,000. On June 21, 2011, $500,000 of the $960,000 principal balance of 10.0% promissory note due to our Chairman and Chief Executive Office was converted into 250,000 units comprised of two shares of common stock and two common stock warrants that are immediately exercisable and expire on January 31, 2014, one with an exercise price of $1.50 and another with an exercise price of $2.50 per share at a price of $2.00 per unit.

We have also entered into an additional promissory note due to our Chairman and Chief Executive Officer for $570,000 due on December 31, 2011 at an interest rate of 14.0%. On November 28, 2011, the interest rate on the 10% promissory note was increased to 14.0%, retrospectively effective January 1, 2011. The promissory notes were also amended to provide Mr. Evans the right to convert the promissory notes into shares of our common stock with a conversion price equal to the closing price of the common stock on the day prior to his election to convert.

In 2011, we obtained accounting services (unrelated to those provided by our independent registered accounting firm) for a fee and provided office space and services for a fee to Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is a director, officer and major stockholder and of which one of our other directors, Ronald D. Ormand, is a director and officer. Also during 2011, we earned storage revenue for providing water storage tanks for lease to Triad Hunter, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation.

On October 13, 2011, we entered into an agreement to sell one of our office buildings in Grapevine, Texas, for $1.7 million to Magnum Hunter Resources Corporation. We recognized a gain of approximately $458 thousand on the sale of the building. A portion of the proceeds was used to reduce our note payable due November 30, 2017, by $1.4 million on the closing date.

On February 17, 2012, we closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC. Triad Hunter LLC, the sole member of Hunter Disposal, LLC, is a wholly owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party.

Item 14.	Principal Accounting Fees and Services

	For the Year Ended December 31,
	2011	2010
Audit (a)	$186,800	$148,560
Tax preparation fees	—	—
All other fees	—	—
TOTAL	$186,800	$148,560

(a)	Includes fees paid to Hein & Associates, LLP for our annual audit and quarterly reviews and services in connection with our filing of registration statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GreenHunter Energy, Inc.

We have audited the accompanying consolidated balance sheets of GreenHunter Energy, Inc. and subsidiaries (a development stage company) (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the each of the years then ended and for the period from July 1, 2010 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHunter Energy, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years then ended, and for the period from July 1, 2010 through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

March 30, 2012

GREENHUNTER ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Development Stage Company)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,823	$181,471
Accounts receivable	63,049	—
Related party accounts receivable	204,762	4,783
Prepaid expenses and other current assets	218,357	270,093

Total current assets	570,991	456,347

FIXED ASSETS:
Land and improvements	3,243,687	3,243,687
Buildings	1,674,827	3,100,621
Plant, equipment, and other fixed assets	3,702,455	2,626,140
Accumulated depreciation	(570,552)	(566,525)
Construction in progress	12,842,251	12,846,608

Net fixed assets	20,892,668	21,250,531
OTHER ASSETS:
Deferred financing costs, net of amortization of $253,705 and $193,335, Respectively	254,285	264,998
Other noncurrent assets	1,448,136	1,446,136

Total assets	$23,166,080	$23,418,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$264,606	$176,603
Note payable to related party	889,269	766,957
Redeemable debentures, net of discount of $19,923 and $0, respectively	5,281,884	—
Accounts payable and accrued liabilities	7,578,628	5,596,535
Dividends payable	168,461	172,056
Deferred revenue – related party	65,925	—
Convertible securities	23,857	1,001,622

Total current liabilities	14,272,630	7,713,773

NON-CURRENT LIABILITIES:
Notes payable, less current portion	2,076,119	2,886,947
Redeemable debentures, net of discount of $0 and $29,558, respectively	—	5,272,249

Total liabilities	16,348,749	15,872,969

COMMITMENTS AND CONTINGENCIES (Notes 1 and 12)

STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $.001 par value, $1,327 and $1,220 stated value, respectively, 5,978 and 6,750 issued and outstanding, and liquidation preference of $8,102,516 and $8,404,290, at December 31, 2011 and 2010, respectively	7,934,055	8,232,234
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 9,802 and 10,575 issued and outstanding and liquidation preference of $9,802,000 and $10,575,000 at December 31, 2011 and 2010, respectively	9,802,000	10,575,000
Common stock, $.001 par value, 90,000,000 authorized shares, 26,177,989 and 22,576,504 issued and outstanding at December 31, 2011 and 2010, respectively	26,178	22,577
Additional paid-in capital	94,677,525	88,968,451
Accumulated deficit prior to re-entering development stage	(126,670,716)	(126,670,716)
Accumulated earnings during development stage	21,483,185	26,979,695
Treasury stock, at cost, 13,985 and 22,412 shares, respectively	(208,983)	(336,285)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	6,817,331	7,545,043

Total liabilities and stockholders’ equity	$23,166,080	$23,418,012

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Development Stage Company)

	For the Year Ended December 31,		From Re-entering Development Stage July 1, 2010 through December 31, 2011
	2011	2010
REVENUES:
Storage rental revenue – related party	$937,907	$—	$937,907
Other revenue – related party	167,433		167,433

Total revenues	1,105,340	—	1,105,340

COSTS AND EXPENSES:
Cost of storage services	1,065,154	—	1,065,154
Project costs	3,316	(10,630)	(11,379)
Depreciation expense	189,656	189,758	284,909
Selling, general and administrative	4,158,096	5,080,768	7,454,564
Loss on asset impairments	—	160,824	—

Total costs and expenses	5,416,222	5,420,720	8,793,248

OPERATING LOSS	(4,310,882)	(5,420,720)	(7,687,908)

OTHER INCOME (EXPENSE):
Interest and other income	461,213	2,994,283	1,319,718
Interest, accretion and other expense	(781,791)	(56,506)	(505,620)
Unrealized loss on convertible securities	(185,944)	(1,001,622)	(1,187,566)

Total other income (expense)	(506,522)	1,936,155	(373,468)

Loss from continuing operations	(4,817,404)	(3,484,565)	(8,061,376)

Gain on disposal of discontinued operations	—	33,055,388	33,055,388
Loss from discontinued operations, net of taxes	—	(8,933,227)	(2,495,802)

Net Income (Loss)	(4,817,404)	20,637,596	22,498,210

Preferred stock dividends	(679,106)	(655,841)	(1,015,025)

Net income (loss) to common stockholders	$(5,496,510)	$19,981,755	$21,483,185

Weighted average shares outstanding, basic and diluted	24,669,783	22,428,950	23,939,664

Net loss per share from continuing operations, basic & diluted	$(0.22)	$(0.18)	$(0.38)

Net earnings per share from discontinued operations, basic & diluted	$—	$1.08	$1.28

Net income (loss) per share, basic & diluted	$(0.22)	$0.89	$0.90

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2010 TO DECEMBER 31, 2011

(Development Stage Company)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit Prior to Re-entering Development Stage	Retained Earnings During Development Stage July 1, 2010 - December 31, 2011	Treasury Stock	Unearned Shares in KSOP	Total Stockholders' Equity (Deficit)
BALANCE, January 1, 2010	$7,592,389	$10,575,000	$22,139	$87,273,376	$(119,672,776)	$—	$(336,285)	$(225,913)	$(14,772,070)

Transfer accumulated preferred dividends to stated value	312,119	—	—	—	—	—	—	—	312,119
Share based compensation	—	—	—	700,551	—	—	—	—	700,551
Issued 100,000 warrants	—	—	—	69,111	—	—	—	—	69,111
Dividends on preferred stock	—	—	—	—	(319,922)	—	—	—	(319,922)
Net loss	—	—	—	—	(6,678,018)	—	—	—	(6,678,018)

BALANCE, July 1, 2010	$7,904,508	$10,575,000	$22,139	$88,043,038	$(126,670,716)	$—	$(336,285)	$(225,913)	$(20,688,229)
Transfer accumulated preferred dividends to stated value	327,726	—	—	—	—	—	—	—	327,726
Share based compensation	—	—	438	925,413	—	—	—	—	925,851
Dividends on preferred stock	—	—	—	—	—	(335,919)	—	—	(335,919)
Net income	—	—	—	—	—	27,315,614	—	—	27,315,614

BALANCE, DECEMBER 31, 2010	$8,232,234	$10,575,000	$22,577	$88,968,451	$(126,670,716)	$26,979,695	$(336,285)	$(225,913)	$7,545,043
Transfer accumulated preferred dividends to stated value	682,700	—	—	—	—	—	—	—	682,700
Share based compensation	—	—	3	818,269	—	—	—	—	818,272
Issued shares of common stock and warrants for cash	—	—	1,045	1,037,055	—	—	—	—	1,038,100
Issued shares of common stock for 401K matching contribution	—	—	229	455,878	—	—	—	—	456,107
Dividends on preferred stock	—	—	—	—	—	(679,106)	—	—	(679,106)
Issued shares of common stock and warrants upon conversion of shares of Series A Preferred Stock	(980,879)	—	772	1,607,870	—	—	—	—	627,763
Issued shares of common stock and warrants upon conversion of shares of Series B Preferred Stock	—	(773,000)	773	1,308,173	—	—	—	—	535,946
Issued shares of common stock and warrants upon conversion of $500,000 in principal of the promissory note payable with a related party	—	—	500	499,500	—	—	—	—	500,000
Issued treasury shares for payment of services	—	—	—	(117,392)	—	—	127,302	—	9,910
Issued shares of common stock for payment of executive salary	—	—	147	99,853	—	—	—	—	100,000
Issued shares of common stock per asset purchase agreement	—	—	132	(132)	—	—	—	—	—
Net loss	—	—	—	—	—	(4,817,404)	—	—	(4,817,404)

BALANCE, DECEMBER 31, 2011	$7,934,055	$9,802,000	$26,178	$94,677,525	$(126,670,716)	$21,483,185	$(208,983)	$(225,913)	$6,817,331

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Development Stage Company)

	For the Year Ended December 31,		From Re-entering Development Stage July 1, 2010 through December 31, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,817,404)	$20,637,596	$22,498,210
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	189,656	1,769,740	284,909
Noncash stock compensation	818,269	1,626,402	1,744,120
Issue warrants on letter of guarantee	—	69,111	—
Amortization of deferred financing costs	91,666	1,777,818	643,207
Non-cash asset impairment	—	160,824	—
Gain on sale or disposal of assets	(454,677)	(33,055,388)	(33,510,065)
Accretion of discount	9,635	367,846	177,315
Unrealized loss from change in fair value of convertible securities	185,944	1,001,622	1,187,566
Changes in certain assets and liabilities:
Accounts receivable	(114,059)	29,547	(113,151)
Related party accounts receivable	(204,762)	—	(204,762)
Prepaid expenses and other current assets	51,736	610,853	19,745
Accounts payable and accrued liabilities	2,674,985	(976,699)	5,740,866

Net cash used in operating activities	(1,569,011)	(5,980,728)	(1,532,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	2,018,765	48
Capital expenditures	(1,096,004)	(2,104,573)	(2,895,152)
Proceeds from sale of assets	1,698,969	9,775	1,698,969
Change in other assets	(2,000)	(1,146,136)	48,000

Net cash provided by (used in) investing activities	600,965	(1,222,169)	(1,148,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	1,038,100	—	1,038,100
Borrowings on notes payable	1,637,905	1,020,840	2,602,897
Payment of notes payable	(1,723,654)	(275,051)	(1,846,855)
Payment of deferred financing costs	(80,953)	(275,802)	(356,755)

Net cash provided by financing activities	871,398	469,987	1,437,387

CHANGE IN CASH	(96,648)	(6,732,910)	(1,242,788)

CASH, beginning of period	181,471	6,914,381	1,327,611

CASH, end of period	$84,823	$181,471	$84,823

Cash paid for interest	$271,651	$1,550,048	$1,092,323

NONCASH TRANSACTIONS:
Issued treasury shares for payment of services	$9,910	$—	$—

Accrued dividends converted to additional stated value of Series A Preferred Stock	$682,700	$639,845	$1,010,426

Shares of common stock and warrants issued upon conversion of shares of Series A Preferred Stock and Series B Preferred Stock	$1,753,879	$—	$—

Shares of common stock and warrants issued upon conversion of principal on promissory note with a related party	$500,000	$—	$—

Accrued capital costs	$19,040	$—	$19,040

Issued shares of common stock for 401K matching contribution	$206,470	$249,637	$—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Development Stage Company)

NOTE 1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY

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

Current Plan of Operations and Ability to Operate as a Going Concern

As of December 31, 2011, we had a working capital deficit of $13.7 million which includes $4.4 million related to earlier construction activities at our Mesquite Lake Biomass Plant.

We have continued to experience losses from ongoing operations. These factors raise doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances from our Chairman and Chief Executive Officer in exchange for promissory notes that have been consolidated and extended to December 31, 2012. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations. The total amount loaned against this letter of guarantee is approximately $889 thousand resulting in a remaining guarantee of $1.1 million as of December 31, 2011.

Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect to receive $500 thousand in proceeds from the sale of our Ocotillo wind energy project after certain conditions are met which is estimated to be sometime during 2012. Along with the revenue generated from our water management activities, which includes the Hunter Disposal acquisition discussed below, and letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we have a business segment that can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our 10% cumulative preferred stock with a stated value of $2.2 million, and a $2.2 million convertible promissory note due to the seller. In connection with the sale, Triad Hunter, LLC entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC. Hunter Disposal, LLC had positive cashflow (unaudited) from operations which exceeded the Company’s deficit in cash flow from operations during 2011. Hunter Disposal entered into a significant service contract with a major oil & gas company during the second half of 2011 which further expands our water management activities for 2012. See Note 16, Subsequent Events, for more information.

There can be no assurance that we will be successful in generating sufficient cash flows to fund our planned development activities related to our water management business, or that the operations of our water management business will generate sufficient cash flows to fund our ongoing operations subsequent to its development. If we are unsuccessful in raising sufficient capital to fund the development of our water management business, or if our water management business fails to generate sufficient cash flows to fund our ongoing operating cash flow needs subsequent to its development, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

Additionally, holders of $292,000 of our Series B Debentures elected to convert their principal and accrued interest into shares of our 10% Series C cumulative preferred stock. See Note 16, Subsequent Events, for more information.

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

Nature of Operations

Our business plan is to acquire businesses, develop projects, and operate assets involved in the clean water business as it relates to the oil and gas industry in the unconventional oil and natural gas resource plays. We had previously structured our business to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

become a leading provider of clean energy products offering industrial, business, and residential customers the opportunity to purchase and utilize clean energy generated from renewable sources. We have refocused our efforts in 2011 on clean water management systems and services. Management has identified a significant unmet need and market opportunity in the area of clean water management as it relates to unconventional oil and natural gas resource plays in the energy industry.

We currently have ongoing business initiatives at GreenHunter in the clean water business through GreenHunter Water, LLC.

During 2007 we acquired Channel Refining Corporation (“CRC”), which we subsequently renamed GreenHunter BioFuels, Inc. (“BioFuels”). We completed the construction of a 105 million gallon per year intended nameplate capacity biodiesel refinery during 2008 and began production at this facility during August of the same year. The biodiesel refinery built on this site also includes terminal operations, product bulk storage, as well as the ability to process contaminated methanol (a chemical used in biodiesel production). We generated revenues during 2008 and 2009 from biodiesel sales, methanol processing and terminal storage at this site. On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. The trustee of the trust is Jack C. Myers, Esq. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy. See Note 5 – Discontinued Operations for more information.

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

The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), GreenHunter Wind Energy, LLC (“Wind”), GreenHunter Water, LLC, Ritchie Hunter, LLC, and Hunter Hauling, LLC. All significant intercompany transactions and balances have been eliminated.

NOTE 2. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries GreenHunter Water, LLC, GreenHunter Wind Energy, LLC and GreenHunter Mesquite Lake, LLC. We disposed of our interests in GreenHunter Biofuels Inc. on November 26, 2010, resulting in a gain of $33.1 million. See Note 5 – Discontinued Operations for more information. All significant intercompany transactions and balances have been eliminated.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available at the date of the financial statements. Therefore, actual results could differ materially from those estimates. Significant estimates include the allocation of purchase price to assets and liabilities acquired, of fair value of stock compensation, valuation of convertible securities liability, and the assessment of assets for impairment.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. At times, we have cash deposits in excess of federally insured limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

Accounts Receivable

Accounts receivable consists of storage and other revenue from our water storage tanks. We review accounts receivable periodically and reduce the carrying amount with a valuation allowance that reflects our best estimate of the amount that may not be collectible. No allowance was deemed necessary as of December 31, 2011 or 2010.

Prepaid expenses and other current assets

Prepaid expenses and other current assets at December 31, 2011 and 2010 included the following (in thousands):

	December 31,
	2011	2010
Deposits	$65	$88
Prepaid Expenses	153	182

Total	$218	$270

Property, Plant and Equipment

Property plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following useful lives:

Automobiles	5 years
Computer and office equipment	5 to 7 years
Plant equipment	7 to 30 years
Land improvements	15 years
Buildings	30 years

Depreciation expense of $190 thousand was recorded for the years ending December 31, 2011 and 2010. During planning of construction of our Mesquite Lake plant, we capitalized $626 thousand in interest expense during the twelve months ended December 31, 2010. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.

Construction in progress totaling $12.8 million within Plant and other Equipment on our balance sheet were assets not being depreciated at December 31, 2011, as they were not in use. They will be placed in use and subject to depreciation once construction is completed on the Mesquite Lake biomass plant. Items in Construction in Progress are not subject to depreciation while they are under construction.

Deferred Financing Costs

Costs incurred in connection with issuing debt are capitalized and amortized as an adjustment to interest expense over the term of the debt instrument using the interest method. Approximately $173,000 of our deferred financing costs are related to the Series B debentures, which are in default and are classified as current liabilities. If these obligations are repaid before the original maturity date of February 28, 2014, the related deferred financing costs will be written off at that time.

Other Non-Current Assets

Other non-current assets at December 31, 2011 and 2010 included the following (in thousands):

	2011	2010
Power Purchase Agreement	$1,396	$1,396
Deposits and other non-current assets	52	50

Total	$1,448	$1,446

Impairments

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. We recorded no impairments during 2011, and during 2010 we recorded impairments of $161 thousand related to deposits on wind projects that were cancelled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 and the input categories associated with those assets and liabilities.

Fair value measurements on a recurring basis December 31, 2011
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$23,857

Total liabilities at fair value	$—	$—	$23,857

Fair value measurements on a recurring basis December 31, 2010
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$1,001,622

Total liabilities at fair value	$—	$—	$1,001,622

The significant assumptions used in calculating the fair values of the convertible securities were a present value factor of 99.84%, a probability of occurrence of a dilutive event of 0.1%, and a volatility of 80.0%

The following schedule shows the changes in fair value measurements during the year ended December 31, 2011:

Fair market value as of December 31, 2010	$(1,001,622)
Unrealized loss from change in fair market value	(185,944)
Fair market value of derivatives settled upon conversion of Preferred Stock to common shares	1,163,709

Fair market value as of December 31, 2011	$(23,857)

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

The Company had current derivative liabilities resulting from the antidilutive features on its common stock warrants, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock. The estimated fair value of the convertible securities liability is revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations. As discussed in Note 9, Stockholders’ Equity, on June 21, 2011, pursuant to the agreement with the holder of our Series A and Series B Preferred Stock outstanding, the holder converted 772 shares of Series A Preferred and 773 shares of Series B Preferred with combined stated value of $1.8 million into 772,500 units under a private placement of common stock and warrants. The fair value of the antidilutive provision for those shares on June 21, 2011, of $1.2 million was reclassed to additional paid in capital upon the conversion of the preferred shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

Income or Loss Per Common Share

Basic net income or loss per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per common share is calculated in the same manner, but also considers the impact to net income or loss and common shares outstanding for the potential dilution from stock options, unvested and unissued stock awards, warrants, and convertible debentures and preferred stock.

We have issued potentially dilutive instruments in the form of our 8% Series A Preferred Stock, Series B Preferred Stock, Series B Convertible Debentures, common stock warrants and common stock options granted to our employees. There were 22,778,356 and 21,263,168 dilutive securities outstanding at December 31, 2011 and 2010, respectively. We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss from continuing operations during the periods.

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the years ended December 31, 2011 and 2010, as their effects would have been anti-dilutive.

	December 31,
	2011	2010
Stock options	8,826,500	7,076,500
Warrants	3,549,047	5,443,911
Convertible debentures	6,486,917	5,686,310
Convertible notes payable to related party	1,022,148	—
Preferred Stock	2,893,744	3,056,447

Total	22,778,356	21,263,168

During April 2011, the compensation committee approved the grant of shares of the Company’s common stock to be valued at $1.0 million or 1,111,111 shares of common stock based on the per share price of $0.90, the closing price on April 5, 2011, to the Company’s Chairman and Chief Executive Officer, pending shareholder approval. These shares are not included in shares outstanding, weighted average shares outstanding, and potentially dilutive securities, since the grant has not yet been approved by shareholders.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

NOTE 5. DISCONTINUED OPERATIONS

During June 2010, the assets of GreenHunter BioFuels, Inc. were placed into receivership. On November 26, 2010, the Company transferred all of its common stock in BioFuels to an irrevocable trust for the benefit of the holders of the Series A Debentures and their respective successors, assigns, heirs and devisees in full and final satisfaction of any obligation the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and were otherwise non-recourse to GreenHunter Energy. The divestiture of our interests in GreenHunter BioFuels resulted in a gain of $33.1 million.

The following table provides summarized income statement information related to BioFuels discontinued operations for the year ended December 31, 2010:

2010
Sales and other revenues from discontinued operations	$319,170
Operating expenses from discontinued operations	(4,449,138)
Other income from discontinued operations	(4,903,259)

Net loss from discontinued operations	$(9,033,227)

We completed the sale of the Telogia plant during February 2009 for total proceeds of approximately $4.5 million cash received. We recorded a gain of approximately $443 thousand on the disposal net of post closing adjustments.

The following table provides summarized income statement information related to Telogia’s discontinued operations for the year ended December 31, 2010:

2010
Other income from discontinued operations	$100,000

Net income from discontinued operations	$100,000

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

Ocotillo Wind Project

On July 30, 2009 we sold our interest in the Ocotillo Wind Project for $250 thousand plus future consideration of $750 thousand with an additional $25 thousand per MW of the nameplate capacity of the WTG’s installed less the amount previously paid. The $250 thousand was subject to and contingent upon the receipt of regulatory approval, which was granted in October 2009. We received an additional $250 thousand in contingent consideration during September of 2010. We expect to receive $500 thousand in proceeds from the sale of our Ocotillo wind energy project after certain conditions are met which is estimated to be sometime during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

NOTE 7. NOTES PAYABLE

Notes Payable at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Note payable collateralized by building due November 31, 2017, 5.7%	$1,447,888	$2,982,051
Notes payable for insurance premiums due between March 2, 2012 and June 30, 2012, rates from 6.5% to 9.0%	77,072	81,499
Notes payable collateralized by water hauling trucks due February 28, 2017 and December 9, 2014, 4.25% and 5%	815,765	—
Note payable to related party due December 31, 2012, 14%	889,269	766,957
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, net of discount of $19,923 and $29,558 at December 31, 2011 and 2010, respectively	5,281,884	5,272,249

	8,511,878	9,102,756
Less: current portion	(6,435,759)	(943,560)

Total Long-Term Debt	$2,076,119	$8,159,196

The following table presents the approximate annual maturities of debt as of December 31, 2011:

2012	$6,435,759
2013	220,440
2014	231,027
2015	231,075
Thereafter	1,393,577

$8,511,878

Notes Payable

The Company has a note payable for the building that serves as the location of the Company’s corporate headquarters. The note has an interest rate of 5.7%, monthly payments of $11 thousand, and matures during November 2017.

During 2011 and 2010, we financed a portion of our annual insurance premiums in the amount of $184 thousand and $161 thousand, respectively with various notes bearing fixed rates of 6.5% and 9.0%. The notes have maturity dates of March 2, 2012 and June 30, 2012.

During 2011, we entered into various notes payable for the purchase of water hauling trucks in the amount of $816 thousand, bearing fixed interest rates of 4.25% and 5.0%. The notes have maturity dates of February 2017 and December 9, 2014.

10% Series A Senior Secured Redeemable Debentures

We have issued approximately $21 million of our 10% Series A Senior Redeemable Debentures (“Series A Debentures”) these debentures, resulting in net proceeds of approximately $18.9 million since inception of this series. These debentures are non-recourse to GreenHunter Energy, and are secured by our GreenHunter BioFuels, Inc. common stock. This offering was cancelled during April of 2008, and all proceeds were received by June 30, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

the Company might have to the holders of the Series A Debentures, based on the terms of the debenture agreements. These debentures were secured by GreenHunter Energy’s ownership interest in GreenHunter BioFuels common stock and are otherwise non-recourse to GreenHunter Energy.

Non-Recourse BioFuels Facilities

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

The Company has not paid interest on the Series B debentures for the period March 2011 through December 31, 2011. Therefore, we were in default on our Series B Debentures at December 31, 2011. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of December 31, 2011. These debentures are secured by GreenHunter Energy’s equity interest in GreenHunter Mesquite Lake, LLC and are otherwise non-recourse to GreenHunter Energy.

Note Payable to Related Party

On September 29, 2010 and December 30, 2010, the Company entered into a promissory note with our Chairman and Chief Executive Officer for $600 thousand and $260 thousand, respectively, due on October 31, 2010 and January 1, 2011, respectively, at an interest rate of 10%. The promissory notes were extended to April 30, 2011. The promissory note was offset against related party receivable balance of $93 thousand at December 31, 2010.

During the year ended December 31, 2011, the Company has borrowed an additional $687 thousand under the promissory notes. On May 6, 2011, the maturity date was extended to December 31, 2011 and accrued interest of $42 thousand was added to the principle balance. The maturity date was subsequently extended to December 31, 2012 and the interest rate was increased to 14%. During the year ended December 31, 2011, related party receivable balances of approximately $70 thousand were offset against the promissory note.

On June 21, 2011, principal in the amount of $500 thousand from the 10% Promissory Note was converted to 250,000 units which were offered under our private placement of common stock and warrants. See Note 9, Stockholders Equity, for more information.

The balance under these promissory notes was $889 thousand at December 31, 2011, and $767 thousand at December 31, 2010. The notes are convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

NOTE 8. INCOME TAXES

At December 31, 2011, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carry-forward for regular tax purposes of approximately $57 million which expires in varying amounts during the tax years 2027 through 2031. No provision for federal income tax benefit is reflected on the statement of operations for the year ended December 31, 2011 because we are uncertain as to our ability to utilize our NOL in the future.

The NOL above includes $2.5 million of deductions for excess stock-based compensation. Excess stock-based compensation deductions represent stock-based compensation that have generated tax deductions that have not yet resulted in a cash tax benefit because the Company has NOL carry-forwards. The Company plans to recognize the federal NOL tax assets associated with excess stock-based compensation tax deductions only when all other components of the federal NOL tax assets have been fully utilized. If and when the excess stock-based compensation related NOL tax assets are realized, the benefit will be credited directly to equity.

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2011 and 2010, to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	2011	2010
	(in thousands)
Statutory tax expense (benefit)	$(1,638)	$(1,185)
Change in valuation allowance	1,409	823
Effect of permanent differences and other
Interest expense disallowed for tax	166	21
Effect of other permanent differences	63	341
Total Tax Expense	$—	$—

The components of our deferred income taxes were as follows for the years ended December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryover	$18,855	$17,706
Capital loss carryover	77	77
Charitable contributions carryover	4	4
Share based compensation	5,795	5,516
Property and equipment	508	527
Total net deferred tax assets	25,239	23,830
Less valuation allowances	(25,239)	(23,830)
Net deferred tax assets	$—	$—

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2011 and 2010, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated condensed balance sheet at December 31, 2011 and 2010 relating to unrecognized tax benefits.

The tax years 2008-2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The tax years 2007-2011 remain open for the Texas Margin tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

NOTE 9. STOCKHOLDERS’ EQUITY

The following table reflects changes in our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements:

	Preferred Stock	Common Stock	Treasury Stock	KSOP	Warrants
January 1, 2010	17,325	22,576,504	22,412	15,200	6,251,745
Issued 100,000 warrants upon receipt of letter of guaranty	—	—	—	—	100,000
Warrants expired	—	—	—	—	(907,834)

December 31, 2010	17,325	22,576,504	22,412	15,200	5,443,911
Issue common stock and warrants for cash	—	1,045,000	—	—	1,045,000
Issue common stock and warrants upon conversion of $500,000 in principal on promissory notes	—	500,000	—	—	500,000
Issue common stock and warrants upon conversion of 1,545 shares of preferred stock	(1,545)	1,545,000	—	—	1,545,000
Common shares granted to non-employee Board Members	—	28,090	—	—	—
Common shares granted as 401k matching contribution	—	229,410	—	—	—
Unissued unvested restricted shares	—	(25,000)	—	—	—
Issue common stock for payment of executive salary	—	147,059	—	—	—
Issue common stock for asset purchase	—	131,926	—	—	—
Issue common shares out of treasury for payment of services	—	—	(8,427)	—	—
Warrants expired during the period	—	—	—	—	(4,984,864)

December 31, 2011	15,780	26,177,989	13,985	15,200	3,549,047

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

We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2008 through December 31, 2011. In accordance with the terms of this preferred stock, accrued dividends of $2.0 million were added to the stated value of the preferred stock, resulting in a stated value per share of $1,327 at December 31, 2011. This additional $2.0 million in stated value will accrue dividends at a 10% rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

In January of 2011 we entered into an agreement with the holder of our Series A Preferred Stock where by the holder waived their right under the Series A Certificate of Designations as it pertains to the adjustment of the conversion price caused by the Company’s private placement to certain accredited investors for consideration of the ability to convert shares of the Series A Preferred having an aggregate stated value equal to 50% of the gross proceeds received by the Company from investors after the closing of the offering into shares of common stock of the Company at the same price which the Company sells the unit shares to investors.

On June 21, 2011, pursuant to the agreement with the holder of our Series A and Series B Preferred Stock outstanding, the holder converted 772 shares of Series A Preferred with a stated value of $981 thousand into 386,000 units which were sold under our private placement of common stock and warrants. The fair value of the antidilutive provision for those shares on June 21, 2011, of $628 thousand was reclassed to additional paid in capital upon the conversion of the preferred shares.

Series B Preferred

On August 21, 2008, we authorized and established a series of preferred stock that was designated as “2008 Series B Convertible Preferred Stock” (“Series B Preferred”). This series was constituted as 10,575 shares with a stated value per share equal to $1 thousand. We executed a securities purchase agreement with the buyer at this time whereby the buyer returned 1,410,000 their existing $7.50 common stock warrants and paid $10.6 million in cash (net of expenses) to GreenHunter, and we issued 10,575 shares of the Series B Preferred and 1,410,000 common stock warrants with an exercise price of $25.00. We cancelled the $7.50 common stock warrants which were returned to us in this transaction.

The Series B Preferred does not provide for any preferential dividends. A holder of the Series B Preferred has the right to convert these shares at any time into shares of common stock at a conversion price of $7.50 per common share. We may force conversion at any time subject to the following conditions: (i) the closing price of our common stock exceeds $20.00 for thirty-one trading days, and (ii) the average trading volume of the shares over the same 31-day period equals or exceeds 65,000 shares. After five years, we may redeem the preferred stock for cash. Other provisions of this series of preferred stock include a liquidation preference, anti-dilution provisions, voting rights equal to the common shareholders and other protective provisions.

We recorded a deemed preferred dividend of $13.9 million in relation to the Series B Preferred which reflects the excess of the fair value of the securities issued in the transaction over the carrying value of the warrants cancelled. We also recorded a deemed dividend of $666 thousand related to the beneficial conversion feature of the stock at the time of the placement.

In January of 2011 we entered into an agreement with the holder of our Series B Preferred Stock where by the holder waived their right under the Series B Certificate of Designations as it pertains to the adjustment of the conversion price caused by the Company’s private placement to certain accredited investors for consideration of the ability to convert shares of the Series B Preferred having an aggregate stated value equal to 50% of the gross proceeds received by the Company from investors after the closing of the offering into shares of common stock of the Company at the same price which the Company sells the unit shares to investors.

On June 21, 2011, pursuant to the agreement with the holder of our Series B Preferred Stock outstanding, the holder converted 773 shares of Series B Preferred with a stated value of $773 thousand into 386,500 units which were sold under our private placement of common stock and warrants. The fair value of the antidilutive provision for those shares on June 21, 2011, of $536 thousand was reclassed to additional paid in capital upon the conversion of the preferred shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

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

On November 29, 2011, we issued 147,059 shares of common stock valued at $100,000 to pay executive salaries.

During December 2011, we issued 131,926 shares of common stock to pay the second payment pursuant to the Port Sutton acquisition.

Treasury Stock

During the year ended December 31, 2011, the Company issued 8,427 shares of the Company’s common stock out of treasury, with a cost of $127 thousand, for payment of services.

Common Stock Warrants

The following is a summary of warrant activity for the two years ended December 31, 2011 and 2010.

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - Beginning of Year	5,443,911	$24.87	6,251,745	$23.98
Granted	3,090,000	$2.00	100,000	$1.34
Exercised	—	—	—	—
Cancelled	(4,984,864)	$1.50	(907,834)	$16.16
Outstanding - End of Year	3,549,047	$1.94	5,443,911	$24.87

Exercisable - End of Year	3,549,047	$1.94	5,443,911	$24.87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

During the first quarter of 2010, we granted 100,000 warrants upon the receipt of the letter of guarantee and credit support from our Chairman and Chief Executive Officer. The exercise price of the warrants was set at $1.34 as of the issuance date of March 31, 2010, and will be proportionately increased or decreased upon subsequent combinations or subdivisions of common stock. These warrants are exercisable immediately upon issuance and have a five-year life. We determined the grant-date fair value of the warrants to be approximately $69 thousand, or $0.69 per share using the Black-Scholes method with the following inputs: Stock price on the date of grant of $1.30, exercise price of $1.34, term of 5 years, volatility of 63.13% based on the average volatility of the Company and five comparable companies, and discount rate of 1.60% based on expected life of 2.5 years. The grant-date fair value of $69 thousand is included in selling, general, and administrative expense on our consolidated statement of operations for the year ended December 31, 2010. In the third quarter of 2010, the Chairman and Chief Executive Officer has rescinded his right to these warrants.

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

The Company’s private placement entered into on January 28, 2011, triggered the antidilutive provision on 5,443,911 common stock warrants outstanding at that time, which adjusted the exercise price for the warrants to $1.50, of which 4,984,864 have expired during 2011.

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

During the year ended December 31, 2011, 4,984,864 of our $1.50 common stock warrants have expired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

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

As of December 31, 2011 and 2010, the fair value of the unrealized loss associated with the antidilution provisions on convertible securities was estimated to be $24 thousand and $1.0 million, respectively, using a form of the income approach. The Company recorded a $186 thousand and $1.0 million non-cash charge related to the change in fair value of unrealized loss on convertible securities for the years ended December 31, 2011 and 2010, respectively. These warrant liabilities are marked to fair value from January 1, 2009 resulting in the recognition of gain or loss in the Company’s consolidated statements of operations as gain or loss from change in fair value of warrant liabilities from that date.

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

Common Stock Options

The Company granted 2,050,000 shares of common stock options to members of management and employees of the Company at an exercise price of $0.90 with an estimated fair value of $0.58 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.

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

We recorded share-based compensation expense of $818 thousand and $1.6 million during the years ended December 31, 2011 and 2010, respectively. These expenses are included in our selling, general and administrative expenses.

As of December 31, 2011, there was $1.4 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.66 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We will issue new shares upon the exercise of the stock options.

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the year ended December 31, 2011 was as follows:

2011
Number of options issued	$2,050,000
Weighted average stock price	$0.90
Weighted average exercise price	$0.90
Weighted average expected life of options(a)	5.00
Weighted average expected volatility (b)	79.82%
Weighted average risk-free interest rate	2.32%
Expected annual dividend per share	—
Weighted average fair value of each option	$0.58

(a)	As determined by the simplified method under Staff Accounting Bulletin 107. The options have a life often years.
(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

The following is a summary of stock option activity during the years ended December 31, 2011 and 2010.

	2011			2010
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value*	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value*
Outstanding - Beginning of Year	7,076,500	$5.95	$—	7,399,832	$5.93	$—
Granted	2,050,000	0.90	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled	(300,000)	1.41	—	(323,332)	9.28	—
Outstanding - End of Year	8,826,500	5.41	—	7,076,500	5.95	—

Exercisable - End of Year	6,067,328	$7.35	$—	5,257,497	$7.65	$—

*	The Aggregate Intrinsic Value was calculated using the December 31, 2011 and 2010 stock price of $0.87 and $0.81.

The following is a summary of stock options outstanding at December 31, 2011 :

Exercise Price	Number of Options Outstanding	Number of Exercisable Options	Weighted Average Remaining Contractual Life (Years)
$0.90	2,050,000	—	9.27
$0.97	100,000	66,666	7.43
$1.41	200,000	100,000	7.95
$1.96	1,725,000	1,149,997	7.66
$5.00	3,247,000	3,247,000	5.38
$7.50	33,333	33,333	5.76
$10.00	243,333	243,333	5.90
$10.12	2,500	1,666	6.78
$12.00	6,500	6,500	5.99
$13.66	3,000	3,000	6.50
$17.76	40,000	40,000	6.12
$18.00	16,667	16,667	6.20
$18.91	1,099,167	1,099,166	6.13
$19.75	13,333	13,333	6.30
$20.64	25,000	25,000	6.44
$22.75	21,667	21,667	6.36

	8,826,500	6,067,328

Share Awards

During the year ended December 31, 2011, we granted 28,090 shares of common stock to the nonemployee members of the Board of Directors as payment for their fees for the first quarter of 2011 in lieu of receiving cash for their fees. These common shares vest immediately and were valued at weighted average of $0.89 per share, based on the quoted market value of the stock on the date of the grant. We recognized $391 thousand of expense in our selling, general, and administrative expenses as of December 31, 2011, related to these shares. These shares were not issued as of December 31, 2011 but are included in weighted average basic shares outstanding as of December 31, 2011. At December 31, 2011, there were 198,690 shares owed to the nonemployee members of the Board of Directors that were not issued but are included in weighted average basic shares outstanding as of December 31, 2011.

During April 2011, the compensation committee approved the grant of shares of the Company’s common stock to be valued at $1.0 million or 1,111,111 shares of common stock based on the per share price of $0.90, the closing price on April 5, 2011, to the Company’s Chairman and Chief Executive Officer, pending shareholder approval. These shares are not included in shares outstanding, weighted average shares outstanding, and potentially dilutive securities, since the grant has not yet been approved by shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

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

The following is a summary of unvested share awards for the year ended December 31, 2011:

	2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - Beginning of Year	75,000	$1.87	100,000	$1.87
Granted	28,090	0.89	170,600	1.10
Cancelled	(25,000)	1.87	—	—
Exercised	—	—	—	—
Vested	(53,090)	1.35	(195,600)	1.22

Unvested - End of Period	25,000	$1.87	75,000	$1.87

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

In association with our purchase of the Port Sutton lease option, we agreed to issue restricted shares to the Seller worth $2 million, subject to a floor price of $14.25 and ceiling of $25. These shares were to be issued the sooner of 18 months from the October 2008 close date or upon the first biodiesel production or storage at the site. Accordingly, we were to issue 140,351 shares related to this acquisition. These shares are included in shares outstanding at December 31, 2011 and we anticipate to release these shares in April 2012.

We recently entered into a definitive agreement to acquire approximately 5 surface acres, including the existing well, located in West Virginia where we will develop a commercial water service facility. The acquisition will close in two phases where the first closing occurred on December 15, 2011 and the second closing will be upon the well commencing commercial operations. Upon the second closing we will be required to pay cash of approximately $94 thousand plus an additional approximately $94 thousand in unregistered shares of our common stock and approximately $94 thousand in unregistered shares of our Series C Preferred Stock. No amounts have been accrued as this obligation is conditional upon the well commencing operations as a commercial disposal well.

Bioversel

Bioversel brought suit againt the Company on September 24, 2008, alleging that the Company has repudiated its biodiesel tolling agreement, as amended with the plaintiff. The plaintiff alleged breach of contract, fraud, and conversion regarding defendant’s ability to process feedstock into biodiesel under the contract. The Company filed a countersuit against Bioversel, Inc. for failure to make payments to defendant under the contract.

On October 11, 2011, the Court dismissed all claims against the Company under this lawsuit, with no right to appeal on the part of the Plaintiff.

Crown Engineering

Crown Engineering and Construction brought suit against GreenHunter Energy, Inc. on April 1, 2009 alleging that we breached our contract for services to refurbish our biomass plant in California. On January 18, 2010, a settlement was reached in the lawsuit with Crown Engineering for a cash payment of $1.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

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

Plaintiffs refiled an arbitration case for this matter to be heard in Houston, Texas. The parties have since conducted a preliminary hearing. There will be no discovery conducted between the parties. This claim was settled during the year ended December 31, 2011, and GreenHunter’s insurance carrier has been covering the costs of the settlement.

NOTE 13. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, we earned storage revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, Triad Hunter, LLC, and Hunter Disposal, LLC, all wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Storage and other revenue totaled $1.0 million for the year ended December 31, 2011 and $0 for the year ended December 31, 2010. Accounts receivable related to that revenue totaled $203 thousand and $0 as of December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, we obtained accounting services for a fee and provided office space and services for a fee to Magnum Hunter Resources Corporation. Office related services revenues net of professional services expense totaled $162 thousand for the year ended December 31, 2011, and $90 thousand for the year ended December 31, 2010.

On October 13, 2011, the Company sold an office building for $1.7 million to Magnum Hunter Resources Corporation.

During 2010, we rented an airplane for business use at various times from Pilatus Hunter, LLC, an entity 100% owned by Mr. Evans. Airplane rental expenses totaled $12 thousand for the year ended December 31, 2010.

During 2010, we granted 100,000 warrants upon the receipt of the letter of guarantee and credit support from our Chairman and Chief Executive Officer, which he subsequently rescinded, as discussed in Note 9.

On September 29, 2010, and December 30, 2010, the Chairman and Chief Executive Officer loaned the Company $600 thousand and $260 thousand, respectively, in exchange for promissory notes due October 31, 2010, and January 1, 2011, respectively. The promissory notes were offset against a related party receivable balances of $70 thousand and $93 thousand, for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company has borrowed an additional $100,000 under a promissory note due to the Company’s Chairman and Chief Executive Officer. On May 6, 2011, the maturity date was extended to December 31, 2011. The Company also borrowed an additional $570,000 under a new promissory note at an interest rate of 14% from the Chairman and Chief Executive Officer. On June 21, 2011, principal in the amount of $500,000 from the 10% Promissory Note was converted to 250,000 units which were offered under our private placement of common stock and warrants. The balance under these promissory notes was $889,269 at December 31, 2011, and $766,957 at December 31, 2010. The notes are convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert. See Note 8, Stockholders’ Equity, for more information.

During the years ended December 31, 2011 and 2010, we provided accounting services and use of office space to Magnum Hunter Resources Corporation. Revenue related to these activities were $162,000 and $212,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. See Note 16, Subsequent Events, for more information.

NOTE 14. QUARTERLY FINANCIAL DATA

The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years.

	Quarter Ended				Total
	March 31	June 30	September 30	December 31	Year
2011
Operating loss	$(1,173,330)	$(1,037,348)	$(686,261)	$(1,413,943)	$(4,310,882)
Net income (loss) attributable to common shareholders	(1,473,997)	(1,654,672)	(1,026,338)	(1,341,503)	(5,496,510)
Basic and diluted earnings (loss) per common share	$(0.06)	$(0.07)	$(0.04)	$(0.05)	$(0.22)
Weighted average shares	22,861,204	23,981,809	25,886,392	25,949,002	24,669,783
2010
Operating loss	$(1,297,620)	$(729,806)	$(1,639,539)	$(1,753,755)	$(5,420,720)
Net income (loss) attributable to common shareholders	(2,700,582)	(4,297,358)	(2,749,306)	29,729,001	19,981,755
Basic and diluted earnings (loss) per common share	$(0.12)	$(0.19)	$(0.12)	$1.32	$0.89
Weighted average shares	22,101,861	22,373,261	22,500,492	22,533,363	22,428,950

NOTE 15. SEGMENT DATA

We currently have three reportable segments: Wind Energy, Water Management, and Biomass. Each of our segments is a strategic business that offers different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. All of our segments are still in development stages with no significant operations.

Our Water Management segment is currently in the development stage and has a number of projects under development. We recently entered into a definitive agreement to acquire approximately 5 surface acres, including the existing well, located in West Virginia where we will develop a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal. The acquisition will close in two phases where the first closing occurred on December 15, 2011 and the second closing will be upon the well commencing commercial operations. We will pay in total approximately $375 thousand, which will consist of approximately $188 thousand in cash plus an additional approximately $94 thousand in unregistered shares of our common stock based on volume weighted average price of our common stock over the 10 previous trading days prior to closing and approximately $94 thousand in unregistered shares of our Series C Preferred Stock.

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

Our Biomass segment is also in the development stage. We have purchased an inactive 18.5 MW (nameplate capacity) biomass power plant located in California, Mesquite Lake, and an inactive 14 MW (nameplate capacity) biomass power plant located in Telogia, Florida which was sold during the first quarter of 2009. We began refurbishing the plant during the third quarter in 2008. During 2008, we found that the existing air permit for the plant was not sufficient to support our planned operations, and we put this project on hold during the fourth quarter of 2008 while we went through the re-permitting process. We executed a new power purchase agreement for this facility in October 2009 and we obtained the air permit in July 2010. We plan to resume construction on the facility, including an expansion of up to 10 Megawatts (“MW”), sometime during the second quarter of 2012, assuming additional sources of capital are obtained.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

Our Biomass segment will produce energy from organic matter available at or near the plant sites.

The accounting policies for our segments are the same as those described in Note 3. There are no intersegment revenues or expenses.

Segment data for the two years ended December 31, 2011 and 2010 follows:

	For the Year Ended December 31, 2011
	Unallocated Corporate	Water Management	BioMass	Wind Energy	TOTAL
Total Revenues	$—	$1,105,340	$—	$—	$1,105,340
Total Operating Costs	—	1,065,154	—	3,316	1,068,470
Depreciation expense	189,656	—	—	—	189,656
Selling, general and administrative	3,768,743	91,079	296,986	1,288	4,158,096

Operating income (loss)	(3,958,399)	(50,893)	(296,986)	(4,604)	(4,310,882)
Other income and (expense)	(500,845)	(5,677)	—	—	(506,522)

Loss from continuing operations	$(4,459,244)	$(56,570)	$(296,986)	$(4,604)	$(4,817,404)

Total Assets	$2,778,853	$1,406,187	$18,981,516	$(476)	$23,166,080

Capital Expenditures	$—	$1,061,823	$34,181	$—	$1,096,004

	For the Year Ended December 31, 2010
	Unallocated Corporate	Water Management	BioMass	Wind Energy	TOTAL
Total Operating Costs	$—	$—	$—	$(10,630)	$(10,630)
Depreciation expense	189,758	—	—	—	189,758
Loss on asset impairments	—	—	—	160,824	160,824
Selling, general and administrative	4,466,507	—	597,325	16,936	5,080,768

Operating loss	(4,656,265)	—	(597,325)	(167,130)	(5,420,720)
Other income and (expense)	(619,374)	—	2,305,527	250,002	1,936,155

Income (loss) from continuing operations	$(5,275,639)	$—	$1,708,202	$82,872	$(3,484,565)

Total Assets	$4,411,739	$—	$18,984,743	$21,530	$23,418,012

Capital Expenditures	$634,293	$—	$1,470,280	$—	$2,104,573

NOTE 16. SUBSEQUENT EVENTS - UNAUDITED

On January 18, 2012, the Company filed a prospectus with the SEC to register 125,000 shares of 10% Series C Cumulative Preferred Stock at $100 per share with a liquidation preference of $100 per share. We plan on amending this prospectus to allow for the issue of 250,000 shares of 10% Series C Cumulative Preferred Stock.

On January 23, 2012, the Company entered into a loan to acquire a water-hauling truck. The amount financed was $178 thousand, the interest rate is 7.99%, and the loan matures on March 9, 2015.

During February 2012, the Company granted 2,025,750 shares of common stock options to executive officers, employees of the Company, and a new member of the Board of Directors of the Company with an average exercise price of $1.65.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party. The total consideration for this acquisition was approximately $9.9 million. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Development Stage Company)

consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our 10% Series C cumulative preferred stock with a stated value of $2.2 million, and a $2.2 million convertible promissory note due to the seller. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC. See Note 13, Related Party Transactions, for more information.

The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets of Hunter Disposal, LLC as of the date acquired as determined as of January 1, 2012:

Consideration paid:
Cash paid	$2,200,000
Common shares issued - 1,846,722 shares at $1.70	3,305,632
Preferred shares issued - 22,000 shares at $100 stated value	2,200,000
Convertible Promissory note	2,200,000

Total consideration	$9,905,632

Disposal wells	$5,513,420
Field equipment (excluding disposal wells)	2,466,500
Office and admin assets	3,500
Deposits	29,717
Asset retirement obligation	(26,929)
Cash (bank overdraft)	(355,517)
Accounts receivable	2,442,710
Accounts receivable from Magnum Hunter Resources	2,207,676
Accounts payable & accrued expenses	(2,375,445)

Total	$9,905,632

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 2011, and 2010, as if the acquisition of Hunter Disposal, LLC, along with transactions necessary to finance the acquisitions, had occurred as of the beginning of 2010. The pro forma information includes the effects of adjustments for interest expense and depreciation expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	For the Year Ended December 31,
	2011	2010
Total operating revenue	$14,202,131	$1,692,342
Total operating costs and expenses	15,465,155	6,515,753

Operating loss	(1,263,024)	(4,823,411)
Interest expense and other	(527,343)	1,926,137

Net income (loss)	(1,790,367)	(2,897,274)
Gain on disposal of discontinued operations	—	33,055,388
Loss from discontinued operations, net of taxes	—	(8,933,227)
Dividends on preferred stock	(679,106)	(655,841)

Net income (loss) attributable to common stockholders	$(2,469,473)	$20,569,046

Net income (loss) per share, basic & diluted	$(0.09)	$0.85

On February 17, 2012, the Company entered into a promissory note in conjuction with the closing of the acquisition of Hunter Disposal, LLC. The amount financed was $2.2 million, and the note carries an interest rate of 5.5% The note has a term of 36 months.

On February 28, 2012, the Company sent a letter to all holders of our 9% Series B Debentures offering them the option to convert their outstanding debentures into shares of our 10% Series C Cumulative Preferred Stock with stated value equal to the face value of their debentures, along with any unpaid interest due to them. We have received notice to convert from holders of $292 thousand of our Series B Debentures into 3,136 shares of our 10% Series C Cumulative Preferred Stock subsequent to December 31, 2011, through the date of this report.

(b) Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.1	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.2	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.3	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.4	Certificate of Designations of 2008 Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.5	Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.1	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.2	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.3	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.4	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.5	Form of subordinated promissory note of GreenHunter BioFuels, Inc. (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.6	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time (Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008)

10.7	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time (Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009)

10.8	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time (Incorporated by reference to the Company’s Form 10-K, dated March 31, 2011)

10.9	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time (Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010)

10.10	Equity Purchase Agreement between Triad Hunter LLC and GreenHunter Energy, Inc. dated February 17, 2012 (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.11†	Registration Rights Agreement dated February 17, 2012 between GreenHunter Energy, Inc. and

Triad Hunter, LLC

10.12	Promissory Note of GreenHunter Energy, Inc., issued to Gary C. Evans, dated May 6, 2011. (incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-178386) filed on December 8, 2011)

10.13	Promissory Note of GreenHunter Energy, Inc., issued to Investment Hunter LLC, dated June 14, 2011. (incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-178386) filed on December 8, 2011)

10.14	Promissory Note of GreenHunter Energy, Inc., issued to Gary C. Evans, dated July 11, 2011. (incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-178386) filed on December 8, 2011)

21.1†	List of Subsidiaries

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHunter Energy, Inc.

Date: March 30, 2012	By:	/s/ Gary C. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans	Chairman and Chief Executive Officer	March 30, 2012

Gary C. Evans

/s/ Jonathan D. Hoopes	Director, President and COO	March 30, 2012

Jonathan D. Hoopes

/s/ Morgan F. Johnston	Sr. Vice President, General Counsel and Secretary	March 30, 2012

Morgan F. Johnston

/s/ David S. Krueger	Vice President and Chief Financial Officer	March 30, 2012

David S. Krueger

/s/ Roy E. Easley	Director	March 30, 2012

Roy E. Easley

/s/ Ronald D. Ormand	Director	March 30, 2012

Ronald D. Ormand

/s/ Ronald H. Walker	Director	March 30, 2012

Ronald H. Walker