Form 10-Q
period 2012-03-31
GreenHunter Energy, Inc.
filed 2012-04-27
CIK 1410056

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2012 there were 28,079,427 shares of the registrant’s common stock ($0.001 par value) outstanding

PART 1 – FINANCIAL STATEMENTS

Item 1. Financial Statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,419,784	$84,823
Accounts receivable	1,604,414	63,049
Related party accounts receivable	507,703	204,762
Prepaid expenses and other current assets	288,992	218,357

Total current assets	4,820,893	570,991
FIXED ASSETS:
Land and improvements	3,257,379	3,243,687
Buildings	1,674,827	1,674,827
Plant, equipment, and other fixed assets	12,855,604	3,702,455
Accumulated depreciation	(762,535)	(570,552)
Construction in progress	12,842,251	12,842,251

Net fixed assets	29,867,526	20,892,668
OTHER ASSETS:
Deferred financing costs, net of amortization of $307,918 and $253,705, Respectively	233,382	254,285
Other noncurrent assets	1,459,072	1,448,136

Total assets	$36,380,873	$23,166,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,011,959	$264,606
Note payable to related party	839,269	889,269
Redeemable debentures, net of discount of $16,420 and $19,923, respectively	4,893,388	5,281,884
Accounts payable and accrued liabilities	10,901,150	7,578,628
Dividends payable	26,942	168,461
Deferred revenue – related party	65,925	65,925
Convertible securities	23,857	23,857

Total current liabilities	17,762,490	14,272,630
NON-CURRENT LIABILITIES:
Notes payable, less current portion	5,824,112	2,076,119
Asset retirement obligation	27,569	—

Total liabilities	23,614,171	16,348,749
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $.001 par value, $1,384 and $1,327 stated value, 5,978 issued and outstanding for both periods, and liquidation preference of $8,270,977 and $8,102,516, at March 31, 2012 and December 31, 2011, respectively	8,270,977	7,934,055
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 9,802 issued and outstanding and liquidation preference of $9,802,000 at March 31, 2012 and December 31, 2011	9,802,000	9,802,000
Series C preferred stock, $.001 par value, $25 stated value, 105,191 and 0 issued and outstanding and liquidation preference of $2,629,775 and $0, at March 31, 2012 and December 31, 2011, respectively	2,629,775	—
Common stock, $.001par value, 90,000,000 authorized shares, 28,089,912 and 26,177,989 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	28,090	26,178
Additional paid-in capital	98,454,282	94,677,525
Accumulated deficit	(106,036,399)	(105,187,531)
Treasury stock, at cost, 10,485 and 13,985 shares, respectively	(156,110)	(208,983)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	12,766,702	6,817,331

Total liabilities and stockholders’ equity	$36,380,873	$23,166,080

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the Three Months Ended March 31,
	2012	2011
REVENUES:
Water disposal revenue	$739,356	$—
Transportation revenue	1,122,636	—
Storage rental revenue and other	406,523	—

Total revenues	2,268,515	—

COST OF SERVICES PROVIDED:
Cost of services provided	1,326,574	—
Depreciation expense	192,292	47,588
Selling, general and administrative	1,197,434	1,125,742

Total costs and expenses	2,716,300	1,173,330

OPERATING LOSS	(447,785)	(1,173,330)
OTHER INCOME (EXPENSE):
Interest and other income	2	4,851
Interest, accretion and other expense	(205,681)	(185,224)
Unrealized gain on convertible securities	—	51,762

Total other income (expense)	(205,679)	(128,611)

Net loss	(653,464)	(1,301,941)
Preferred stock dividends	(195,404)	(172,056)

Net loss to common stockholders	(848,868)	(1,473,997)

Weighted average shares outstanding, basic and diluted	27,059,348	22,861,204
Basic and diluted loss per share:
Net loss per share	$(0.03)	$(0.06)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(653,464)	$(1,301,941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	192,292	47,588
Noncash stock compensation	495,774	230,286
Amortization of deferred financing costs	22,917	22,917
Loss on sale of assets	—	1,967
Accretion of discount	3,504	2,628
Unrealized gain from change in fair value of convertible securities	—	(51,762)
Changes in operating assets and liabilities:
Accounts receivable	1,403,638	(34,513)
Accounts receivable – related party	(302,941)	—
Prepaid expenses	18,008	54,261
Accounts payable	286,209	(55,295)
Accrued liabilities	—	240,399
Deposits and other current assets	(75,002)	—

Net cash provided by (used in) operating activities	1,390,935	(843,465)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Capital expenditures	(420,082)	—
Cash paid in acquisitions, net of cash received of $1.3 million	(909,224)	—

Net cash used in investing activities	(1,329,306)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrants	—	745,000
Proceeds from exercise of warrants	30,000	—
Increase in notes payable	2,413,688	—
Payment of notes payable	(168,342)	(60,883)
Payment of deferred financing costs	(2,014)	—

Net cash provided by financing activities	2,273,332	684,117

CHANGE IN CASH	2,334,961	(159,348)

CASH, beginning of period	84,823	181,471

CASH, end of period	$2,419,784	$22,123

Cash paid for interest	$28,095	$123,682

NONCASH TRANSACTIONS:
Issued treasury shares for payment of share based compensation	$52,873	$—

Issued share of Series C Preferred Stock upon redemption of Series B Debentures	$429,910	$—

Transfer accumulated preferred dividends to stated value	$336,922	$—

Issued shares of common stock in acquisition	$3,305,633	$—

Issued shares of Series C Preferred Stock in acquisition	$2,200,000	$—

See accompanying notes to condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2012 TO MARCH 31, 2012

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Unearned Shares in KSOP	Total Stockholders’ Equity (Deficit)
BALANCE, JANUARY 1, 2012	$7,934,055	$9,802,000	$—	$26,178	$94,677,525	$(105,187,531)	$(208,983)	$(225,913)	$6,817,331
Transfer accumulated preferred dividends to stated value	336,922	—	—	—	—	—	—	—	336,922
Share based payments	—	—	—	45	442,856	—	52,873	—	495,774
Issued shares of common stock in Hunter Disposal acquisition	—	—	—	1,847	3,303,786	—	—	—	3,305,633
Issued shares of common stock upon exercise of warrants	—	—	—	20	29,980	—	—	—	30,000
Dividends on preferred stock	—	—	—	—	—	(195,404)	—	—	(195,404)
Issued shares of Series C Preferred Stock in Hunter Disposal acquisition	—	—	2,200,000	—	—	—	—	—	2,200,000
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	—	—	429,775	—	135	—	—	—	429,910
Net loss	—	—	—	—	—	(653,464)	—	—	(653,464)

BALANCE, MARCH 31, 2012	$8,270,977	$9,802,000	$2,629,775	$28,090	$98,454,282	$(106,036,399)	$(156,110)	$(225,913)	$12,766,702

See accompanying notes to condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, are unaudited. The December 31, 2011 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2012, and the results of operations for the three month periods ended March 31, 2012 and 2011, and cash flows for the three month periods ended March 31, 2012 and 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2011 Form 10-K. The results of operations for the three month periods ended March 31, 2012 are not necessarily indicative of the operating results that will occur for the full year.

The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

Nature of Operations

Our business plan is to acquire businesses, develop projects, and operate assets involved within the clean water business as it relates to the oil and gas industry in the unconventional oil and natural gas resource plays. We had previously structured our business to become a leading provider of clean energy products offering industrial, business, and residential customers the opportunity to purchase and utilize clean energy generated from renewable sources. We refocused our efforts during 2011 on clean water management systems and services. Management has identified a significant unmet need and market opportunity in the area of clean water management as it relates to unconventional oil and natural gas resource plays in the energy industry.

The Company has generated significant revenues from operations and therefore, is no longer in development stage.

The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, Hunter Disposal, LLC, GreenHunter Water, LLC, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”) and GreenHunter Wind Energy, LLC (“Wind”). All significant intercompany transactions and balances have been eliminated.

Income or Loss Per Share

Basic income or loss per common share is net income or loss applicable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income or loss and common shares outstanding for the potential dilution from stock options, warrants, convertible debentures, preferred stock, and convertible promissory notes.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three month periods ended March 31, 2012 and 2011, as their effects would have been anti-dilutive.

	March 31,
	2012	2011
Stock options	10,852,250	7,076,500
Warrants	3,486,250	5,347,548
Convertible debentures	1,901,958	5,798,851
Convertible promissory notes	1,218,414	—
Preferred Stock	2,893,744	3,958,602

Total	20,352,616	22,181,501

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

As of March 31, 2012, we had a working capital deficit of $12.9 million which includes $4.4 million related to earlier construction activities at our Mesquite Lake Biomass Plant and $4.9 million in redeemable debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the Mesquite Lake Plant.

We have continued to experience losses from ongoing operations. These factors raised doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances from our Chairman and Chief Executive Officer in exchange for promissory notes that have been consolidated and extended to December 31, 2012. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations. The total amount loaned against this letter of guarantee is approximately $839 thousand resulting in a remaining guarantee of $1.2 million as of March 31, 2012.

Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect to receive a minimum of $500 thousand in proceeds from the sale of our Ocotillo wind energy project after certain conditions are met which is estimated to be sometime during 2012. Along with the revenue generated from our water management activities, which includes the Hunter Disposal acquisition discussed below, and letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our 10% cumulative preferred stock with a stated value of $100 per share or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Virginia and a five-year tank rental agreement with GreenHunter Water, LLC. In fiscal year 2011, Hunter Disposal, LLC had positive cashflow from operations which exceeded the Company’s deficit in cash flow from operations during 2011. Hunter Disposal entered into a significant service contract with a major oil & gas company during the second half of 2011 which further expanded our water management activities for 2012.

During the three months ended March 31, 2012, holders of $392,000 of our Series B Debentures elected to convert their principal and accrued interest into shares of our 10% Series C cumulative preferred stock. Additionally, we have received irrevocable agreements from other existing holders of our Series B Debentures to convert approximately $1.3 of our Series B Debentures into our 10% Series C Preferred Stock in 2012.

There can be no assurance that we will be successful in generating sufficient cash flows to fund our planned development activities related to our water management business, or that the operations of our water management business will generate sufficient cash flows to fund our ongoing operations subsequent to its development. If we are unsuccessful in raising sufficient capital to fund the development of our water management business, or if our water management business fails to generate sufficient cash flows to fund our ongoing operating cash flow needs subsequent to its development, we will be required to seek alternative financing, sell a significant portion of our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

NOTE 3. ACQUISITION

Hunter Disposal

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, LLC, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, an entity affiliated through common directors, officers and stockholders. Hunter Disposal fits in with our new focus of water management services and provides an entry point into the Appalachian region. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The Company acquired three fully operational commercial salt water disposal (SWD) wells and associated facilities located in Washington County, Ohio and Lee County, Kentucky. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our 10% Series C cumulative preferred stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.

The fair value of the net assets acquired, based on management’s assessment, approximated the $9.9 million in consideration paid.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Hunter Disposal was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition as determined as of March 31, 2012:

Fair value of consideration transferred:
Cash paid	$2,200,000
1,846,722 shares of common stock issued on February 17, 2012 at $1.70 per share	3,305,632
88,000 shares of 10% Series C Preferred Stock at stated value of $25 per share	2,200,000
10% Convertible Promissory note	2,200,000

Total	$9,905,632

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$1,175,197
Disposal wells	6,263,078
Land and improvements	13,776
Field equipment (excluding disposal wells)	2,466,500
Office and admin assets	3,500
Deposits	10,936
Asset retirement obligation	(27,355)

Total	$9,905,632

Working capital acquired:
Cash	$1,290,775
Accounts receivable	2,945,003
Prepaid expense	13,641
Accounts payable & accrued expenses	(3,074,222)

Total working capital acquired	$1,175,197

Acquisition costs of approximately $42 thousand are included in general and administrative expense for the three months ended March 31, 2012.

The consolidated statement of operations includes Hunter Disposal’s revenue of $1.9 million for the three months ended March 31, 2012 and Hunter Disposal’s operating income of $608 thousand for the three months ended March 31, 2012.

The following unaudited and unreviewed summary, prepared on a pro forma basis, presents the results of operations for the three months ended March 31, 2012 and 2011, as if the acquisition of Hunter Disposal, LLC, along with transactions necessary to finance the acquisition, had occurred on January 1, 2011. The pro forma information includes the effects of adjustments for interest expense and depreciation expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	For the Three Months Ended March 31,
	2012	2011
Total operating revenue	$4,627,602	$783,385
Total operating costs and expenses	4,791,448	1,766,809

Operating loss	(163,846)	(983,424)
Interest expense and other	(248,304)	(213,861)

Net income (loss)	(412,150)	(1,197,285)
Dividends on preferred stock	(222,904)	(227,056)

Net income (loss) attributable to common stock holders	$(635,054)	$(1,424,341)

Net income (loss) per share, basic & diluted	$(0.02)	$(0.06)

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and the input categories associated with those assets and liabilities.

Fair value measurements on a recurring basis March 31, 2012
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$23,857

Total liabilities at fair value	$—	$—	$23,857

Fair value measurements on a recurring basis December 31, 2011
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$23,857

Total liabilities at fair value	$—	$—	$23,857

The Company has current derivative liabilities resulting from the antidilutive features on its common stock warrants, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock. The estimated fair value of the convertible securities liability is revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. NOTES PAYABLE

Notes Payable at March 31, 2012 and December 31, 2011, consisted of the following:

Long-Term Debt:

	March 31, 2012	December 31, 2011
Note payable collateralized by building due November 31, 2017, 5.7%	$1,434,668	$1,447,888
Notes payable for insurance premiums due between March 2, 2012 and July 1, 2012, rates from 6.5% to 9.0%	46,834	77,072
Notes payable collateralized by equipment due from January 24, 2015 to February 28, 2017, from 4.25% to 7.99%	3,154,569	815,765
Note payable to related party due December 31, 2012, 14%	839,269	889,269
10% convertible promissory note due February 17, 2017	2,200,000	—
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, net of discount of $16,420 and $19,923 at March 31, 2012 and December 31, 2011, respectively	4,893,388	5,281,884

	12,568,728	8,511,878
Less: current portion	(6,744,616)	(6,435,759)

Total Long-Term Debt	$5,824,112	$2,076,119

Notes Payable

On January 23, 2012, we entered into a note payable with a bank for the purchase of a water hauling truck in the amount of $179 thousand, bearing a fixed interest rate of 7.99% with principle and interest payable monthly over the term of the loan. The note payable has a final maturity date of January 24, 2015.

On February 17, 2012, we entered into a note payable with a bank in the amount of $2.2 million, bearing a fixed interest rate of 5.5%, to finance a portion of the consideration paid in our acquisition of Hunter Disposal. The note is collateralized by the equipment acquired. See Note 3 – Acquisitions, for additional information.

Convertible Promissory Note Payable

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until Febrary 17, 2017, the payments due will include accrued interest and principle payments of $137,500 per quarter. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. See Note 3 – Acquisitions, for additional information.

9% Series B Senior Secured Redeemable Debentures

The Company has not paid interest on the Series B debentures for the period March 2011 through March 2012. Therefore, we were technically in default on our Series B Debentures at March 31, 2012. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of March 31, 2012. These debentures are secured by GreenHunter Energy’s interest in GreenHunter Mesquite Lake, LLC, and are otherwise non-recourse to GreenHunter Energy.

During the three months ended March 31, 2012, holders of $392,000 of our Series B Debentures elected to convert their principal and accrued interest into shares of our 10% Series C cumulative preferred stock. Additionally, we have received irrevocable agreements from other holders of our Series B Debentures to convert approximately $1.3 of our Series B Debentures into our 10% Series C Preferred Stock in 2012.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities

The following table presents the approximate annual maturities of all of our debt as of March 31, 2012:

2012	$6,497,564
2013	1,422,975
2014	1,612,838
2015	918,442
Thereafter	2,116,909

$12,568,728

NOTE 6. STOCKHOLDERS’ EQUITY

On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock.

The following table reflects changes in shares of our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements from December 31, 2011 to March 31, 2012:

	Preferred Stock	Common Stock	Treasury Stock	KSOP	Warrants
December 31, 2011	15,780	26,177,989	13,985	15,200	3,549,047
Issued shares of Series C Preferred Stock in Hunter Disposal acquisition	88,000	—	—	—	—
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	17,191	—	—	—	—
Issued shares of common stock in Hunter Disposal acquisition	—	1,846,722	—	—	—
Issued shares for Share based payments	—	45,201	(3,500)	—	—
Issued shares of common stock upon exercise of warrants	—	20,000	—	—	(20,000)
Warrants expired during the period	—	—	—	—	(42,797)

March 31, 2012	120,971	28,089,912	10,485	15,200	3,486,250

Preferred Stock

We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2008 through March 31, 2012. In accordance with the terms of this preferred stock, accrued dividends of $2.3 million were added to the stated value of the preferred stock, resulting in a stated value per share of $1,384 at March 31, 2012. This additional $2.3 million in stated value will accrue dividends at a 10% rate.

On February 17, 2012, we issued 22,000 shares of our 10% Series C Cumulative Preferred Stock as partial consideration in our acquisition of Hunter Disposal. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. See Note 3 – Acquisitions, for additional information. The Series C Cumulative Preferred Stock earns 10% dividends paid monthly and is not convertible into common shares of the company except for under certain circumstances in the event of a change of control.

During the three months ended March 31, 2012, the Company issued 17,191 shares of our Series C Preferred Stock upon conversion of $392 thousand in principle along with accrued interest of $38 thousand on our Series B Debentures.

Common Stock and Common Stock Warrants

We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 17, 2012, the Company issued 1,846,722 shares of common stock with a fair market value of $3.3 million based on stock price of $1.70, as partial consideration in the acquisition of Hunter Disposal. See Note 3 – Acquisitions, for additional information.

During the three months ended March 31, 2012, the Company issued 45,201 shares of common stock for payment of Board fees to nonemployee members of Board of Directors as payment of their fees for 2011 and first quarter of 2012.

During the three months ended March 31, 2012, the Company issued 20,000 shares of common stock upon exercise of 20,000 of our $1.50 warrants.

During the three months ended March 31, 2012, 42,797 of our $1.50 common stock warrants have expired.

Treasury Stock

During the three months ended March 31, 2012, the Company issued 3,500 shares of the Company’s common stock out of treasury, with a cost of $53 thousand, for payment of shares owed for fully vested share grants under our share based compensation plan.

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

Common Stock Options

During the three months ended March 31, 2012, the Company granted 2,025,750 shares of common stock options to members of management and employees of the Company at an average exercise price of $1.65 with an average estimated fair value of $0.98 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.

We recorded share-based compensation expense of $496 thousand related to stock options for which the requisite service period elapsed during the three months ended March 31, 2012. These expenses are included in our selling, general and administrative expenses. No option exercises occurred during the three months ended March 31, 2012.

As of March 31, 2012, there was $3.0 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 2.69 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the month ended March 31, 2012 was as follows:

Number of options issued	$2,025,750
Weighted average stock price	$1.65
Weighted average exercise price	$1.65
Weighted average expected life of options(a)	5.00
Weighted average expected volatility (b)	72.51%
Weighted average risk-free interest rate	0.81%
Expected annual dividend per share	—
Weighted average fair value of each option	$0.98

(a)	Based on our expectation of when the options will be exercised. The options have a life of ten years.
(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses.

The following is a summary of stock option activity during the three months ended March 31, 2012.

	Number of Shares	Weighted average Exercise Price	Aggregate Intrinsic Value* ($000’s)
Outstanding – Beginning of Period	8,826,500	$5.41	$4,501
Granted	2,025,750	$1.65	1,674
Exercised	—	—	—
Cancelled	—	—	—

Outstanding – End of Period	10,852,250	$4.71	$6,175

Exercisable – End of Period	6,068,162	$7.35	$806

*	The Aggregate Intrinsic Value was calculated using the March 30, 2012 stock price of $2.48.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options outstanding at March 31, 2012:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
$0.90	2,050,000	9.02	—
$0.97	100,000	7.18	66,666
$1.41	200,000	7.70	100,000
$1.65	1,975,750	9.88	—
$1.79	50,000	9.89	—
$1.96	1,725,000	7.41	1,149,997
$5.00	3,247,000	5.13	3,247,000
$7.50	33,333	5.51	33,333
$10.00	243,333	5.65	243,333
$10.12	2,500	6.53	2,500
$12.00	6,500	5.74	6,500
$13.66	3,000	6.25	3,000
$17.76	40,000	5.87	40,000
$18.00	16,667	5.95	16,667
$18.91	1,099,167	5.88	1,099,166
$19.75	13,333	6.05	13,333
$20.64	25,000	6.19	25,000
$22.75	21,667	6.12	21,667

	10,852,250		6,068,162

Share Awards

During the three months ended March 31, 2012, we granted 12,683 shares of common stock to the nonemployee members of the Board of Directors as payment for their fees for the first quarter of 2011 in lieu of receiving cash for their fees. These common shares vest immediately and were valued at weighted average price of $2.48 per share, based on the quoted market value of the stock on the date of the grant. We recognized $31 thousand of expense in our selling, general, and administrative expenses for the three months ended March 31, 2012, related to these shares. These shares were not issued as of March 31, 2012, but are included in weighted average basic shares outstanding as of March 31, 2012. At March 31, 2012, there were 83,960 shares owed to the non-employee members of the Board of Directors that were not issued, but are included in weighted average basic shares outstanding as of March 31, 2012.

On February 13, 2012, we granted 3,500 restricted shares to employees. These common shares vested immediately and were valued at a weighted average of $1.65 per share, based on the quoted market value of the stock on the date of the grant. We recognized $6 thousand of expense in our selling, general, and administrative expenses for the three months ended March 31, 2012, related to these shares. These shares were issued out of treasury.

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

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of unvested share awards for the month ended March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - Beginning of Year	25,000	$1.87	75,000	$1.87
Granted	16,183	2.30	28,090	0.89
Cancelled	—	—	(25,000)	1.87
Exercised	—	—	—	—
Vested	(16,183)	2.30	(53,090)	1.35

Unvested - End of Period	25,000	$1.87	25,000	$1.87

NOTE 8. RELATED PARTY TRANSACTIONS

During three months ended March 31, 2012, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Storage and other revenue totaled $424 thousand and $0 for three months ended March 31, 2012 and 2011, respectively. Accounts receivable related to that revenue totaled $499 thousand and $0 as of March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, we obtained accounting services for a fee from Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Professional services expense totaled $25 thousand and $25 thousand for the three months ended March 31, 2012 and 2011, respectively.

The Company has promissory notes outstanding to the Chairman and Chief Executive Officer. The balance under these promissory notes was $839 thousand at March 31, 2012, and $889 thousand at December 31, 2011. The notes are convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert. See Note 8, Stockholders’ Equity, for more information.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our 10% Series C cumulative preferred stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On March 29, 2012, GreenHunter Water, LLC, entered into a five year commercial lease agreement for an existing truck and barge transloading and water storage facility located in Washington County, Ohio. The facility is located on approximately 10 acres of land and contains 70,000 barrels (BBL) of functional bulk liquids storage tank capacity, a barge transloading station, a covered loading station with multiple truck servicing bays and office space. The lease commitment is for five years with monthly payments of $8 thousand for the first year, $10 thousand for the second year and $12 thousand for years three through five of the lease. Additionally, we are required to pay additional $0.04 per barrel for all wastewater delivered for and stored on the leased premises.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ABB, Inc. vs. GreenHunter Energy, Inc. In the Superior Court of California, County of Imperial, Case No. ECU07002.

ABB, Inc. was a subcontractor to Crown Engineering for certain construction work performed at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. only had a construction contract directly with Crown Engineering and not with any of its subcontractors. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. Plaintiff is attempting to enforce payment of its claim, approximately $327,555 by asserting it is a third party beneficiary under the Company’s settlement agreement with Crown Engineering.

GreenHunter will challenge the complaint by way of a demurrer, challenging the Plaintiff’s right to claim it is an intended beneficiary of the settlement agreement. We believe the plaintiff’s claims are wholly without merit and accordingly have not recorded a liability for this matter.

NOTE 10. SUBSEQUENT EVENTS

Holders of $1.3 million in principle of our Series B Debentures have converted their principle plus accrued interest into 56,708 shares of our 10% Series C Preferred Stock from April 1, 2012 through the date of this report.

On April 27, 2012, we entered into an Option Agreement and a Pledge Agreement with Midwest Continent Holding, LLC (“Midwest”) to acquire 100% of Midwest’s membership interest in Blue Water Energy Solutions, LLC (“Blue Water”) on or before June 30, 2012. Blue Water owns three existing salt water disposal wells and related facilities located in Oklahoma. Midwest previously owned 100% of the membership interest of Blue Water until April 30, 2012. The price we paid for the option was $750,000, consisting of a cash payment of $250,000 and $500,000 of our Series C Preferred Stock. Midwest has pledged its membership interest in Blue Water as security for the Option Agreement. If we exercise the option, we will pay an additional $1,150,000 in cash and $500,000 in value of our common stock priced as of the exercise closing date. In the event the option is not exercised, we will return the pledged membership interest and Midwest will retain the option proceeds. The Option Agreement contains other covenants during the option period, including naming us as the sole Manager of Blue Water, LLC during the option term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2011 and with the financial statements and accompanying notes included herein. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties (see “Forward-Looking Statements” above). Actual events or results may differ materially from those indicated in such forward-looking statements.

Overview

Prior to April 13, 2007, we were a startup company in the development stage and we have reentered the development stage effective July 1, 2010. Our previous business plan was to acquire and operate assets in the renewable energy sectors of, biomass, solar, wind, and geothermal. We refocused our efforts and currently have ongoing business initiatives in water management through GreenHunter Water, LLC and our recently acquired Hunter Disposal LLC, and biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”). It is our goal to become a leading provider of water management solutions and clean energy products as it relates to the oil and gas industry.

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

As of March 31, 2012, we had a working capital deficit of $12.9 million which includes $4.4 million related to earlier construction activities at our Mesquite Lake Biomass Plant and $4.9 million in redeemable debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the ownership of the Mesquite Lake Plant.

We have continued to experience losses from ongoing operations. These factors have raised doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances from our Chairman and Chief Executive Officer in exchange for promissory notes that have been consolidated and extended to December 31, 2012. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations. The total amount loaned against this letter of guarantee is approximately $839 thousand resulting in a remaining guarantee of $1.2 million as of March 31, 2012.

Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We plan on raising additional capital in the amount of up to approximately $15 million in gross proceeds from the sale of Series C Cumulative Preferred Stock in 2012 pursuant to a registration statement filed with the Securities and Exchange Commission. We expect to receive $4.3 million and $500 thousand in proceeds from the sale of our Ocotillo wind energy project during 2012 based upon the purchaser’s progress on the permitting approval with regulatory agencies and their expressed intention to begin construction on this project in 2012. Along with the revenue generated from our water management activities, which includes the operations of recently acquired Hunter Disposal, LLC discussed below, and letter of guarantee and credit support, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our various water management projects in order that we have a business segment that can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it relates to the oil and gas industry.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our 10% cumulative preferred stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources, Corporation, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC. During the year ended December 31, 2011, Hunter Disposal, LLC had positive cash flow from operations which exceeded the Company’s deficit in cash flow from operations for the same period. Hunter Disposal entered into a significant service contract with a major oil & gas company during the second half of 2011 which further expands our water management activities for 2012.

During the three months ended March 31, 2012, holders of $392,000 of our Series B Debentures elected to convert their principal and accrued interest into shares of our 10% Series C cumulative preferred stock. Subsequent to March 31, 2012, we have received irrevocable agreements from other holders of our Series B Debentures to convert an additional $1.3 of our Series B Debentures into our 10% Series C Preferred Stock in 2012.

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

We had no significant revenues or operating expenses related to Mesquite Lake during the three months ended March 31, 2012 and 2011.

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

Other than the expected receipt of $500 thousand and $4.3 million from the sale of our interests in the Ocotillo wind project in 2012, we do not intend to continue operations in wind energy.

We had no significant revenues or operating expenses related to wind energy during the three months ended March 31, 2012 and 2011.

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

We had no revenues or operating expenses related to solar energy during the three months ended March 31, 2012 and 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011:

Total Revenues

Our total revenue for the 2012 three month period was approximately $2.3 million versus $0 during the similar 2011 period. The increase is due to revenue generated through our water management operations beginning in late 2011 and which increased significantly upon the acquisition of Hunter Disposal on February 17, 2012. For the period from February 17, 2012 to March 31, 2012, we had revenues of $1.9 million from Hunter Disposal which included $739 thousand in water disposal revenue, $1.1 million in transportation revenue, and $88 thousand in water storage and other revenue. We expect our revenues to continue at this level or slightly higher. Additionally, we are looking for additional locations which will further expand our revenue potential.

Operating Costs

Our operating costs were $1.3 million for the three months ended March 31, 2012 and $0 for the three months ended March 31, 2011. The increase is due to operating costs incurred by our water management operations, including $1.2 million in operating costs for the period from February 17, 2012 to March 31, 2012 for Hunter Disposal. We expect our costs including transportation costs to decline in relation to revenue as we use more of our trucks to haul water and provide services.

Depreciation Expense

Our depreciation expense for the three months ended March 31, 2012 was $192 thousand, including $88 thousand for Hunter Disposal. For the same period in 2011, our depreciation expense was $48 thousand. The increase is due to Hunter Disposal and GreenHunter Water.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $1.2 million and $1.1 million during the three months ended March 31, 2012 and 2011, respectively. The increase is due to higher share based compensation expense during the 2012 period of $496 thousand and $58 thousand in expenses related to Hunter Disposal from February 17, 2012 to March 31, 2012.

Operating Income/Loss

Our operating loss was $448 thousand in the 2012 period versus $1.2 million in the 2011 period. The decrease in the operating loss is due to operating income generated by our water management operations. Hunter Disposal generating operating income of $608 thousand from the acquisition date of February 17, 2012 through March 31, 2012.

Other Income and Expense

Other expense was $206 thousand in the 2012 period compared to other expense of $129 thousand for the 2011 period. The increase in other expense was due to the interest expense on note payables for the acquisition of Hunter Disposal and on equipment purchases for GreenHunter Water.

Preferred Stock Dividends

Dividends on our preferred stock were $195 thousand in the 2012 period versus $172 thousand in the 2011 period. The increase in preferred dividends is the result of accrued dividends for Series C Preferred stock as well as increased stated value of our Series A Preferred Stock resulting from accrued dividends transferred to additional stated value. The increase in accrued dividends on the Series C Preferred Stock issued in the acquisition of Hunter Disposal was $26 thousand.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of March 31, 2012, we had cash and cash equivalents of approximately $2.4 million and a working capital deficit of $12.9 million as compared to cash and cash equivalents of $22 thousand and working capital deficit of $7.4 million, as of March 31, 2011. Our working capital deficit as of March 31, 2012 included $4.4 million related to earlier construction activities at our Mesquite Lake Biomass Plant and $4.9 million in redeemable debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the Mesquite Lake Plant.

Operating Activities

During the three months ended March 31, 2012, operating activities provided $1.4 million versus used $843 thousand by operating activities during the three months ended March 31, 2011. Since we acquired Hunter Disposal on February 17, 2012, our cash flows from operating activities have significantly increased. During the forty-four day period we owned it through March 31, 2012, Hunter Disposal provided $1.6 million of cash flows from operating activities, which included changes in items comprising working capital of $854 thousand. We expect cash flows from operating activities for the next twelve months will be sufficient to meet our operating needs. See additional liquidity discussion at Note 2.

Financing Activities

During the three months ended March 31, 2012, our financing activities provided $2.3 million compared to $684 thousand for the three months ended March 31, 2011. The cash provided during the 2012 period resulted from proceeds of $30 thousand from the exercise of warrants and proceeds from borrowing on notes payable of $2.4 million. We made payments on notes payable of $168 thousand during the three months ended March 31, 2012. In the 2011 period, the cash provided by financing activities was due to proceeds from the issuance of common stock and warrants under our private placement offering, net of repayment on notes payable.

It will be necessary for us to obtain additional financing to fund our expected investing activities. This funding may come from a variety of sources, including debt, equity, and issuance of our Series C Preferred Stock.

Investing Activities and Future Requirements

Capital Expenditures

During the first three months of 2012, we had capital expenditures of $420 thousand, including $248 thousand for trucks, $118 thousand to make improvements at a water injection well, and $50 thousand for computer software in connection with our acquisition of Hunter Disposal.

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

Disposal Wells

We recently entered into a definitive agreement to acquire approximately five surface acres, including the existing well, located in West Virginia where we are developing a commercial water service facility. The acquisition includes an existing well that has been approved for commercial water disposal operations. The acquisition will close in two phases, where the first closing occurred on December 15, 2011 and the second closing will occur once the well commences commercial operations. Total consideration is approximately $375 thousand, which will consist of approximately $188 thousand in cash plus an additional approximately $94 thousand in unregistered shares of our common stock and approximately $94 thousand in unregistered shares of our Series C Preferred Stock. The well was recently worked over and new down hole equipment has been installed. The surface facilities are currently under construction. The facility is scheduled to become operational during the third quarter of 2012. The facilities will include six truck unloading stations, a pump house with redundant pumps for fail-over operations and in excess of 4,000 BBL of above ground storage capacity. The initial test on the well indicates that the well should handle a minimum of 3,000 BBL / day of fluid injection. Management is budgeting capital expenditures of approximately $500 thousand over the near term to bring the facility into full operating condition .

We entered into a lease agreement in January 2012, in Roosevelt County, Montana to develop a commercial disposal facility and establish our presence in the Williston Basin. The lease includes approximately six acres of land with highway frontage to be used for a lay down yard and a brine injection well.

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

Due to the strong demand for salt water related services in the Marcellus and the evolving Utica Shale plays, utilization rates at the Ohio facility have been at or near 100% capacity for the last several months. Nearly all of the daily capacity in Ohio has been reserved under multiple disposal capacity contracts with major oil & gas companies and large independent exploration and production companies active in the region. These capacity contracts also typically contain rights for us to provide fluid transportation trucking on a first-call basis. Management is presently exploring various options to increase usage at the Kentucky facility by leveraging a combination of truck hauling and barge logistics. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee for each company.

The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our 10% cumulative preferred stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity located in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.

In April 2012 we received approval from the Railroad Commission of Texas to inject non-hazardous oil and gas waste into an Underground Injection Control (UIC) permitted SWD well to be located near Helena in Karnes County, Texas. The disposal well is scheduled to be drilled during the second quarter of 2012 with commercial operations targeted for the third quarter of 2012. The Class II Helena SWD well is permitted to accept up to 10,000 BBL/D of oilfield production brine and frac flowback fluid and will inject into the Middle Wilcox disposal formation at an interval depth from 6,840 to 7,650 feet. The well will be located on a six acre parcel that is held under a 10 year extendable property lease. Management is budgeting capital expenditures of approximately $2 million over the near term to bring the facility into full operating condition.

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

GreenHunter Water has identified water hauling capacity as a constrained resource in our target areas of operation and we are actively pursuing contracts for traditional hauling and advanced logistics services as part of our Total Water Management Solutions™ portfolio offering.

In April 2012 we entered into a five year lease for an existing truck and barge transloading and water storage facility located in Washington County, Ohio. The existing facility and infrastructure is ideally positioned on the Ohio River in the heart of the Marcellus and evolving Utica Shale resource plays and will serve as a strategic operating base for GreenHunter’s Appalachia water management businesses. Originally constructed in 1966 by Mobil Oil, the approximate 10 acre facility contains 70,000 barrels (BBL) of functional bulk liquids storage tank capacity, a barge transloading station, a covered loading station with multiple truck servicing bays and office space. The two 20,000 BBL tanks and one 30,000 BBL tank were originally used for gasoline storage until they were decommissioned in 1990 and will now serve as temporary fluids storage of fresh water and production water. The barge terminal assets located on the Ohio River will enable GreenHunter Water to significantly increase the Company’s current logistics.

Equipment and Tank Rentals and MAG Tank

GreenHunter Water has assembled a large variety of equipment and tanks for rental. Products available in the Eagle Ford and Marcellus Shale areas include the following: 500 BBL frac Tanks, 425 BBL Weir Tanks, modular above-ground temporary storage tanks to replace frac ponds, available up to 41,000 BBL in capacity, frac manifolds and glass lined steel tanks, up to 100,000 BBL.

During 2011 we secured an order to deploy a next-generation modular above-ground temporary water storage system in the Marcellus Shale of the Appalachian Basin. In addition, we entered into a definitive agreement with a related party to install and operate an onsite semi-portable water treatment facility in the Marcellus Shale. The project included the removal of chemicals and impurities in a sufficient amount for reuse in new wells that were scheduled for fracture stimulation. We completed this project in December 2011. The project included the treatment of a gel frac flowback and multiple sources of flowback water blended together. The treatment also served as a proof of concept for our MAG Tank™ product line. Subsequently, we contracted with an engineering firm to finalize the design and modifications to our proprietary MAG Tank product line. The feedback received from our customer base is that a single tank size is not adequate, so we have worked with multiple consultants and engineering groups to design a flexible footprint for the MAG Tank allowing a larger variety of storage capacities.

Frac-Cycle

Frac-Cycle™ is the general name for our water treatment service. We use a technology agnostic and vendor neutral approach to treat produced oilfield water. Due to the unique characteristics of water from different shale plays, unique flow-back within a single basin and differing objectives between operators due to company-specific initiatives, GreenHunter Water, in consultation with operators, has determined that no one water reuse system is ideal for all areas. We have evaluated and continue to evaluate multiple technologies and will select those that provide cost-effective solutions for the desired level of treatment for the operator’s needs. While most operators are targeting a clean brine output, Frac-Cycle’s flexible approach and design allows the user to take in flow-back or produced water and recycle to either clean brine or fresh water. Recycled water can be used in subsequent frac jobs and in some cases, an NPDES permit can be obtained to discharge fresh water into a stream.

RAMCAT

RAMCAT™ (Remote Access Management Compliance Asset Tracking) by GreenHunter Water is a cutting-edge, well-head management system and compliance tool that bundles a unique combination of proprietary software, advanced hardware and industry-standard communications technologies to provide an extremely powerful, effective and user-friendly method for remote activity observation via a web-based portal for management of well-head fluids. RAMCAT includes online data monitoring which provides oil and natural gas producers near real-time dynamic information on fluid levels, tank temperature, recent transactions, date and time of on-load and off-load, truck and driver identification, H2S and critical condition alarms, battery voltage, and more. The RAMCAT system enables closed-loop accountability of all well-head produced water and offers best-in-class environmental and regulatory compliance.

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

Customers and Contracts

The amount of water that can be disposed of in any one facility is dependent upon both regulatory permits, as well as the ability of the underground geologic formation to accept or absorb the waste water. As a result, the amount of waste water that GreenHunter will be able to dispose of at any one time will be finite. We expect as a result, that we will enter into long-term disposal contracts with producers whereby we will assure them a certain amount of disposal capacity for their utilization. Our goal, when feasible, would be to enter into take-or-pay contracts whereby we provide a certain amount of disposal capacity that is paid for by the producer, whether they actually utilize that capacity or not. As a result, we believe that we could enter into long-term contracts that will generate a certain level of assured revenue. Our plan to incorporate multiple disposal wells in certain geographic areas allows us to diversify risk of a well closing down for a temporary outage or a complete well shut-in in the event that the well is no longer accepting water into the downhole formation in commercially viable volumes.

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

As a customer base is secured with long-term disposal and fluids logistics contracts, we anticipate that we will be able to broaden our product offering to increase our net revenue per barrel of water hauled, treated or disposed through the various other services that we provide

Our ability to generate revenues in this market is dependent on our ability to source capital for expansion, hire and train operating personnel and maintain our disposal wells, our fluids handling hauling and logistics fleet of equipment, our proprietary water recycling and cradle-to-grave tracking services and products so they are available when needed.

Related Party Transactions

During three months ended March 31, 2012, we earned storage revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Storage and other revenue totaled $424 thousand and $0 for three months ended March 31, 2012 and 2011, respectively. Accounts receivable related to that revenue totaled $499 thousand and $0 as of March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, we obtained accounting services for a fee from Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Professional services expense totaled $25 thousand and $25 thousand for the three months ended March 31, 2012 and 2011, respectively.

The Company has promissory notes outstanding to the Chairman and Chief Executive Officer. The balance under these promissory notes was $839 thousand at March 31, 2012, and $889 thousand at December 31, 2011. The notes are convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert. See Note 8, Stockholders’ Equity, for more information.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our 10% Series C cumulative preferred stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity located in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through March 31, 2012.

Commodity Price Risk

Our Mesquite Lake facility will consume woody biomass as fuel to generate electricity when it becomes operational. The woody biomass will be made up of any organic material not derived from fossil fuels, such as agriculture crop residue, orchard prunings and removals, stone fruit pits, nut shells, vineyard prunings, cull logs, eucalyptus logs, bark, lawn clippings, yard and garden clippings, leaves, silvicultural residue, tree and brush prunings, wood and wood chips and wood waste. We have performed a fuel availability study and believe there is ample woody biomass available at economically feasible prices in the geographic area surrounding Mesquite Lake. However, a number of factors including continued decline in economic activity, adverse weather conditions and competition from other consumers of woody biomass could result in reduced supply or higher prices for woody biomass which could increase our costs to produce electricity. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.

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

ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002.

ABB, Inc. was a subcontractor to Crown Engineering for certain construction work performed at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. only had a construction contract directly with Crown Engineering and not with any of its subcontractors. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. Plaintiff is attempting to enforce payment of its claim, approximately $327,555 by asserting it is a third party beneficiary under the Company’s settlement agreement with Crown Engineering.

GreenHunter will challenge the complaint by way of a demurrer, challenging the Plaintiff’s right to claim it is an intended beneficiary of the settlement agreement. We believe the plaintiff’s claims are wholly without merit and accordingly have not recorded a liability for this matter.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.1	Amended and Restated Certificate of Designations of 2007 Series A 8% Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.2	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.3	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.4	Certificate of Designations of 2008 Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.5	Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.1	Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.2	Amendment No. 1 to Stock Purchase Agreement dated February 2007 among Channel Refining Corporation, GreenHunter Energy, Inc. and certain selling shareholders (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.3	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.4	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.5	Form of subordinated promissory note of GreenHunter BioFuels, Inc. (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.6	Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time (Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2008)

10.7	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time (Incorporated by reference to the Company’s Form 8-K, dated June 25, 2009)

10.8	Second amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time (Incorporated by reference to the Company’s Form 10-K, dated March 31, 2011)

10.9	Third amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2008 among GreenHunter BioFuels Inc., WestLB AG New York Branch as the administrative agent, WestLB New York Branch as the LC Issuing Bank and the Lenders Party to the Amended and Restated Credit Agreement from time to time (Incorporated by reference to the Company’s Form 8-K, dated March 30, 2010)

10.10	Equity Purchase Agreement between Triad Hunter LLC and GreenHunter Energy, Inc. dated February 17, 2012 (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.11	Registration Rights Agreement dated February 17, 2012 between GreenHunter Energy, Inc. and Triad Hunter, LLC (Incorporated by reference to the Company’s Form 10-K, dated March 30, 2012)

10.12	Promissory Note of GreenHunter Energy, Inc., issued to Gary C. Evans, dated May 6, 2011. (incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-178386) filed on December 8, 2011)

10.13	Promissory Note of GreenHunter Energy, Inc., issued to Investment Hunter LLC, dated June 14, 2011. (incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-178386) filed on December 8, 2011)

10.14	Promissory Note of GreenHunter Energy, Inc., issued to Gary C. Evans, dated July 11, 2011. (incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-178386) filed on December 8, 2011)

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.

Date:April 27, 2012	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer

Date:April 27, 2012	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
President and Chief Operating Officer

Date: April 27, 2012	By:	/s/ David S. Krueger
David S. Krueger
Vice President and Chief Financial Officer