Form 10-Q
period 2012-06-30
GreenHunter Energy, Inc.
filed 2012-08-14
CIK 1410056

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012 there were 28,079,427 shares of the registrant’s common stock ($0.001 par value) outstanding

PART 1 – FINANCIAL STATEMENTS

Item 1. Financial Statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,638	$84,823
Accounts receivable	2,453,058	63,049
Related party accounts receivable	768,024	204,762
Prepaid expenses and other current assets	385,181	218,357

Total current assets	3,863,901	570,991

FIXED ASSETS:
Land and improvements	3,257,501	3,243,687
Buildings	1,891,995	1,674,827
Plant, equipment, and other fixed assets	19,749,575	3,702,455
Accumulated depreciation	(1,034,366)	(570,552)
Construction in progress	12,909,830	12,842,251

Net fixed assets	36,774,535	20,892,668

OTHER ASSETS:
Deferred financing costs, net of amortization of $315,557 and $253,705, Respectively	231,479	254,285
Other noncurrent assets	1,459,072	1,448,136

Total assets	$42,328,987	$23,166,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,509,821	$264,606
Note payable to related party	1,869,269	889,269
Redeemable debentures, net of discount of $13,792 and $19,923, respectively	2,561,123	5,281,884
Accounts payable and accrued liabilities	12,440,199	7,578,628
Dividends payable	181,029	168,461
Deferred revenue – related party	65,925	65,925
Convertible securities	23,857	23,857

Total current liabilities	18,651,223	14,272,630

NON-CURRENT LIABILITIES:
Notes payable, less current portion	6,864,094	2,076,119
Asset retirement obligation	28,210	—

Total liabilities	25,543,527	16,348,749

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $.001 par value, $1,384 and $1,327 stated value, 5,978 issued and outstanding for both periods, and liquidation preference of $8,447,862 and $8,102,516, at June 30, 2012 and December 31, 2011, respectively	8,270,977	7,934,055
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 9,802 issued and outstanding and liquidation preference of $9,802,000 at June 30, 2012 and December 31, 2011	9,802,000	9,802,000
Series C preferred stock, $.001 par value, $25 stated value, 244,213 and 0 issued and outstanding and liquidation preference of $6,105,325 and $0, at June 30, 2012 and December 31, 2011, respectively	6,105,325	—
Common stock, $.001par value, 90,000,000 authorized shares, 28,580,259 and 26,177,989 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	28,580	26,178
Additional paid-in capital	99,845,482	94,677,525
Accumulated deficit	(107,040,976)	(105,187,531)
Treasury stock, at cost, 1 and 13,985 shares at June 30, 2012 and December 31, 2011, respectively	(15)	(208,983)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	16,785,460	6,817,331

Total liabilities and stockholders’ equity	$42,328,987	$23,166,080

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Water disposal revenue	$1,611,671	$—	$2,351,027	$—
Transportation revenue	2,197,751	—	3,320,387	—
Storage rental revenue and other	367,339	—	773,862	—

Total revenues	4,176,761	—	6,445,276	—

COST OF SERVICES PROVIDED:
Cost of services provided	2,361,662	—	3,688,236	203
Depreciation expense	272,472	46,892	464,764	94,480
Selling, general and administrative	1,971,303	990,456	3,168,737	2,115,995

Total costs and expenses	4,605,437	1,037,348	7,321,737	2,210,678

OPERATING LOSS	(428,676)	(1,037,348)	(876,461)	(2,210,678)

OTHER INCOME (EXPENSE):
Interest and other income	2	9	4	4,860
Interest, accretion and other expense	(272,164)	(188,070)	(477,845)	(373,294)
Unrealized loss on convertible securities	—	(250,671)	—	(198,909)

Total other expense	(272,162)	(438,732)	(477,841)	(567,343)

Net loss	(700,838)	(1,476,080)	(1,354,302)	(2,778,021)

Preferred stock dividends	(303,741)	(178,592)	(499,145)	(350,648)

Net loss to common stockholders	(1,004,579)	(1,654,672)	(1,853,447)	(3,128,669)

Weighted average shares outstanding, basic and diluted	28,115,904	23,981,809	27,587,626	23,424,602

Basic and diluted loss per share:
Net loss per share	$(0.04)	$(0.07)	$(0.07)	$(0.13)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,354,302)	$(2,778,021)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	464,764	94,480
Noncash stock compensation	1,224,545	161,756
Amortization of deferred financing costs	24,820	45,833
Loss on sale of assets	—	1,967
Accretion of discount	6,131	5,256
Unrealized gain from change in fair value of convertible securities	—	198,909
Changes in operating assets and liabilities:
Accounts receivable	554,994	(39,836)
Accounts receivable – related party	(563,262)	—
Prepaid expenses and other current assets	(153,183)	79,184
Accounts payable and accrued liabilities	1,358,466	590,835

Net cash provided by (used in) operating activities	1,562,973	(1,639,637)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Capital expenditures	(2,831,131)	(4,547)
Cash paid in acquisitions, net of cash received of $1.3 million	(3,090,602)	—
Increase in other assets	—	(2,000)

Net cash used in investing activities	(5,921,733)	(6,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrants	—	1,045,000
Proceeds from exercise of warrants	30,000	—
Increase in notes payable	5,558,844	573,598
Payment of notes payable	(745,654)	(141,148)
Commissions and fees paid on stock issuances	(159,946)	—
Preferred stock dividend paid	(149,655)	—
Payment of deferred financing costs	(2,014)	—

Net cash provided by financing activities	4,531,575	1,477,450

CHANGE IN CASH	172,815	(168,734)

CASH, beginning of period	84,823	181,471

CASH, end of period	$257,638	$12,737

Cash paid for interest	$173,417	$166,287

NONCASH TRANSACTIONS:
Issued treasury shares for payment of share based compensation and board fees	$208,968	$—

Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	$3,005,775	$—

Transfer accumulated preferred dividends to stated value	$336,922	$—

Issued shares of common stock for acquisitions	$4,284,280	$—

Issued shares of Series C Preferred Stock for acquisitions	$3,100,000	$—

Shares of common stock and warrants issued upon conversion of shares of Series A Preferred Stock and Series B Preferred Stock	$—	$1,753,879

Shares of common stock and warrants issued upon conversion of principal on promissory note with a related party	$—	$500,000

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2012 TO JUNE 30, 2012

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Unearned Shares in KSOP	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2012	$7,934,055	$9,802,000	$—	$26,178	$94,677,523	$(105,187,529)	$(208,983)	$(225,913)	$6,817,331
Transfer accumulated preferred dividends to stated value	336,922	—	—	—	—	—	—	—	336,922
Share based payments	—	—	—	45	1,171,627	—	52,873	—	1,224,545
Issued treasury stock as payment of board fee	—	—	—	—	(156,095)	—	156,095	—	—
Issued shares of common stock in Hunter Disposal acquisition	—	—	—	1,847	3,303,786	—	—	—	3,305,633
Issued shares of common stock upon exercise of warrants	—	—	—	20	29,980	—	—	—	30,000
Dividends on preferred stock	—	—	—	—	—	(499,145)	—	—	(499,145)
Issued shares of Series C Preferred Stock in Hunter Disposal acquisition	—	—	2,200,000	—	—	—	—	—	2,200,000
Issued shares of Series C Preferred Stock and common stock in Blue Water acquisition	—	—	500,000	248	512,855	—	—	—	1,013,103
Issued shares of Series C Preferred Stock and common stock for joint venture agreement	—	—	400,000	242	465,302	—	—	—	865,544
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	—	—	3,005,325	—	450	—	—	—	3,005,775
Capitalized professional expense related to Series C Preferred Stock offering	—	—	—		(159,946)	—	—	—	(159,946)
Net loss	—	—	—	—	—	(1,354,302)	—	—	(1,354,302)

BALANCE, JUNE 30, 2012	$8,270,977	$9,802,000	$6,105,325	$28,580	$99,845,482	$(107,040,976)	$(15)	$(225,913)	$16,785,460

See accompanying notes to the condensed consolidated financial statements

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our”, and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, are unaudited. The December 31, 2011 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2012, and the results of operations for the three and six months periods ended June 30, 2012 and 2011, changes in stockholders’ equity for the six months ended June 30, 2012, and cash flows for the six month periods ended June 30, 2012 and 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2011 Form 10-K. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the operating results that will occur for the full year.

The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

Nature of Operations

Our business plan is to acquire businesses, develop projects, and operate assets involved within the clean water business as it relates to the oil and gas industry in the unconventional oil and natural gas resource plays. We had previously structured our business to become a leading provider of clean energy products offering industrial, business, and residential customers the opportunity to purchase and utilize clean energy generated from renewable sources. Due to the economic downturn in 2008 and substantially reduced government support for renewable project in the U.S., we refocused our efforts during 2011 on clean water management systems and services. Management has identified a significant unmet need and market opportunity in the area of clean water management as it relates to unconventional oil and natural gas resource plays in the energy industry.

The Company has has begun to generate significant revenues from operations and therefore is no longer a development stage company.

The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, Hunter Disposal, LLC, GreenHunter Water, LLC, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”) Hunter Hauling, LLC (“Hunter Hauling”), Eagle Ford Water Hunter Joint Venture (“Eagle Ford Water”) and GreenHunter Wind Energy, LLC (“Wind”). All significant intercompany transactions and balances have been eliminated.

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

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the six months periods ended June 30, 2012 and 2011, as their effects would have been anti-dilutive.

	June 30,
	2012	2011
Stock options	10,852,250	6,776,500
Warrants	3,070,000	7,692,548
Convertible debentures	1,293,115	7,042,248
Convertible promissory notes	1,796,308	—
Preferred Stock	2,961,128	2,826,026

Total	19,972,801	24,337,322

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

As of June 30, 2012, we had a working capital deficit of $14.8 million which includes $4.4 million related to earlier construction activities at our Mesquite Lake Biomass Plant, $2.6 million in redeemable debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the Mesquite Lake Plant, and $1.9 million in promissory notes to our Chairman and Chief Executive Officer under a credit support agreement.

We have continued to experience losses from ongoing operations. These factors raised doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances from our Chairman and Chief Executive Officer in exchange for promissory notes that have been consolidated and extended to December 31, 2012. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations. The total amount loaned against this letter of guarantee was approximately $1.9 million resulting in a remaining guarantee of $0.1 million as of June 30, 2012. On July 31, 2012, we closed on a public offering of 425,000 shares of our non-convertible 10% Series C Cumulative Preferred Stock (“10% Series C Preferred Stock”) (liquidation preference of $25.00 per share) at a public offering price of $21.00 per share. Net proceeds to the Company were approximately $8.3 million, after fees and expenses. See Note 10 – Subsequent Events for additional information. This infusion of cash into our working capital will allow us greater flexibility in executing our business plan for the next twelve months. In addition, during the six months ended June 30, 2012, holders of $2,726,892 of our Series B Debentures elected to convert their principal and accrued interest into shares of our 10% Series C Preferred Stock. Additionally, we have received irrevocable agreements from other existing holders of our Series B Debentures to convert approximately $295 thousand of our Series B Debentures into our 10% Series C Preferred Stock subsequent to June 30, 2012.

Execution of our business plan for the next twelve months requires the ability for us to generate cash to satisfy planned operating requirements. We expect to receive a minimum of $500 thousand in proceeds from the sale of our Ocotillo wind energy project after certain conditions are met which is estimated to be sometime during 2012. Along with the revenue generated from our water management activities, which includes the Hunter Disposal acquisition and the Blue Water acquisition discussed below, and letter of guarantee and credit support and proceeds from the sale of our 10% Series C Preferred Stock, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our 10% cumulative preferred stock with a stated value of $100 per share or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal, and GreenHunter Water, for future wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, In fiscal year 2011, Hunter Disposal, had positive cashflow from operations which exceeded the Company’s deficit in cash flow from operations during 2011. Hunter Disposal entered into a significant service contract with a major oil & gas company during the second half of 2011 which further expanded our water management activities for 2012.

On April 27, 2012, we entered into an Option Agreement and a Pledge Agreement with Midwest Continent Holding, LLC (“Midwest”) for approximately $2.5 million to acquire 100% of Midwest’s membership interest in Blue Water Energy Solutions, LLC (“Blue Water”) on or before June 30, 2012. Blue Water owns three existing salt water disposal wells and related facilities located in Oklahoma. Midwest previously owned 100% of the membership interest of Blue Water until April 30, 2012. The price we paid for the option was $750,000, consisting of a cash payment of $250,000 and $500,000 of our 10% Series C Preferred Stock. Midwest had pledged its membership interest in Blue Water as security for the Option Agreement. On June 29, 2012, we paid $515,000 in cash and issued 242,471 shares of our common stock valued at $512 thousand under the option agreement and extended to extend our purchase option until July 31, 2012. On July 31, 2012, we exercised our option to acquire Blue Water (See Note 10 – Subsequent Events). We funded the option exercise with a portion of the proceeds from the sale of our 10% Series C Preferred Stock. Two of the water disposal wells are currently in commercial operations. The third well will require extensive rehabilitation expenditures, the viability of which has yet to be determined.

On May 18, 2012, we entered into a definitive joint venture agreement to develop seven salt water disposal wells in Gonzalez, Karnes, DeWitt, Frio and La Salle counties in South Texas. These new wells will be strategically located in the heart of the Eagle Ford Shale Play. On May 21, 2012, we closed on the rights to two of the wells and on June 8, 2012, we closed on the rights to two more of the wells. The total acquisition cost of the rights to the four wells was $2.1 million, consisting of $1.2 million in cash, 16,000 shares of our 10% Series C Preferred Stock, and 247,876 shares of our common stock. On June 30, 2012, we also agreed to pay incurred a $150,000 obligation for drilling permits on the final three wells at June 30, 2012, which can be offset against our $1.5 million cost (on the same basis as the first four wells) to acquire rights to the remaining three joint venture wells should we decide to close on that part of the agreement.

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

NOTE 3. ACQUISITION

Hunter Disposal

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, LLC, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, an entity affiliated through common directors, officers and stockholders. Hunter Disposal fits in with our new focus of water management services and provided an entry point into the Appalachian region. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The Company acquired three fully operational commercial salt water disposal (SWD) wells and associated facilities located in Washington County, Ohio and Lee County, Kentucky. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our 10% Series C preferred stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.

The fair value of the net assets acquired, based on management’s assessment, approximated the $9.9 million in consideration paid.

The acquisition of Hunter Disposal was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition as determined as of June 30, 2012:

Fair value of consideration transferred:
Cash paid	$2,200,000
1,846,722 shares of common stock issued on February 17, 2012 at $1.79 per share	3,305,632
88,000 shares of 10% Series C Preferred Stock at stated value of $25 per share	2,200,000
10% Convertible Promissory note	2,200,000

Total	$9,905,632

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$1,175,197
Disposal wells	6,263,078
Land and improvements	13,776
Field equipment (excluding disposal wells)	2,466,500
Office and admin assets	3,500
Deposits	10,936
Asset retirement obligation	(27,355)

Total	$9,905,632

Working capital acquired (assumed):
Cash	$1,290,775
Accounts receivable	2,945,003
Prepaid expense	13,641
Accounts payable & accrued expenses	(3,074,222)

Total working capital acquired	$1,175,197

On April 27, 2012, we entered into an Option Agreement and a Pledge Agreement with Midwest Continent Holding, LLC (“Midwest”) to acquire 100% of Midwest’s membership interest in Blue Water Energy Solutions, LLC (“Blue Water”) on or before June 30, 2012 for approximately $2.5 million. Blue Water owns three existing salt water disposal wells and related facilities located in Oklahoma. Midwest previously owned 100% of the membership interest of Blue Water until April 30, 2012. The price we paid for the option was $750,000, consisting of a cash payment of $250,000 and $500,000 of our 10% Series C Preferred Stock. Midwest had pledged its membership interest in Blue Water as security for the Option Agreement. On June 29, 2012, we paid $515,000 in cash and issued 242,471 shares of our common stock valued at $512 thousand under the option agreement to extend our purchase option until July 31, 2012. On July 31, 2012, we exercised our option to acquire Blue Water (See Note 10 – Subsequent Events). We funded the option exercise with a portion of the proceeds from the sale of our 10% Series C Preferred Stock. The Option Agreement contained other covenants during the option period, including naming us as the sole Manager of Blue Water, LLC during the option term.

On May 18, 2012, we entered into a definitive joint venture agreement to develop seven salt water disposal wells in Gonzalez, Karnes, DeWitt, Frio and La Salle counties in South Texas. These new wells will be strategically located in the heart of the Eagle Ford Shale Play. On May 21, 2012, we closed on the rights to two of the wells and on June 8, 2012, we closed on the rights to two more of the wells. The total acquisition cost of the rights to the four wells was $2.1 million, consisting of $1.2 million in cash, 16,000 shares of our 10% Series C Preferred Stock valued at $400 thousand, and 247,876 shares of our common stock valued at $506 thousand. On June 30, 2012, we also agreed to pay $150,000 for drilling permits on the final three wells, which can be offset against our $1.5 million cost (on the same basis as the first four wells) to acquire rights to the remaining three joint venture wells should we decide to close on that part of the agreement.

Acquisition costs of approximately $74 thousand are included in general and administrative expense for the six months ended June 30, 2012.

The consolidated statement of operations includes Hunter Disposal’s revenue of $3.9 million and $5.7 million for the three and six months ended June 30, 2012, respectively, and Hunter Disposal’s operating income of $1.4 million and $2.0 million for the three and six months ended June 30, 2012, respectively.

The following unaudited and unreviewed summary, prepared on a pro forma basis, presents the results of operations for the three and six months ended June 30, 2012 and 2011, as if the acquisition of Hunter Disposal, LLC, along with transactions necessary to finance the acquisition, had occurred on January 1, 2011. The pro forma information includes the effects of adjustments for interest expense and depreciation expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2011	2012	2011
Total operating revenue	$2,807,847	$8,804,363	$3,591,233
Total operating costs and expenses	2,694,925	8,959,314	4,461,736

Operating income (loss)	112,922	(154,951)	(870,503)
Interest expense and other	(468,982)	(520,466)	(627,843)

Net loss	(356,060)	(675,417)	(1,498,346)
Dividends on preferred stock	(233,592)	(526,645)	(460,648)

Net loss attributable to common stock holders	$(589,652)	$(1,202,062)	$(1,958,994)

Net loss per share, basic & diluted	$(0.02)	$(0.04)	$(0.08)

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

As of June 30, 2012 and December 31, 2011 there were no assets or liabilities measured at fair value on a nonrecurring basis. The following table shows assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and the input categories associated with those assets and liabilities.

Fair value measurements on a recurring basis

June 30, 2012

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

NOTE 5. NOTES PAYABLE

Notes Payable at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011
Long-Term Debt:
Note payable collateralized by building due November 31, 2017, 5.7%	$1,423,563	$1,447,888
Notes payable for insurance premiums due between July 1, 2012 and February 15, 2013, rates from 6.5% to 6.75%	131,247	77,072
Notes payable collateralized by equipment due from December 9, 2014 to August 17, 2017, from 4.25% to 7.99%	4,619,105	815,765
Note payable to related party due December 31, 2012, 14%	1,869,269	889,269
10% convertible promissory note to a related party due February 17, 2017, 10%	2,200,000	—
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, net of discount of $13,792 and $19,923 at June 30, 2012 and December 31, 2011, respectively	2,561,123	5,281,884

	12,804,307	8,511,878
Less: current portion	(5,940,213)	(6,435,759)

Total Long-Term Debt	$6,864,094	$2,076,119

Notes Payable

On January 23, 2012, we entered into a note payable with a bank for the purchase of a water hauling truck in the amount of $179 thousand, bearing a fixed interest rate of 7.99% with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of January 24, 2015.

On May 17, 2012, we entered into a note payable with a bank for the purchase of ten water hauling trucks and trailers in the amount of $1.7 million, bearing interest at a rate of one-month LIBOR plus 4.0% with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of August 17, 2017.

On February 17, 2012, we entered into a note payable with a bank in the amount of $2.2 million, bearing a fixed interest rate of 5.5%, to finance a portion of the consideration paid in our acquisition of Hunter Disposal. The note is collateralized by the equipment acquired. See Note 3 – Acquisitions, for additional information.

Note Payable to Related Party

During the six months ended June 30, 2012, the Company borrowed an additional $1.3 million under a promissory note due to the Company’s Chairman and Chief Executive Officer, and the company repaid $300 thousand of the borrowings on that note during the quarter. The note was repaid subsequent to June 30, 2012. See Note 10 – Subsequent Events.

Convertible Promissory Note Payable

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principle payments of $137,500 per quarter. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. See Note 3 – Acquisitions, for additional information.

9% Series B Senior Secured Redeemable Debentures

The Company has not paid interest on the Series B debentures for the period March 2011 through June 2012. Therefore, we were technically in default on our Series B Debentures at June 30, 2012. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of June 30, 2012. These debentures are secured by GreenHunter Energy’s interest in GreenHunter Mesquite Lake, LLC, and are otherwise non-recourse to GreenHunter Energy.

On October 21, 2011, we offered the holders of the 9% Series B Redeemable Debentures the opportunity to convert the principal and accrued but unpaid interest on the debentures to shares of our 10% Series C Preferred Stock. The offer has been extended until August 31, 2012.

During the six months ended June 30, 2012, holders of $2,726,892 of our Series B Debentures elected to convert their principal and accrued interest. Additionally, we have received irrevocable agreements from other holders of our Series B Debentures to convert approximately $295 thousand of our Series B Debentures into our 10% Series C Preferred Stock subsequent to June 30, 2012.

Maturities

The following table presents the approximate annual maturities of all of our debt as of June 30, 2012:

Remaining in 2012	$5,128,667
2013	1,763,920
2014	1,942,428
2015	1,268,069
2016	1,151,696
Thereafter	1,563,319

$12,818,099

NOTE 6. STOCKHOLDERS’ EQUITY

On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock.

The following table reflects changes in shares of our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements from December 31, 2011 to June 30, 2012:

	Preferred Stock	Common Stock	Treasury Stock	KSOP	Warrants
December 31, 2011	15,780	26,177,989	13,985	15,200	3,549,047
Issued shares of Series C Preferred Stock in Hunter Disposal acquisition	88,000	—	—	—	—
Issued shares of Series C Preferred Stock in Blue Water acquisition	20,000	—	—	—	—
Issued shares of Series C Preferred Stock in joint venture agreement	16,000	—	—	—	—
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	120,213	—	—	—	—
Issued shares of common stock in Hunter Disposal acquisition	—	1,846,722	—	—	—
Issued shares for Share based payments	—	45,201	(13,984)	—	—
Issued shares of common stock upon exercise of warrants	—	20,000	—	—	(20,000)
Issued shares of common stock upon acquisitions	—	490,347	—	—	—
Warrants expired during the period	—	—	—	—	(459,047)

June 30, 2012	259,993	28,580,259	1	15,200	3,070,000

Preferred Stock

We were not able to pay dividends on our Series A Preferred Stock for the quarters ending December 31, 2008 through June 30, 2012. In accordance with the terms of this preferred stock, accrued dividends of $2.3 million were added to the stated value of the preferred stock, resulting in a stated value per share of $1,384 at June 30, 2012. This additional $2.3 million in stated value will accrue dividends at a 10% rate.

On February 17, 2012, we issued 22,000 shares of our 10% Series C Preferred Stock as partial consideration in our acquisition of Hunter Disposal. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. See Note 3 – Acquisitions, for additional information. The Series C Cumulative Preferred Stock earns 10% dividends paid monthly and is not convertible into common shares of the company except for under certain circumstances in the event of a change of control.

During the six months ended June 30, 2012, the Company issued 120,213 shares of our Series C Preferred Stock upon conversion of $2.7 million in principal along with accrued interest of $279 thousand on our Series B Debentures.

On April 27, 2012, the Company issued 20,000 shares of our 10% Series C Preferred Stock as partial consideration in the closing of the Blue Water Acquisition.

On June 29, 2012, the Company issued 16,000 shares of our 10% Series C Preferred Stock as partial consideration in the closing of four permitted disposal well sites for the Eagle Ford Water Hunter Joint Venture.

Common Stock and Common Stock Warrants

We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied.

On February 17, 2012, the Company issued 1,846,722 shares of common stock with a fair market value of $3.3 million based on stock price of $1.79, as partial consideration in the acquisition of Hunter Disposal. See Note 3 – Acquisitions, for additional information.

During the six months ended June 30, 2012, the Company issued 45,201 shares of common stock for payment of Board fees to nonemployee members of Board of Directors as payment of their fees for 2011 and first quarter of 2012.

During the six months ended June 30, 2012, the Company issued 20,000 shares of common stock upon exercise of 20,000 of our $1.50 warrants.

During the six months ended June 30, 2012, 459,057 of our $1.50 common stock warrants have expired.

On June 27, 2012, the Company issued 242,471 shares of our common stock valued at $512 thousand (based on a closing price of $2.11 per share as of June 27, 2012) as partial consideration for entry into the joint venture agreement with Blue Water Energy Solutions.

On June 29, 2012, the Company issued 247,876 shares of our common stock valued at $506 thousand, (based on a closing price of $2.04 per share as of June 29, 2012) as partial consideration for the acquisition of four permitted disposal well sites for the Eagle Ford Water Hunter Joint Venture.

Treasury Stock

During the six months ended June 30, 2012, the Company issued 13,984 shares of the Company’s common stock out of treasury, with a cost of $211 thousand, for payment of shares owed for fully vested share grants under our share based compensation plan.

NOTE 7. SHARE-BASED COMPENSATION

We account for our share-based compensation in accordance with ASC standards on Share-based Payments. The standards apply to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under the ASC standards, we are required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

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

Common Stock Options

During the six months June 30, 2012, the Company granted 2,025,750 common stock options to members of management and employees of the Company at an average exercise price of $1.65 with an average estimated fair value of $0.98 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning with the date of grant.

We recorded share-based compensation expense of $1.2 million related to stock options for which the requisite service period elapsed during the six months ended June 30, 2012. These expenses are included in our selling, general and administrative expenses. No option exercises occurred during the six months ended June 30, 2012.

As of June 30, 2012, there was $2.3 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.53 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the quarter ended June 30, 2012 was as follows:

Number of options issued	$2,025,750
Weighted average stock price	$1.65
Weighted average exercise price	$1.65
Weighted average expected life of options (a)	5.00
Weighted average expected volatility (b)	72.51%
Weighted average risk-free interest rate	0.81%
Expected annual dividend per share	—
Weighted average fair value of each option	$0.98

(a)	Based on our expectation of when the options will be exercised. The options have a life of ten years.
(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses.

The following is a summary of stock option activity during the six months ended June 30, 2012.

	Number of Shares	Weighted average Exercise Price	Aggregate Intrinsic Value* ($000’s)
Outstanding – Beginning of Period	8,826,500	$5.41	$—
Granted	2,025,750	$1.65	790
Exercised	—	—	—
Cancelled	—	—	—

Outstanding – End of Period	10,852,250	$4.71	$3,491

Exercisable – End of Period	6,068,162	$7.35	$226

*	The Aggregate Intrinsic Value was calculated using the June 29, 2012 closing stock price of $2.04.

The following is a summary of stock options outstanding at June 30, 2012:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
$ 0.90	2,050,000	8.77	—
$ 0.97	100,000	6.93	66,666
$ 1.41	200,000	7.45	100,000
$ 1.65	1,975,750	9.63	—
$ 1.79	50,000	9.64	—
$ 1.96	1,725,000	7.16	1,149,997
$ 5.00	3,247,000	4.88	3,247,000
$ 7.50	33,333	5.26	33,333
$ 10.00	243,333	5.41	243,333
$ 10.12	2,500	6.28	2,500
$ 12.00	6,500	5.49	6,500
$ 13.66	3,000	6.01	3,000
$ 17.76	40,000	5.62	40,000
$ 18.00	16,667	5.70	16,667
$ 18.91	1,099,167	5.63	1,099,166
$ 19.75	13,333	5.80	13,333
$ 20.64	25,000	5.94	25,000
$ 22.75	21,667	5.87	21,667

	10,852,250		6,068,162

Share Awards

During the six months ended June 30, 2012, we granted 31,064 shares of common stock to the nonemployee members of the Board of Directors as payment for their fees for the first quarter of 2011 in lieu of receiving cash for their fees. These common shares vested immediately and were valued at weighted average price of $2.22 per share based on the quoted market value of the stock on the date of the grant. We recognized $69 thousand of expense in our selling, general, and administrative expenses for the six months ended June 30, 2012, related to these shares. These shares were not issued as of June 30, 2012, but are included in weighted average basic shares outstanding as of June 30, 2012. At June 30, 2012, there were 58,139 shares owed to the non-employee members of the Board of Directors that were not issued, but are included in weighted average basic shares outstanding as of June 30, 2012.

On February 13, 2012, we granted 3,500 restricted shares to employees. These common shares vested immediately and were valued at a weighted average of $1.65 per share, based on the quoted market value of the stock on the date of the grant. We recognized $6 thousand of expense in our selling, general, and administrative expenses for the six months ended June 30, 2012, related to these shares. These shares were issued out of treasury.

On April 2, 2012, we granted 10,484 restricted shares to members of the board of directors as payment of their fees. These common shares vested immediately and were valued at a weighted average of $2.35 per share, based on the quoted market value of the stock on the date of the grant. We recognized $25 thousand of expense in our selling, general, and administrative expenses for the six months ended June 30, 2012, related to these shares. These shares were issued out of treasury.

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

The following is a summary of unvested share awards for the six month ended June 30, 2012:

	June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - Beginning of Year	25,000	$1.87
Granted	34,564	2.16
Cancelled	—	—
Exercised	—	—
Vested	(59,564)	2.04

Unvested - End of Period	—	$—

NOTE 8. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC, and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Storage and other revenue totaled $899 thousand and $1.5 million for three and six months ended June 30, 2012 and none for three and six months ended June 30, 2011, respectively. Accounts receivable related to that revenue totaled $764 thousand and none as of June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, we obtained accounting services for a fee from Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Professional services expense totaled $25 thousand and $50 thousand for the three and six months ended June 30, 2012 and $22 thousand and $40 thousand for the three and six months ended June 30, 2011, respectively.

The Company has promissory notes outstanding to the Chairman and Chief Executive Officer. The balance under these promissory notes was $1.9 million at June 30, 2012, and $889 thousand at December 31, 2011. The notes are convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert. See Note 6, Stockholders’ Equity, for more information. As of August 9, 2012, the balances on these promissory notes have been repaid. See Note 10, Subsequent Events, for more information.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our 10% Series C Preferred Stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, and GreenHunter Water, for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On March 29, 2012, GreenHunter Water entered into a five year commercial lease agreement for an existing truck and barge transloading and water storage facility located in Washington County, Ohio. The facility is located on approximately 10 acres of land and contains 70,000 barrels (BBL) of functional bulk liquids storage tank capacity, a barge transloading station, a covered loading station with multiple truck servicing bays and office space. The lease commitment is for five years with monthly payments of $8 thousand for the first year, $10 thousand for the second year and $12 thousand for years three through five of the lease. Additionally, we are required to pay an additional fee of $0.04 per barrel for all wastewater delivered for and stored on the leased premises.

ABB, Inc. vs. GreenHunter Energy, Inc. In the Superior Court of California, County of Imperial, Case No. ECU07002.

ABB, Inc. was a subcontractor to Crown Engineering for certain construction work performed at our Mesquite Lake plant in Imperial County, California several years ago. GreenHunter Energy, Inc. only had a construction contract directly with Crown Engineering and not with any of its subcontractors. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. Plaintiff is attempting to enforce payment of its claim, approximately $327,555 by asserting it is a third party beneficiary under the Company’s settlement agreement with Crown Engineering.

GreenHunter will challenge the complaint by way of a demurrer, challenging the Plaintiff’s right to claim it is an intended beneficiary of the settlement agreement. We believe the plaintiff’s claims are wholly without merit and accordingly have not recorded a liability for this matter.

Heckmann Water Resources, Plaintiff v. Hunter Disposal LLC and GreenHunter Energy, Inc., Defendants, In the Court of Common Pleas, Washington County, Ohio, Case No. 120T233.

Heckmann Water Resources, the Plaintiff, alleges a breach of contract against Hunter Disposal, LLC, for failure to pay for certain transportation services on behalf of Hunter Disposal. The Plaintiff alleges the Company made representations to Plaintiff that the Company would make any payments on Hunter Disposal’s behalf. The complaint alleges that Hunter Disposal and the Company currently owe the Plaintiff approximately $1.5 million for services rendered and not paid for, and is seeking damages for all amounts owed to the Plaintiff. The Company has hired legal counsel and is currently preparing its answer to this lawsuit, including countersuing the Plaintiff for tortuous interference with an existing contract and defamation. As of July 25, 2012, Hunter Disposal partially has paid the amounts owed to Plaintiff, and has reduced the amount outstanding to the Plaintiff to approximately $587 thousand. All amounts owed to Plaintiff have already been recorded in our financial statements and have been reported in all of our periodic reports, so no additional financial reserves are required.

NOTE 10. SUBSEQUENT EVENTS

Issuance of Preferred Stock

On July 31, 2012, the Company closed a public offering of 425,000 shares of its non-convertible 10% Series C Preferred Stock (liquidation preference of $25.00 per share) at a public offering price of $21.00 per share. The net proceeds to the Company from the offering were approximately $8.3 million, net of underwriter discounts, commissions and estimated offering expenses.

Blue Water Acquisition

On July 31, 2012, we exercised our option to acquire Blue Water and paid $675 thousand in cash. We funded the option exercise with a portion of the proceeds from the sale of our 10% Series C Preferred Stock. We had previously paid $765 thousand in cash, issued $500 thousand of our 10% Series C Preferred Stock, 242,471 shares of our common stock valued at $512 thousand, and assumed net liabilities of the previous owner of the wells totaled $75 thousand as payments on the option. Additionally, we spent approximately $157 thousand in repair and cleanup of the well sites prior to exercising the option.

Conversion of Series B Debentures

Since June 30, 2012, approximately $295 thousand of our Series B Debentures have been converted into 13,273 shares of our 10% Series C Preferred Stock.

Conversion of Executive Accrued Payroll

On July 10, 2012, our Chairman and Chief Executive Officer converted $50 thousand of accrued and unpaid payroll into 27,322 shares of our common stock.

Repayment of Note Payable to Related Party

On July 17, 2012 and on July 31, 2012, the company repaid $30 thousand and $500 thousand of the borrowings on promissory notes due to our Chairman and Chief Executive Officer. On August 9, 2012, the company repaid the remaining $1.3 million of the borrowings on the promissory note due to our Chairman and Chief Executive Officer.

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

Overview

Prior to April 13, 2007, we were a startup company in the development stage and we have reentered the development stage effective July 1, 2010. Our previous business plan was to acquire and operate assets in the renewable energy sectors of, biomass, solar, wind, and geothermal. We refocused our efforts and currently have ongoing business initiatives in water management through GreenHunter Water, LLC and our recently acquired Hunter Disposal LLC, and biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”). The Company has earned significant revenue from planned principal operations since the first quarter of 2012. Accordingly, effective January 1, 2012, the Company’s activities no longer required to be accounted for as those of a “Development Stage Enterprise” as set forth by FASB ASC 915. It is our goal to become a leading provider of water management solutions and clean energy products as it relates to the oil and gas industry.

As part of this new strategic initiative, we have recently closed and entered into definitive agreements to acquire or lease acreage in the Marcellus, Utica, Mississippian, Eagle Ford, and Bakken Shale areas located in Appalachia, Oklahoma, South Texas and Eastern Montana, respectively. We presently own and operate commercial water service facilities in Appalachia, Oklahoma, and Texas. We have the intention of developing additional commercial water service facilities on the aforementioned properties. In addition, we have deployed a modular above-ground temporary water storage system in the Marcellus Shale and have installed and operated an onsite semi-portable water treatment facility the Appalachian region. In response to requests from current and prospective customers, we have designed and engineered and are fabricating a proprietary next-generation large format modular above-ground water storage system. We have also deployed a proprietary tracking system that provides cradle-to-grave manifest tracking of oilfield water waste streams and we are evaluating a license for new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse.

We believe that our ability to successfully compete in the clean water and renewable energy industries depends on many factors, including the location and low cost construction of our planned facilities, execution of our acquisition strategy, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate debt and equity capital, proper and meaningful governmental support including tax incentives and credit enhancements, and recruitment and retention of experienced management and qualified field personnel.

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

As of June 30, 2012, we had a working capital deficit of $14.8 million which includes $4.4 million related to earlier construction activities at our Mesquite Lake Biomass Plant, $2.6 million in redeemable debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the Mesquite Lake Plant, and $1.9 million in promissory notes to our Chairman and Chief Executive Officer under a credit support agreement.

We have continued to experience losses from ongoing operations. These factors raised doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances from our Chairman and Chief Executive Officer in exchange for promissory notes that have been consolidated and extended to December 31, 2012. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations. The total amount loaned against this letter of guarantee is approximately $1.9 million resulting in a remaining guarantee of $0.1 million as of June 30, 2012. On July 31, 2012, we closed on a public offering of 425,000 shares of our non-convertible 10% Series C

Cumulative Preferred Stock (“10% Series C Preferred Stock”) (liquidation preference of $25.00 per share) at a public offering price of $21.00 per share. Net proceeds to the Company were approximately $8.3 million, after fees and expenses. This infusion of cash into our working capital will allow us greater flexibility in executing our business plan for the next twelve months. In addition, during the six months ended June 30, 2012, holders of $2,726,892 of our Series B Debentures elected to convert their principal and accrued interest into shares of our 10% Series C Preferred Stock. The exchange offer has been extended until August 31, 2012. Preferred Stock. Additionally, we have received irrevocable agreements from other existing holders of our Series B Debentures to convert approximately $295 thousand of our Series B Debentures into our 10% Series C Preferred Stock subsequent to June 30, 2012. The exchange offer has been extended until August 31, 2012.

The following unaudited and unreviewed summary, prepared on a pro forma basis, presents selected data from the condensed consolidated balance sheet as of June 30, 2012, as if the issuance of the 425,000 shares of 10% Series C Preferred Stock had occurred on June 30, 2012. The pro forma information includes adjustments for net proceeds from the offering.

	Historical June 30, 2012	Pro forma Adjustments	Pro forma June 30, 2012
ASSETS
Current assets	$3,863,901	$8,258,625	$12,122,526
Other assets	38,465,086	—	38,465,086

Total Assets	$42,328,987	$8,258,625	$50,587,612

LIABILITIES AND EQUITY
Current liabilities	$18,651,223	—	$18,651,223
Other liabilities	6,892,304	—	6,892,304
Stockholders’ Equity	16,785,460	8,258,625	25,044,085

Total liabilities and equity	$42,328,987	$8,258,625	$50,587,612

The consolidated statement of operations includes Hunter Disposal’s revenue of $3.9 million and $5.7 million for the three and six months ended June 30, 2012, respectively, and Hunter Disposal’s operating income of $1.4 million and $2.0 million for the three and six months ended June 30, 2012, respectively.

The following unaudited and unreviewed summary, prepared on a pro forma basis, presents the results of operations for the three and six months ended June 30, 2012 and 2011, as if the issuance of the 425,000 shares of 10% Series C Cumulative Preferred Stock and the acquisition of Hunter Disposal, LLC, along with transactions necessary to finance the acquisition, had occurred on January 1, 2011. The pro forma information includes the effects of adjustments for interest expense and depreciation expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total operating revenue	$4,176,761	$2,807,847	$8,804,363	$3,591,233
Total operating costs and expenses	4,605,437	2,770,194	8,959,314	4,461,736

Operating income (loss)	(428,676)	37,653	(154,951)	(870,503)
Interest expense and other	(272,162)	(499,232)	(520,466)	(627,843)

Net income (loss)	(700,838)	(461,579)	(675,417)	(1,498,346)
Dividends on preferred stock	(569,366)	(554,217)	(1,057,895)	(991,898)

Net income (loss) attributable to common stock holders	$(1,270,204)	$(1,015,769)	$(1,733,312)	$(2,490,244)

Net income (loss) per share, basic & diluted	$(0.05)	$(0.04)	$(0.02)	$(0.10)

Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect to receive a minimum of $500 thousand in proceeds from the sale of our Ocotillo wind energy project after certain conditions are met which is estimated to be sometime during 2012. Along with the revenue generated from our water management activities, which includes the Hunter Disposal acquisition and the Blue Water acquisition discussed below, and letter of guarantee and credit support and proceeds from the sale of our 10% Series C Preferred Stock, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternative sources, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our 10% cumulative preferred stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources, Corporation, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC. During the year ended December 31, 2011, Hunter Disposal, LLC had positive cash flow from operations which exceeded the Company’s deficit in cash flow from operations for the same period. Hunter Disposal entered into a significant service contract with a major oil & gas company during the second half of 2011 which further expands our water management activities for 2012.

On April 27, 2012, we entered into an Option Agreement and a Pledge Agreement with Midwest Continent Holding, LLC (“Midwest”) to acquire 100% of Midwest’s membership interest in Blue Water Energy Solutions, LLC (“Blue Water”) on or before June 30, 2012 for approximately $2.5 million. Blue Water owns three existing salt water disposal wells and related facilities located in Oklahoma. Midwest previously owned 100% of the membership interest of Blue Water until April 30, 2012. The price we paid for the option was $750,000, consisting of a cash payment of $250,000 and $500,000 of our 10% Series C Preferred Stock. Midwest had pledged its membership interest in Blue Water as security for the Option Agreement. On June 29, 2012, we paid $515,000 in cash and issued 242,741 of our common stock valued at $512 thousand under the option agreement to extend our purchase option until July 31, 2012. On July 31, 2012, we exercised our option to acquire Blue Water (See Note 10 – Subsequent Events). We funded the option exercise with a portion of the proceeds from the sale of our 10% Series C Preferred Stock. Two of the water disposal wells are currently operational. The third well will require extensive rehabilitation expenditures, the commercial viability of which is being studied.

On May 21, 2012, we entered into a definitive joint venture agreement to develop seven salt water disposal wells in Gonzalez, Karnes, DeWitt, Frio and La Salle counties in South Texas. These new wells will be strategically located in the heart of the Eagle Ford Shale Play. On May 21, 2012, we closed on the rights to two of the wells and on June 8, 2012, we closed on the rights to two more of the wells. The total acquisition cost of the rights to the four wells was $2.1 million, consisting of $1.2 million in cash, 16,000 shares of our 10% Series C Preferred Stock valued at $400 thousand, and 247,876 shares of our common stock valued at $506 thousand. On June 30, 2012, we also agreed to pay $150,000 for drilling permits on the final three wells, which can be offset against our $1.5 million cost (on the same basis as the first four wells) to acquire rights to the remaining three joint venture wells should we decide to close on that part of the agreement.

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

We had no significant revenues or operating expenses related to Mesquite Lake during the six months ended June 30, 2012 and 2011.

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

We had no revenues or operating expenses related to solar energy during the six months ended June 30, 2012 and 2011.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011:

Total Revenues

Our total revenue for the 2012 three month period ended June 30, 2012 was approximately $4.2 million versus none during the similar 2011 period. The increase is due to revenue generated from our water management operations which began in late 2011 and has increased significantly upon the acquisition of Hunter Disposal on February 17, 2012. $4.0 million of the revenues were from Hunter Disposal which included $1.6 million in water disposal revenue, $2.2 million in transportation revenue, and $223 thousand in water storage and other revenue. We generated storage rental income through GreenHunter Water in South Texas and Appalachia of approximately $144 thousand in the 2012 period versus none in the 2011 period. We expect our revenues, at a minimum, to continue at this level and grow as we complete new disposal locations which will further expand our revenue base.

Operating Costs

Our operating costs were approximately $2.4 million for the three months ended June 30, 2012 and none for the three months ended June 30, 2011. The increase is due to operating costs incurred our water management operations during the period for Hunter Disposal and GreenHunter Water. We expect our costs, including transportation costs to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services.

Depreciation Expense

Our depreciation expense for the three months ended June 30, 2012 was approximately $272 thousand, including $186 thousand for Hunter Disposal. For the same period in 2011, our depreciation expense was approximately $47 thousand. The increase is due to Hunter Disposal and GreenHunter Water.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were approximately $2.0 million and $990 thousand during the three months ended June 30, 2012 and 2011, respectively. The increase is due to higher share based compensation expense during the 2012 period of $729 thousand versus a credit for stock compensation expense of $69 thousand in the 2011 period, and other increases due to the expansion of our business activity.

Operating Loss

Our operating loss was approximately $429 thousand in the 2012 period versus a loss of approximately $1.0 million in the 2011 period. The decrease in the operating loss is due to operating income generated by our water management operations. Hunter Disposal generated operating income was $1.4 million during the period.

Other Income and Expense

Interest expense was approximately $272 thousand in the 2012 period compared to $188 thousand for the 2011 period. The increase in interest expense was due to the increases in notes payable for the acquisition of Hunter Disposal and on equipment purchases for GreenHunter Water. In the three months ended June 30, 2011, we had an unrealized loss on convertible securities of approximately $251 thousand versus none in the same period in 2012.

Preferred Stock Dividends

Dividends on our preferred stock were approximately $304 thousand in the 2012 period versus approximately $179 thousand in the 2011 period. The increase in preferred dividends is the result of dividends for 10% Series C Preferred Stock as well as increased stated value of our Series A Preferred Stock resulting from accrued dividends transferred to additional stated value. The increase in dividends on the 10% Series C Preferred Stock issued in the acquisition of Hunter Disposal was $55 thousand.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011:

Total Revenues

Our total revenue for the six months ended June 30, 2012 was approximately $6.4 million versus none during the similar 2011 period. The increase is due to revenue generated from our water management operations which began in late 2011 and has increased significantly upon the acquisition of Hunter Disposal on February 17, 2012. $6.0 million of the revenues were from Hunter Disposal which included approximately $2.4 million in water disposal revenue, approximately $3.3 million in transportation revenue, and approximately $310 thousand in water storage and other revenue. We generated storage rental income of approximately $463 thousand through GreenHunter Water in South Texas and Appalachia in the 2012 period versus none in the 2011 period. We expect our revenues, at a minimum, to remain consistent and grow in future periods as we complete new disposal locations which will further expand our revenue potential.

Operating Costs

Our operating costs were approximately $3.7 million for the six months ended June 30, 2012 and $203 for the six months ended June 30, 2011. The increase is due to operating costs incurred from our water management operations during the period for Hunter Disposal and GreenHunter Water. We expect our costs, including transportation costs to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services.

Depreciation Expense

Depreciation expense was approximately $465 thousand and approximately $94 thousand during the six months ended June 30, 2012 and 2011, respectively. The increase is due to Hunter Disposal and GreenHunter Water.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were approximately $3.2 million and $2.1 million during the six months ended June 30, 2012 and 2011, respectively, which included $1.1 million and $162 thousand, respectively, in non-cash stock compensation expense.

Operating Loss

Our operating loss was approximately $876 thousand and $2.2 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in operating loss is due to operating income generated by our water management operations. Hunter Disposal generated operating income of approximately $2.0 million for the 2012 period versus none in 2011 period.

Other Income and Expense

Interest expense was approximately $478 thousand in the 2012 period compared to approximately $373 thousand for the 2011 period. During the six months ended June 30, 2011, the Company recorded a loss on convertible securities of approximately $199 thousand which the Company did not incur during the six months ended June 30, 2012.

Preferred Stock Dividends

Dividends on our preferred stock were $499 thousand in the 2012 period versus $351 thousand in the 2011 period. The increase is due to the issuance of 10% Series C Preferred Stock in the period.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of June 30, 2012, we had cash and cash equivalents of approximately $257 thousand and a working capital deficit of approximately $14.8 million as compared to cash and cash equivalents of $13 thousand and working capital deficit of $12.3 million as of June 30, 2011. Our working capital deficit as of June 30, 2012 included $4.4 million related to earlier construction activities at our Mesquite Lake Biomass Plant and $2.6 million in redeemable debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the Mesquite Lake Plant.

Operating Activities

During the six months ended June 30, 2012, operating activities provided $1.6 million in cash, while for the six months ended June 30, 2011 operating activities used $1.6 million in cash. Since we acquired Hunter Disposal on February 17, 2012, our cash flows from operating activities have significantly increased. During the one hundred thirty-five day period we have owned this entity through June 30, 2012, Hunter Disposal provided $2.5 million of cash flows from operating activities, which included changes in working capital items of $244 thousand. We expect cash flows from operating activities for the next twelve months will be sufficient to meet our operating needs.

Investing Activities

During the six months ended June 30, 2012, we used approximately $5.9 million in cash in investing activities, principally for the acquisition of Hunter Disposal of approximately $909 thousand, Blue Water of approximately $981 thousand, and the Eagle Ford Hunter Water Joint Venture of $1.2 million. We also used cash for capital expenditures of approximately $2.8 million which includes approximately $2.1 million for transportation equipment and approximately $733 thousand on water disposal and storage projects. In the 2011 period, our capital expenditures were approximately $5 thousand.

Financing Activities

During the six months ended June 30, 2012, our financing activities provided $4.5 million compared to $1.5 million for the six months ended June 30, 2011. The cash provided during the 2012 period resulted from proceeds of $30 thousand from the exercise of warrants and proceeds from borrowing on notes payable of approximately $5.6 million. We made payments of notes payable of $746 thousand paid approximately $160 thousand of commissions and fees on stock issuances, paid approximately $150 thousand of dividends on our 10% Series C Preferred Stock, and paid $2 thousand in deferred financing costs during the six months ended June 30, 2012. In the 2011 period, the cash provided by financing activities was due to proceeds from the issuance of common stock and warrants under our private placement offering of approximately $1.0 million and proceeds of notes payable of $574 thousand net of repayment of notes payable of $141 thousand.

It will be necessary for us to obtain additional financing to fund our anticipated investing activities. This funding may come from a variety of sources, including debt, issuance of our 10% Series C Preferred Stock, and issuance of common stock. On July 31, 2012, we closed a public offering of 425,000 shares of our 10% Series C Preferred Stock which provided proceeds of approximately $8.3 million, net of expenses. This infusion of cash into our working capital will allow us greater flexibility in exercising our business plan for the next twelve months.

Investing Activities and Future Requirements

Capital Expenditures

During the first six months of 2012, we had capital expenditures of approximately $2.8 million, including $2.1 million for transportation equipment, $586 thousand to make improvements at a water injection well, and $147 thousand for water management facilities that are in process of completion. See the discussion below for our future requirements related to investing activities.

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

GreenHunter Water, LLC, or GreenHunter Water, our wholly owned subsidiary, is focused on water resource management specifically as it pertains to the unconventional oil and natural gas shale resource plays with current business operations in the Appalachian, Oklahoma and South Texas basins. GreenHunter Water is committed to providing a full range of solutions to address producers’ current needs and is built upon an identified need in the oilfield, to deliver a Total Water Management Solution™ to our customer base through long term agreements. Our Total Water Management Solutions™ are custom developed to meet producers’ water resource planning needs. These solutions include owning and operating saltwater disposal facilities, fluids handling and hauling and logistics services, frac tank and next-generation modular above-ground tank rentals, mobile water treatment technologies and remote asset tracking to provide as value added services to our customers.

Disposal Wells

In April 2012 we received approval from the Railroad Commission of Texas to inject non-hazardous oil and gas waste into an Underground Injection Control (UIC) permitted SWD well to be located near Helena in Karnes County, Texas. The disposal well is scheduled to be drilled during the third quarter of 2012 with commercial operations also targeted for the third quarter of 2012. The Class II Helena SWD well is permitted to accept up to 10,000 BBL/D of oilfield production brine and frac flowback fluid and will inject into the Middle Wilcox disposal formation at an interval depth from 6,840 to 7,650 feet. The well will be located on a six acre parcel that is held under a 10 year extendable property lease. Management is budgeting capital expenditures of approximately $2 million over the near term to bring the facility into full operating condition.

On May 18, 2012, we entered into a definitive joint venture agreement to develop seven salt water disposal wells in Gonzalez, Karnes, DeWitt, Frio and La Salle counties in South Texas. These new wells will be strategically located in the heart of the Eagle Ford Shale Play. On May 21, 2012, we closed on the rights to two of the wells and on June 8, 2012, we closed on the rights to two more of the wells. The total acquisition cost of the rights to the four wells was $2.1 million, consisting of $1.2 million in cash, 16,000 shares of our 10% Series C Preferred Stock, and 247,876 shares of our common stock. On June 30, 2012, we also incurred $150,000 for drilling permits on the final three wells at June 30, 2012, which can be offset against our $1.5 million cost (on the same basis as the first four wells) to acquire rights to the remaining three joint venture wells should we decide to close on that part of the agreement.

We have identified additional locations for water service and disposal facilities in the Appalachia, Texas, Oklahoma and Williston Basin regions and are in various stages of negotiations with the owners of these properties for purchase or lease. At locations where we have secured leases or purchase agreements on real property, we have begun the process of permitting, well drilling or recompletion and surface facility development.

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

In April 2012 we entered into a five year lease for an existing truck and barge transloading and water storage facility located in Washington County, Ohio. The existing facility and infrastructure is ideally positioned on the Ohio River in the heart of the Marcellus and evolving Utica Shale resource plays and will serve as a strategic operating base for GreenHunter’s Appalachia water management businesses. Originally constructed in 1966 by Mobil Oil, the approximate 10 acre facility contains 70,000 barrels (BBL) of functional bulk liquids storage tank capacity, a barge transloading station, a covered loading station with multiple truck servicing bays and office space. The two 20,000 BBL tanks and one 30,000 BBL tank were originally used for gasoline storage until they were decommissioned in 1990 and will now serve as temporary fluids storage of fresh water and production water. The barge terminal assets located on the Ohio River will enable GreenHunter Water to significantly increase the Company’s current logistics. Bulk water storage and transloading operations commenced at this facility in July of 2012.

Equipment and Tank Rentals and MAG Tank

GreenHunter Water has a large variety of equipment and tanks for rental. GreenHunter Water recently purchased new equipment to be used to service a new long term contract to haul and dispose produced water for several major oil companies that control significant mineral leasehold acreage positions in the Marcellus and Utica Shale plays located in Pennsylvania, West Virginia and Ohio.

We have contracted with an engineering firm to finalize the design of and modifications to our proprietary modular above ground MAG Tank™ product line and we are in the process of fabricating our first full-sized tank. Based on feedback from our customer base, we understand that a single tank size is not adequate, so we have worked with multiple consultants and engineering groups to design a flexible footprint for the MAG Tank™ allowing a larger variety of storage capacities and tank lay outs.

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

Marketplace Opportunity

Unconventional hydrocarbon production continues to grow as a percentage of all domestic onshore production in the United States. In almost all cases, water disposal will be an associated by-product of this production. Currently, producers can either manage their own water disposal and facilities, or they can contract with third party service providers. Based upon our industry research, we do not believe that there is any one, third party water pure-play company that would account for meaningful market share in any of the basins in which we are currently operating or targeting to provide our services. Furthermore, given the smaller independent nature of most third-party service providers, we believe that they may face more obstacles in meeting ever-changing regulatory requirements. In addition, most producers view water disposal for what it is, a by-product of their primary business of producing hydro-carbons. As a result, we believe that if we can demonstrate a complete water management/disposal product offering in multiple basins, we could position GreenHunter to become a true service provider to larger producers operating across multiple basins as a one-stop solution.

Customers and Contracts

The amount of water that can be disposed of in any one facility is dependent upon both regulatory permits, as well as the ability of the underground geologic formation to accept or absorb the waste water. As a result, the amount of waste water that GreenHunter will be able to dispose of at any one time will be finite. We expect as a result, that we will enter into long-term disposal contracts with producers whereby we will assure them a certain amount of disposal capacity for their utilization. Our goal, when feasible, would be to enter into take-or-pay contracts whereby we provide a certain amount of disposal capacity that is paid for by the producer, whether they actually utilize that capacity or not. As a result, we believe that we could enter into long-term contracts that will generate a certain level of assured revenue in addition to sales of our products and services in the spot market.

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

Related Party Transactions

During six months ended June 30, 2012, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Storage and other revenue totaled $899 thousand and $1.5 million for three and six months ended June 30, 2012 and none for three and six months ended June 30, 2011, respectively. Accounts receivable related to that revenue totaled $764 thousand and none as of June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, we obtained accounting services for a fee from Magnum Hunter Resources Corporation, an entity for which our Chairman and Chief Executive Officer is an officer and significant shareholder. Professional services expense totaled $25 thousand and $50 thousand for the three and six months ended June 30, 2012 and $22 thousand and $40 thousand for the three and six months ended June 30, 2011, respectively.

The Company has promissory notes outstanding to the Chairman and Chief Executive Officer. The balance under these promissory notes was $1.9 million at June 30, 2012, and $889 thousand at December 31, 2011. The notes are convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert. As of August 9, 2012, the promissory notes balance has been repaid.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our 10% Series C Preferred Stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal, LLC and GreenHunter Water, LLC for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water, LLC.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through June 30, 2012.

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

Heckmann Water Resources, Plaintiff v. Hunter Disposal LLC and GreenHunter Energy, Inc., Defendants, In the Court of Common Pleas, Washington County, Ohio, Case No. 120T233.

Heckmann Water Resources, the Plaintiff, alleges a breach of contract against Hunter Disposal, LLC, for failure to pay for certain transportation services on behalf of Hunter Disposal. The Plaintiff alleges the Company made representations to Plaintiff that the Company would make any payments on Hunter Disposal’s behalf. The complaint alleges the Hunter Disposal and the Company currently owe the Plaintiff approximately $1.5 million for services rendered and not paid for, and is seeking damages for all amounts owed to the Plaintiff. The Company is has hired legal counsel and currently preparing its answer to this lawsuit, including countersuing the Plaintiff for tortuous interference with an existing contract and defamation. As of July 25, 2012, Hunter Disposal partially has paid the amounts owed to Plaintiff, and has reduced the amount outstanding to the Plaintiff to approximately $587 thousand. All amounts owed to Plaintiff have already been recorded in our financial statements and have been reported in all of our periodic reports, and thus, no additional financial reserves are required.

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

GreenHunter Energy, Inc.

SIGNATURES

Date: August 13, 2012	By:	/s/ Gary C. Evans
Gary C. Evans Chairman and Chief Executive Officer

Date: August 13, 2012	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
President and Chief Operating Officer

Date: August 13, 2012	By:	/s/ David S. Krueger
David S. Krueger
Vice President and Chief Financial Officer