Form 10-Q
period 2012-09-30
GreenHunter Energy, Inc.
filed 2012-11-19
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 15, 2012 there were 31,065,658 shares of the registrant’s common stock ($0.001 par value) outstanding

PART 1—FINANCIAL STATEMENTS

Item 1.	Financial Statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,499,163	$84,823
Accounts receivable net of allowance of $55,212 and $24,506, respectively	2,645,475	63,049
Related party accounts receivable	318,362	204,762
Prepaid expenses and other current assets	405,451	218,357

Total current assets	4,868,451	570,991

FIXED ASSETS:
Land and improvements	731,472	717,658
Buildings	1,916,597	1,674,827
Water facilities, equipment, and other fixed assets	22,034,437	1,602,603
Biomass project, net of impairment of $12,873,013 and $0, respectively	5,000,000	17,468,132
Accumulated depreciation	(1,648,857)	(570,552)
Construction in progress	3,833,855	—

Net fixed assets	31,867,504	20,892,668

OTHER ASSETS:
Deferred financing costs, net of amortization of $423,011 and $253,705, respectively	12,045	254,285
Other noncurrent assets	10,936	1,448,136

Total assets	$36,758,936	$23,166,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable–current	$214,448	$77,072
Note payable to related party	—	889,269
Current portion of notes payable	1,521,507	187,534
Current portion of notes payable–related party	275,000	—
Redeemable debentures, net of discount of $0 and $19,923, respectively	230,000	5,281,884
Accounts payable and accrued liabilities	7,839,574	3,259,279
Accounts payable to a related party	974,684	—
Accounts payable related to biomass project	3,255,572	4,319,349
Dividends payable	—	168,461
Deferred revenue–related party	65,925	65,925
Asset retirement obligation	100,100	—
Convertible securities	—	23,857

Total current liabilities	14,476,810	14,272,630

NON-CURRENT LIABILITIES:
Notes payable, less current portion	5,377,157	2,076,119
Notes payable to related party, less current portion	1,925,000	—
Asset retirement obligation	431,247	—

Total non-current liabilities	7,733,404	2,076,119

Total liabilities	$22,210,214	$16,348,749

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $.001 par value, $0 and $1,327 stated value, 0 and 5,978 issued and outstanding for both periods, and liquidation preference of $0 and $8,102,516, at September 30, 2012 and December 31, 2011, respectively	—	7,934,055
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 0 and 9,802 issued and outstanding and liquidation preference of $0 and $9,802,000 at September 30, 2012 and December 31, 2011	—	9,802,000
Series C preferred stock, $.001 par value, $25 stated value, 1,120,505 and 0 issued and outstanding and liquidation preference of $28,012,625 and $0, at September 30, 2012 and December 31, 2011, respectively	27,089,060	—
Common stock, $.001 par value, 90,000,000 authorized shares, 31,065,658 and 26,177,989 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	31,066	26,178
Additional paid-in capital	110,150,838	94,677,525
Accumulated deficit	(122,496,314)	(105,187,531)
Treasury stock, at cost, 1 and 13,985 shares, respectively	(15)	(208,983)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	14,548,722	6,817,331

Total liabilities and stockholders’ equity	$36,758,936	$23,166,080

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Water disposal revenue	$2,396,745	$—	$4,747,771	$—
Transportation revenue	2,087,993	—	5,408,380	—
Storage rental revenue and other	386,045	229,800	1,159,910	229,800

Total revenues	4,870,783	229,800	11,316,061	229,800

COST OF SERVICES PROVIDED:

Cost of services provided	2,463,448	206,613	6,151,684	206,816
Depreciation and accretion expense	635,423	47,762	1,100,188	142,242
Impairment of asset value, biomass project	12,873,013	—	12,873,013	—
Selling, general and administrative	1,753,472	661,686	4,922,209	2,777,681

Total costs and expenses	17,725,356	916,061	25,047,094	3,126,739

OPERATING LOSS	(12,854,573)	(686,261)	(13,731,033)	(2,896,939)

OTHER INCOME (EXPENSE):
Interest and other income	—	6	—	4,866
Interest, amortization and other expense	(343,460)	(193,051)	(821,305)	(566,345)
Unrealized gain (loss) on convertible securities	23,857	12,965	23,857	(185,944)

Total other expense	(319,603)	(180,080)	(797,448)	(747,423)

Net Loss	(13,174,176)	(866,341)	(14,528,481)	(3,644,362)

Preferred stock dividends	(631,699)	(159,997)	(1,130,844)	(510,645)
Deemed dividend on Series A Preferred Stock conversion	923,565	—	923,565	—
Deemed dividend on Series B Preferred Stock conversion	(2,573,025)	—	(2,573,025)	—

Net loss to common stockholders	$(15,455,335)	$(1,026,338)	$(17,308,785)	$(4,155,007)

Weighted average shares outstanding, basic and diluted	29,561,614	25,886,392	28,243,394	24,237,641

Basic and diluted loss per share:
Net loss per share	$(0.52)	$(0.04)	$(0.61)	$(0.17)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,528,481)	$(3,644,362)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,078,305	142,242
Accretion of discount	21,883	7,883
Impairment of Mesquite Lake project	12,873,013	—
Noncash stock compensation	1,754,147	345,059
Amortization of deferred financing costs	250,259	68,750
Loss on sale of assets	—	1,967
Unrealized loss (gain) from change in fair value of convertible securities	(23,857)	185,944
Changes in operating assets and liabilities:
Accounts receivable	301,057	(121,332)
Prepaid expenses and other current assets	(226,333)	135,794
Accounts payable	808,695	226,127
Accrued liabilities	16,016	911,822

Net cash provided by (used in) operating activities	2,324,704	(1,740,106)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Capital expenditures	(8,473,982)	(6,853)
Cash paid in acquisitions, net of cash received of $1.3 million	(3,549,310)	—
Increase in other assets	—	(2,000)

Net cash used in investing activities	(12,023,292)	(8,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrants	—	1,038,100
Proceeds from the sale of Series C preferred stock	8,925,000	—
Commissions and fees paid on stock issuances	(1,056,731)	—
Proceeds from exercise of warrants	30,000	—
Proceeds from notes payable	6,842,018	701,690
Payment of notes payable	(3,010,980)	(157,310)
Preferred stock dividend paid	(608,360)	—
Payment of deferred financing costs	(8,019)	—

Net cash provided by financing activities	11,112,928	1,582,480

CHANGE IN CASH	1,414,340	(166,479)

CASH, beginning of period	84,823	181,471

CASH, end of period	1,499,163	14,992

Cash paid for interest	550,481	208,989

NONCASH TRANSACTIONS:
Issued treasury shares for payment of share based compensation and board fees	$208,968	$—

Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	$5,663,075	$—

Transfer accumulated preferred dividends to stated value	$690,945	$—

Issued shares of common stock for acquisitions	$4,284,280	$—

Issued shares of Series C Preferred Stock for acquisitions	$3,100,000	$—

Issued shares of common stock upon conversion of Series B Preferred Stock	$9,802,000	—

Issued shares of Series C Preferred Stock upon exchange of Series A Preferred Stock	$7,701,435	—

Issues shares of common stock as payment of deferred compensation	$—	—

Issued shares of common stock for 401K matching contribution	$—	$206,470

Accrued dividends converted to additional stated value of Series A Preferred Stock	$—	$682,700

Shares of common stock and warrants issued upon conversion of shares of Series A Preferred Stock and Series B Preferred Stock	$—	$1,753,879

Shares of common stock and warrants issued upon conversion of principal on promissory note with a related party	$—	$500,000

Deemed dividend on conversion of Series B Preferred Stock to common stock	$2,573,025	—

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2012 TO SEPTEMBER 30, 2012

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Unearned Shares in KSOP	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2012	$7,934,055	$9,802,000	$—	$26,178	$94,677,523	$(105,187,529)	$(208,983)	$(225,913)	$6,817,331
Transfer accumulated preferred dividends to stated value	690,945	—	—	—	—	—	—	—	690,945
Convert Series A Preferred to Series C Preferred and deemed dividend	(8,625,000)	—	7,701,435	—	—	923,565	—	—	—
Net proceeds from issuance of Series C Preferred Stock	—	—	10,625,000	—	(2,756,731)	—	—	—	7,868,269
Share based payments	—	—	—	81	1,701,193	—	52,873	—	1,754,147
Issued treasury stock as payment of board fee	—	—	—	—	(156,095)	—	156,095	—	—
Issued shares of common stock in Hunter Disposal acquisition	—	—	—	1,847	3,303,786	—	—	—	3,305,633
Issued shares of common stock upon exercise of warrants	—	—	—	20	29,980	—	—	—	30,000
Dividends on preferred stock	—	—	—	—	—	(1,130,844)	—	—	(1,130,844)
Deemed dividend on Series B Preferred Stock conversion	—	—	—	—	2,573,025	(2,573,025)	—	—	—
Issued shares of Series C Preferred Stock in Hunter Disposal acquisition	—	—	2,200,000	—	—	—	—	—	2,200,000
Issued shares of Series C Preferred Stock and common stock in Blue Water acquisition	—	—	500,000	248	512,855	—	—	—	1,013,103
Issued shares of Series C Preferred Stock and common stock for joint venture agreement	—	—	400,000	242	465,302	—	—	—	865,544
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	—	—	5,662,625	—	450	—	—	—	5,663,075
Convert Series B Preferred to Common Stock	—	(9,802,000)	—	2,450	9,799,550	—	—	—	—
Net loss	—	—	—	—	—	(14,528,481)	—	—	(14,528,481)

BALANCE, SEPTEMBER 30, 2012	$—	$—	$27,089,060	$31,066	$110,150,838	$(122,496,314)	$(15)	$(225,913)	$14,548,722

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

In this quarterly report on Form 10-Q, the words “GreenHunter Energy”, “company”, “we”, “our” and “us” refer to GreenHunter Energy, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Energy, Inc. and subsidiaries as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, are unaudited. The December 31, 2011 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at September 30, 2012, and the results of operations for the three and nine months ended September 30, 2012 and 2011, changes in stockholders’ equity for the nine months ended September 30, 2012, and cash flows for the nine month periods ended September 30, 2012 and 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2011 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the operating results that will occur for the full year.

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

The Company has generated significant revenues from operations and therefore is no longer a development stage company.

The accompanying financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, Hunter Disposal, LLC, GreenHunter Water, LLC, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), Hunter Hauling, LLC (“Hunter Hauling”), Eagle Ford Water Hunter Joint Venture (“Eagle Ford Water”) and GreenHunter Wind Energy, LLC (“Wind”). All significant intercompany transactions and balances have been eliminated.

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

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the nine months periods ended September 30, 2012 and 2011, as their effects would have been anti-dilutive.

	September 30,
	2012	2011
Stock options	10,850,916	6,776,500
Warrants	3,070,000	3,638,794
Convertible debentures	101,673	5,625,970
Convertible promissory notes	880,000	—
Preferred Stock (Series A and B)	—	2,893,744

Total	14,902,589	18,935,008

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of September 30, 2012 would be 12,340,363 common shares.

Impairment of Asset Value—Mesquite Lake Biomass Project

As of September 30, 2012, the Company determined that it had insufficient time and resources to sufficiently develop the Mesquite Lake Biomass Project so that power could be delivered into the power purchase agreement it had secured as the revenue stream for the project before it expires on March 31, 2013. As a result, management believes the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The Company is in the process of securing a letter of intent to sell the asset to a third party who would secure its own power purchase agreement and develop the project. While the ultimate sales price of the asset has not been finally negotiated, the Company believes the value of the asset without a viable power purchase agreement is approximately $5 million. The total carrying value of the project net assets prior to recording an impairment to its value at September 30, 2012 was $17.9 million. The Company has recorded an impairment of asset value of $12.9 million at September 30, 2012.

Fixed Assets

The following is a schedule of our fixed assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Land and improvements	$731,472	$717,658
Buildings	1,916,597	1,674,827
Water facilities equipment and other fixed assets
Water disposal and handling facilities	14,058,519	100,466
Transportation equipment	5,723,558	1,018,237
Movable storage equipment	1,643,351	—
Furniture, fixtures & other	609,009	483,900

Total plant, equipment and other	22,034,437	1,602,603

Biomass project, net of impairment	5,000,000	17,468,132
Construction in progress	3,833,855	—

Total fixed assets	33,516,361	21,463,220
Less: Accumulated depreciation	(1,648,857)	(570,552)

Net fixed assets	$31,867,504	$20,892,668

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CURRENT PLAN OF OPERATIONS AND ABILITY TO OPERATE AS A GOING CONCERN

As of September 30, 2012, we had a working capital deficit of $9.6 million which includes $3.3 million related to earlier construction activities at our Mesquite Lake Biomass Plant and $230 thousand in redeemable debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the Mesquite Lake Plant.

We have continued to experience losses from ongoing operations. These factors raised doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances in 2011 and 2012 from our Chairman and Chief Executive Officer in exchange for promissory notes, all of which have been repaid through September 30, 2012. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the Company was increased for up to $2.0 million of credit support if needed to fund future operations, all of which is available as of September 30, 2012. The letter of guarantee has been extended through December 31, 2013.

Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. On October 11, 2012, we received a total of $2.9 million in cash proceeds from the sale of our Ocotillo wind energy project. Along with the revenue generated from our water management activities, which includes the Hunter Disposal acquisition and the Blue Water acquisition discussed below, letter of guarantee, credit support and proceeds from future sales of our 10% Series C Preferred Stock, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our water management projects so that we can begin to generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry.

There can be no assurance that we will be successful in generating sufficient cash flows to fund our planned development activities related to our water management business, or that the operations of our water management business will generate sufficient cash flows to fund our ongoing operations subsequent to its development. If we are unsuccessful in raising sufficient capital to fund the development of our water management business, or if our water management business fails to generate sufficient cash flows to fund our ongoing operating cash needs subsequent to its development, we will be required to seek alternative financing, sell a significant portion of our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

NOTE 3. ACQUISITIONS

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

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water.

The fair value of the net assets acquired, based on management’s assessment, approximated the $9.9 million in consideration paid.

The acquisition of Hunter Disposal was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition as determined as of September 30, 2012:

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

On September 30, 2012, we recorded a change in estimate of the asset retirement obligation on the Hunter Disposal wells as a result of an analysis of the capacity of the water disposal wells to accept fluid and the effect on useful lives and well plugging cost estimates. As a result of our analysis, we increased our estimate of asset retirement cost from $27,355 to $225,202 with a resulting increase in carrying value of the asset.

Blue Water

On April 27, 2012, we entered into an Option Agreement and a Pledge Agreement with Midwest Continent Holding, LLC (“Midwest”) to acquire 100% of Midwest’s membership interest in Blue Water Energy Solutions, LLC (“Blue Water”) on or before June 30, 2012 for $2.5 million. Blue Water owns three existing salt water disposal wells and related facilities located in Oklahoma, near the emerging Mississippian Lime Shale Play. Midwest previously owned 100% of the membership interest of Blue Water until April 30, 2012. The price we paid for the option was $750,000, consisting of a cash payment of $250,000 and $500,000 of our 10% Series C Preferred Stock. Midwest has pledged its membership interest in Blue Water as security for the Option Agreement. On June 29, 2012, we paid $515,000 in cash and issued 247,876 shares of our common stock valued at $513 thousand under the option agreement and extended our purchase option until July 31, 2012. On July 31, 2012, we exercised our option to acquire Blue Water for a final cash payment of $675 thousand. In addition, we spent approximately $458 thousand to improve the properties during the option period. The Option Agreement contained other covenants during the option period, including naming us as the sole Manager of Blue Water Energy Solutions, LLC during the option term.

The fair value of the net assets acquired, based on management’s assessment, approximated the $3.1 million in total consideration paid.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Blue Water was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition as determined as of September 30, 2012:

Fair value of consideration transferred:
Cash paid	$1,440,085
247,876 shares of common stock issued on June 29, 2012 at $2.07 per share	513,103
20,000 shares of 10% Series C Preferred Stock at stated value of $25 per share	500,000
Improvements made during option period	458,170

Total	$2,911,358

Amounts recognized for assets acquired and liabilities assumed:
Disposal wells and equipment	3,131,768
Asset retirement obligation	(220,410)

Total	$2,911,358

On May 18, 2012, we entered into a definitive joint venture agreement to develop seven salt water disposal wells in Gonzalez, Karnes, DeWitt, Frio and La Salle counties in South Texas. These new wells are and will be strategically located in the heart of the Eagle Ford Shale Play. On May 21, 2012, we closed on the rights to two of the wells and on June 8, 2012, we closed on the rights to two more of the wells. The total acquisition cost of the rights to the four wells was $2.1 million, consisting of $1.2 million in cash, 16,000 shares of our 10% Series C Preferred Stock, and 242,471 shares of our common stock. On June 30, 2012, we also agreed to pay $150,000 for drilling permits on the final three wells, which can be offset against our $1.5 million cost (on the same basis as the first four wells) to acquire rights to the remaining three joint venture wells should we decide to close on that part of the agreement. The $150,000 was refunded to us in September 2012 because of difficulty in securing the necessary permits from the Railroad Commission of Texas. The development of the final three wells has been suspended at this time. We have begun development of the initial four wells in the venture, the first of which became operational in September 2012.

The following unaudited and unreviewed summary, prepared on a pro forma basis, presents the results of operations for the three and nine months ended September 30, 2012 and 2011, as if the acquisition of Hunter Disposal, along with transactions necessary to finance the acquisition, had occurred on January 1, 2011. The pro forma information includes the effects of adjustments for interest expense, dividends and depreciation expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2012	2011
Total operating revenue	$4,615,710	$13,675,148	$8,206,943
Total operating costs and expenses	4,791,392	27,172,530	9,438,133

Operating income (loss)	(175,682)	(13,497,382)	(1,231,190)
Interest expense and other	(270,127)	(841,234)	(1,018,922)

Net loss	(445,809)	(14,338,616)	(2,250,112)
Dividends on preferred stock	(214,997)	(2,809,026)	(675,645)

Net loss attributable to common stock holders	$(660,806)	$(17,147,642)	$(2,925,757)

Net loss per share, basic & diluted	$(0.02)	$(0.59)	$(0.11)

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards also establish a framework for

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•	Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets

•

Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

•	Level 3—Significant inputs to the valuation model are unobservable

As of September 30, 2012, there were $5 million of assets related to our bio mass project that were measured at fair value on a non-recurring basis, which resulted in an impairment loss of $12,873,013. At December 31, 2011, there were no assets or liabilities measured at fair value on a non-recurring basis. The following table shows assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and the input categories associated with those assets and liabilities.

Fair value measurements on a recurring basis September 30, 2012
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$—

Total liabilities at fair value	$—	$—	$—

Fair value measurements on a recurring basis December 31, 2011
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$23,857

Total liabilities at fair value	$—	$—	$23,857

The Company primarily had current derivative liabilities resulting from the antidilutive features on its common stock warrants, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock. The estimated fair value of the convertible securities liability is revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations. At September 30, 2012, all warrants containing antidilutive features had expired and all preferred stock containing antidilutive features were exchanged for either our common stock or our Series C Preferred Stock.

NOTE 5. NOTES PAYABLE

Notes Payable at September 30, 2012 and December 31, 2011, consisted of the following:

	September 30, 2012	December 31, 2011
Notes Payable–Current:
Notes payable for insurance premiums due between October 1, 2012 and February 15, 2013, rates from 6.5% to 6.75%	$214,448	$77,072
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, net of discount of $0 and $19,923 at September 30, 2012 and December 31, 2011, respectively	230,000	5,281,884
Note payable to related party due December 31, 2012, 14%	—	889,269

Long Term Debt:

Note payable collateralized by building due November 30, 2017, 5.7%	1,414,080	1,447,888
Notes payable collateralized by equipment due from December 9, 2014 to August 17, 2017, from 4.25% to 15.0%	5,484,584	815,765
10% convertible promissory note to a related party due February 17, 2017, 10%	2,200,000	—

	9,543,112	8,511,878

Less: current portion	(2,240,955)	(6,435,759)

Total Long-Term Debt	$7,302,157	$2,076,119

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

On January 23, 2012, we entered into a note payable with a bank for the purchase of a water hauling truck in the amount of $179 thousand, bearing a fixed interest rate of 7.99% with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of January 24, 2015.

On February 17, 2012, we entered into a note payable with a bank in the amount of $2.2 million, bearing a fixed interest rate of 5.5%, to finance a portion of the consideration paid in our acquisition of Hunter Disposal. The note is collateralized by the equipment acquired. See Note 3–Acquisitions, for additional information.

On May 17, 2012, we entered into a note payable with a bank for the purchase of ten water hauling trucks and trailers in the amount of $1.7 million, bearing interest at a rate of one-month LIBOR plus 4.0% with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of August 17, 2017.

On August 28, 2012, we entered into a note payable with a bank for the purchase of four trucks in the amount of $650 thousand, bearing interest at a rate of one-month LIBOR plus 4%, with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of September 28, 2017.

On August 29, 2012, we entered into a note payable with a bank for the purchase of four trailers in the amount of $143 thousand, bearing interest at a rate of 15.0%, with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of October 1, 2014.

On August 29, 2012, we entered into a note payable with a bank for the purchase of four trucks in the amount of $332 thousand, bearing an interest rate of 9.92%, with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of October 1, 2016.

On May 15, July 13, July 17, and September 27, 2012, we entered into various premium finance agreements to finance certain insurance premiums. The combined amount financed under these agreements was $285 thousand. The agreements bear a weighted average interest rate of 6.73% and are due in monthly installments extending through July 2013.

Note Payable to Related Party

During the nine months ended September 30, 2012, the Company borrowed an additional $1.3 million under a promissory note due to the Company’s Chairman and Chief Executive Officer, and the company repaid $300 thousand of the borrowings on that note during the second quarter. The remaining balance of the note was repaid in full during the third quarter of 2012.

Convertible Promissory Note Payable

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principle payments of $137,500 per quarter. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. See Note 3–Acquisitions, for additional information.

9% Series B Senior Secured Redeemable Debentures

The Company had not paid interest on the Series B debentures for the period March 2011 through September 2012. Therefore, we were technically in default on our Series B Debentures at September 30, 2012. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of September 30, 2012. These debentures are secured by GreenHunter Energy’s interest in GreenHunter Mesquite Lake, LLC, and are otherwise non-recourse to GreenHunter Energy.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 21, 2011, we offered the holders of the 9% Series B Redeemable Debentures the opportunity to convert the principal and accrued but unpaid interest on the debentures to shares of our 10% Series C Preferred Stock. The offer was extended until August 31, 2012. During the nine months ended September 30, 2012, holders of $5,071,808 principal amount of our Series B Debentures elected to convert their principal and accrued interest. The principal balance of the debentures that remained outstanding at September 30, 2012, was $230 thousand.

Maturities

The following table presents the approximate annual maturities of all of our debt as of September 30, 2012:

Remaining in 2012	$678,580
2013	2,096,039
2014	2,191,379
2015	1,525,701
2016	1,369,254
Thereafter	1,682,159

$9,543,112

Note 6. STOCKHOLDERS’ EQUITY

On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock.

The following table reflects changes in shares of our outstanding common stock, preferred stock and warrants during the periods reflected in our financial statements from December 31, 2011 to September 30, 2012:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2011	15,780	26,177,989	13,985	15,200	3,549,047
Issued shares of Series C Preferred Stock in Hunter Disposal acquisition	88,000	—	—	—	—
Issued shares of Series C Preferred Stock in Blue Water acquisition	20,000	—	—	—	—
Issued shares of Series C Preferred Stock in joint venture agreement	16,000	—	—	—	—
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	226,505	—	—	—	—
Issued shares of Series C Preferred Stock in public offering	425,000	—	—	—	—
Issued shares of Series C Preferred Stock in exchange for Series A Preferred Stock	345,000	—	—	—	—
Received shares of Series A Preferred Stock in exchange for Series C Preferred Stock	(5,978)	—	—	—	—
Issued shares of common stock in exchange for Series B Preferred Stock	(9,802)	2,450,500	—	—	—
Issued shares of common stock in Hunter Disposal acquisition	—	1,846,722	—	—	—
Issued shares for Share based payments	—	80,100	(13,984)	—	—
Issued shares of common stock upon exercise of warrants	—	20,000	—	—	(20,000)
Issued shares of common stock upon acquisitions	—	490,347	—	—	—
Warrants expired during the period	—	—	—	—	(459,047)

September 30, 2012	1,120,505	31,065,658	1	15,200	3,070,000

Preferred Stock

We were not able to pay dividends in cash on our Series A Preferred Stock for the quarters ending December 31, 2008 through September 30, 2012. In accordance with the terms of this preferred stock, accrued dividends of $2.3 million were added to the stated value of the preferred stock through June 30, 2012. On August 27, 2012, we exchanged 345,000 shares of our Series C Preferred Stock with a fair value of $7,701,435, based on the closing trading price of $22.32 per share on August 27, 2012 and a liquidation preference of $8,625,000, based on stated liquidation price of $25.00 per share for all of the outstanding Series A Preferred Stock, plus accrued dividends through August 27, 2012. The stated value, including accrued dividends, of the 5,978 shares of Series A Preferred Stock received in exchange was $8,625,000. We recorded a deemed dividend of $(923,565) as a result of this transaction. Also on August 27, 2012, we exchanged 2,450,500 shares of our common stock for all of the outstanding Series B Preferred Stock. The stated value of the 9,802 shares of Series B Preferred Stock received in exchange was $9,802,000. The exchange rate used to calculate the number of common shares issued was $4.00 per share. The Series B Preferred Stock was convertible into shares of our common stock at $7.50 per share by its terms of the original issuance. As a result of the exchange, we recognized a deemed dividend payment of $2,573,025.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 17, 2012, we issued 22,000 shares of our 10% Series C Preferred Stock as partial consideration in our acquisition of Hunter Disposal. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. See Note 3–Acquisitions, for additional information. The Series C Cumulative Preferred Stock earns 10% dividends paid monthly and is not convertible into common shares of the company except for under certain circumstances in the event of a change of control.

On April 27, 2012, the Company issued 20,000 shares of our 10% Series C Preferred Stock as partial consideration in the closing of the Blue Water Acquisition.

On June 29, 2012, the Company issued 16,000 shares of our 10% Series C Preferred Stock as partial consideration in the closing of four permitted disposal well sites for the Eagle Ford Water Hunter Joint Venture.

On July 31, 2012, the Company closed a public offering of 425,000 shares of its non-convertible 10% Series C Preferred Stock (liquidation preference of $25.00 per share) at a public offering price of $21.00 per share. The net proceeds to the Company from the offering were approximately $7.9 million, net of underwriter discounts, commissions and estimated offering expenses.

During the nine months ended September 30, 2012, the Company issued 226,505 shares of our 10% Series C Preferred Stock upon conversion of $5.1 million in principal along with accrued interest of $592 thousand on our Series B Debentures.

Common Stock and Common Stock Warrants

We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied. All Series A cumulative preferred dividends were paid in the exchange of Series C Preferred Stock on August 27, 2012.

On February 17, 2012, the Company issued 1,846,722 shares of common stock with a fair market value of $3.3 million based on stock price of $1.79, as partial consideration in the acquisition of Hunter Disposal. See Note 3–Acquisitions, for additional information.

On June 27, 2012, the Company issued 247,876 shares of our common stock valued at $512 thousand (based on a closing price of $2.11 per share as of June 27, 2012) as partial consideration for entry into the joint venture agreement with Blue Water Energy Solutions, LLC.

On June 29, 2012, the Company issued 242,471 shares of our common stock valued at $506 thousand, (based on a closing price of $2.04 per share as of June 29, 2012) as partial consideration for the acquisition of four permitted disposal well sites for the Eagle Ford Water Hunter Joint Venture.

During the nine months ended September 30, 2012, the Company issued 93,038 shares of common stock for payment of Board fees to nonemployee members of Board of Directors as payment of their fees for 2011 and the first three quarters of 2012.

During the nine months ended September 30, 2012, the Company issued 20,000 shares of common stock upon exercise of 20,000 of our $1.50 warrants.

During the nine months ended September 30, 2012, 459,057 of our $1.50 common stock warrants have expired.

Treasury Stock

During the nine months ended September 30, 2012, the Company issued 13,984 shares of the Company’s common stock out of treasury, with a cost of $211 thousand, for payment of shares owed for fully vested share grants under our share based compensation plan.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Options

During the nine months ended September 30, 2012, the Company granted 2,025,750 common stock options to members of management and employees of the Company at an average exercise price of $1.65 with an average estimated fair value of $0.98 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning one year from the date of grant.

We recorded share-based compensation expense of $1.6 million related to stock options for which the requisite service period elapsed during the nine months ended September 30, 2012. These expenses are included in our selling, general and administrative expenses. No option exercises occurred during the nine months ended September 30, 2012.

As of September 30, 2012, there was $1.8 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.29 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the nine months ended September 30, 2012 are as follows:

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
(b)

The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses. This also approximates the Company’s five year historical volitility.

The following is a summary of stock option activity during the nine months ended September 30, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000’s)
Outstanding—Beginning of Period	8,826,500	$5.41	$—
Granted	2,025,750	$1.65	1,249
Exercised	—	—	—
Cancelled	(1,334)	1.96	—

Outstanding—End of Period	10,850,916	$4.71	$4,894

Exercisable—End of Period	7,363,497	$6.30	$1,690

*	The Aggregate Intrinsic Value was calculated using the September 28, 2012 closing stock price of $2.27.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options outstanding at September 30, 2012:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
$0.90	2,050,000	8.52	683,332
$0.97	100,000	6.68	100,000
$1.41	200,000	7.20	100,000
$1.65	1,975,750	9.38	5,000
$1.79	50,000	9.39	—
$1.96	1,723,666	6.91	1,723,666
$5.00	3,247,000	4.63	3,247,000
$7.50	33,333	5.01	33,333
$10.00	243,333	5.15	243,333
$10.12	2,500	6.03	2,500
$12.00	6,500	5.23	6,500
$13.66	3,000	5.75	3,000
$17.76	40,000	5.37	40,000
$18.00	16,667	5.45	16,667
$18.91	1,099,167	5.38	1,099,166
$19.75	13,333	5.55	13,333
$20.64	25,000	5.68	25,000
$22.75	21,667	5.61	21,667

	10,850,916		7,363,497

Share Awards

During April 2011, the compensation committee approved the grant of shares of the Company’s common stock valued at $1.0 million, which is equivalent to 1,111,111 shares of common stock based on the closing price per share of $0.90 on April 5, 2011, to the Company’s Chairman and Chief Executive Officer, pending shareholder approval. These shares are not included in shares outstanding, weighted average shares outstanding, and potentially dilutive securities, since the grant has not yet been approved by shareholders. On July 10, 2012, our Chairman and Chief Executive Officer converted $50 thousand of accrued and unpaid payroll into 27,322 shares of our common stock.

During the nine months ended September 30, 2012, we granted 47,582 shares of common stock to the nonemployee members of the Board of Directors in lieu of receiving cash for their fees. These common shares vested immediately and were valued at weighted average price of $2.24 per share based on the quoted market value of the stock on the date of the grant. We recognized $106 thousand of expense in our selling, general, and administrative expenses for the nine months ended September 30, 2012, related to these shares. These shares were not issued as of September 30, 2012, but are included in weighted average basic shares outstanding as of September 30, 2012. At September 30, 2012, there were 93,038 shares owed to the non-employee members of the Board of Directors that were not issued, but are included in weighted average basic shares outstanding as of September 30, 2012.

On February 13, 2012, we granted 3,500 restricted shares to employees. These common shares vested immediately and were valued at a weighted average of $1.65 per share, based on the quoted market value of the stock on the date of the grant. We recognized $6 thousand of expense in our selling, general, and administrative expenses for the nine months ended September 30, 2012, related to these shares. These shares were issued out of treasury.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of unvested share awards for the nine months ended September 30, 2012:

	September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested—Beginning of Year	25,000	$1.87
Granted	51,082	2.20
Cancelled	—	—
Exercised	—	—
Vested	(76,082)	2.09

Unvested—End of Period	—	$—

NOTE 8. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman and Chief Executive Officer, and Ronald D. Ormand, a Board Member and Chairman of our Audit Committee, are officers and significant shareholders. We also provided water disposal and transport services for Triad Hunter during the three and nine months ended September 30, 2012. Revenue from the affiliated companies totaled $663 thousand and $1.9 million for three and nine months ended September 30, 2012 and $230 thousand for three and nine months ended September 30, 2011. Accounts receivable related to that revenue totaled $318 thousand and $70 thousand as of September 30, 2012 and 2011, respectively. We also utilized drilling services provided by Alpha Hunter Drilling, a wholly owned subsidiary of Magnum Hunter Resources Corporation, during the nine months ended September 30, 2012 to drill two water disposal wells in South Texas. Total charges for services provided by Alpha Hunter were $889 thousand.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $25 thousand and $75 thousand for the three and nine months ended September 30, 2012 and $66 thousand and $107 thousand for the three and nine months ended September 30, 2011, respectively. We also paid management and operating fees to Triad Hunter for administrative and operations support for our Appalachian region of $28 thousand and $74 thousand for the three and nine months ended September 30, 2012. We also paid for air travel services from a company owned by Mr. Evans of $2 thousand and $31 thousand for the three and nine months ended September 30, 2012.

The Company had promissory notes outstanding to the Chairman and Chief Executive Officer. The balance under these promissory notes was $0 at September 30, 2012, and $889 thousand at December 31, 2011. The notes were convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert. As of August 9, 2012, the balance on these promissory notes had been repaid. We paid Mr. Evans $187 thousand in interest on these notes in 2012.

The Company has an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $52 thousand at September 30, 2012 for pilot expenses.

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

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SEGMENT DATA

We currently have three reportable segments: Water Management, Wind Energy, and Biomass. Each of our segments is a strategic business that offers different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. Our Biomass and Wind Energy segments are still in development stages with no significant operations.

The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2011. There are no intersegment revenues or expenses.

Segment data for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	For the Three Months Ended September 30, 2012
	Unallocated Corporate	Water Management	BioMass	Wind Energy	TOTAL
Total Revenues	$—	$4,870,783	$—	$—	$4,870,783
Total Operating Costs (recoveries)	—	—	—	—	—
Disposal facility expenses	29	2,463,419	—	—	2,463,448
Depreciation expense	39,146	596,277	—	—	635,423
Impairment of asset value	—	—	12,873,013	—	12,873,013
Selling, general and administrative	1,189,053	553,433	10,986	—	1,753,472

Operating income (loss)	(1,228,228)	1,257,654	(12,883,999)	—	(12,854,573)
Other income and (expense)	(253,709)	(65,894)	—	—	(319,603)

Loss from continuing operations	$(1,481,937)	$1,191,760	$(12,883,999)	$—	$(13,174,176)

Total Assets	$4,230,812	$27,528,124	$5,000,000	$—	$36,758,936

Capital Expenditures	$—	$5,184,681	$—	$—	$5,184,681

	For the Three Months Ended September 30, 2011
	Unallocated Corporate	Water Management	BioMass	Wind Energy	TOTAL
Total Revenues	$—	$229,800	$—	$—	$229,800
Total Operating Costs (recoveries)	—	203,500	—	3,113	206,613
Depreciation expense	47,762	—	—	—	47,762
Impairment of asset value	—	—	—	—	—
Selling, general and administrative	645,972	20,951	(5,555)	318	661,686

Operating income (loss)	(693,734)	5,349	5,555	(3,431)	(686,261)
Other income and (expense)	(180,080)	—	—	—	(180,080)

Income (loss) from continuing operations	$(873,814)	$5,349	$5,555	$(3,431)	$(866,341)

Total Assets	$3,983,504	$3,805	$18,980,209	$—	$22,967,518

Capital Expenditures	$—	$2,306	$—	$—	$2,306

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2012
	Unallocated Corporate	Water Management	BioMass	Wind Energy	TOTAL
Total Revenues	$5	$11,316,056	$—	$—	$11,316,061
Total Operating Costs (recoveries)	—	—	—	—	—
Disposal facility expenses	29	6,151,655	—	—	6,151,684
Depreciation expense	113,895	986,293	—	—	1,100,188
Impairment of asset value	—	—	12,873,013	—	12,873,013
Selling, general and administrative	3,937,346	937,436	47,427	—	4,922,209

Operating income (loss)	(4,051,265)	3,240,672	(12,920,440)	—	(13,731,033)
Other income and (expense)	(649,558)	(147,890)	—	—	(797,448)

Loss from continuing operations	$(4,700,823)	$3,092,782	$(12,920,440)	$—	$(14,528,481)

Total Assets	$4,230,812	$27,528,124	$5,000,000	$—	$36,758,936

Capital Expenditures	$—	$8,473,982	$—	$—	$8,473,982

	For the Nine Months Ended September 30, 2011
	Unallocated Corporate	Water Management	BioMass	Wind Energy	TOTAL
Total Revenues	$—	$229,800	$—	$—	$229,800
Total Operating Costs (recoveries)	—	203,500	—	3,316	206,816
Depreciation expense	142,242	—	—	—	142,242
Impairment of asset value	—	—	—	—	—
Selling, general and administrative	2,481,469	20,951	273,973	1,288	2,777,681

Operating income (loss)	(2,623,711)	5,349	(273,973)	(4,604)	(2,896,939)
Other income and (expense)	(747,423)	—	—	—	(747,423)

Income (loss) from continuing operations	$(3,371,134)	$5,349	$(273,973)	$(4,604)	$(3,644,362)

Total Assets	$3,983,504	$3,805	$18,980,209	$—	$22,967,518

Capital Expenditures	$—	$2,306	$4,547	$—	$6,853

NOTE 10. COMMITMENTS AND CONTINGENCIES

On March 29, 2012, GreenHunter Water entered into a five year commercial lease agreement for an existing truck and barge transloading and water storage facility located in Washington County, Ohio. The facility is located on approximately 10 acres of land and contains 70,000 barrels (BBL) of functional bulk liquids storage tank capacity, a barge transloading station, a covered loading station with multiple truck servicing bays and office space. The lease commitment is for five years with monthly payments of $8 thousand for the first year, $10 thousand for the second year and $12 thousand for years three through five of the lease. Additionally, we are required to pay an additional fee of $0.04 per barrel for all wastewater delivered to and stored on the leased premises.

ABB, Inc. vs. GreenHunter Energy, Inc. In the Superior Court of California, County of Imperial, Case No. ECU07002.

ABB, Inc. was a subcontractor to Crown Engineering for certain construction work performed at our Mesquite Lake plant in Imperial County, California several years ago. GreenHunter Energy, Inc. only had a construction contract directly with Crown Engineering and not with any of its subcontractors. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. Plaintiff is attempting to enforce payment of its claim, approximately $362,938 by asserting it is a third party beneficiary under the Company’s settlement agreement with Crown Engineering.

GREENHUNTER ENERGY, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GreenHunter has challenged the complaint by way of a demurrer, challenging the Plaintiff’s right to claim it is an intended beneficiary of the settlement agreement. We believe the plaintiff’s claims are wholly without merit and accordingly have not recorded a liability for this matter.

Heckmann Water Resources, Plaintiff v. Hunter Disposal LLC and GreenHunter Energy, Inc., Defendants, In the Court of Common Pleas, Washington County, Ohio, Case No. 120T233.

Heckmann Water Resources, the Plaintiff, alleged a breach of contract against Hunter Disposal, LLC, for failure to pay for certain transportation services on behalf of Hunter Disposal. The Plaintiff alleges the Company made representations to Plaintiff that the Company would make any payments on Hunter Disposal’s behalf. The complaint alleges that Hunter Disposal and the Company currently owe the Plaintiff approximately $1.5 million for services rendered and not paid for, and is seeking damages for all amounts owed to the Plaintiff. The Company hired legal counsel and filed an answer to this lawsuit, including countersuing the Plaintiff for tortuous interference with an existing contract and defamation. As of November 14, 2012, Hunter Disposal has paid all the amounts owed to Plaintiff under the lawsuit.

NOTE 11. SUBSEQUENT EVENTS

On October 11, 2012, we received a cash payment of $2.9 million as consideration for the sale of our Ocotillo wind project. This payment will be reflected as income from discontinued operations in the fourth quarter of 2012

On November 2, 2012, we closed on the acquisition of two water disposal wells, land, buildings, transportation and other equipment located in Washington County, Ohio and Ritchie County, West Virginia for consideration of $2.3 million before purchase price adjustments. The purchase price consisted of $300 thousand in cash and $2.0 million of our Series C Preferred Stock. The acquisition will be treated as the acquisition of a business. No pro forma data is currently available.

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

Overview

Prior to April 13, 2007, we were a startup company in the development stage and we reentered the development stage effective July 1, 2010. Our previous business plan was to acquire and operate a portfolio of assets in the renewable energy sectors of, biomass, solar, wind, and geothermal. We refocused our efforts and currently have ongoing business initiatives in water management through GreenHunter Water, LLC and our recently acquired Hunter Disposal LLC, and biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”). The Company has earned significant revenue from planned principal operations since the first quarter of 2012. Accordingly, effective January 1, 2012, the Company’s activities are no longer required to be accounted for as those of a “Development Stage Enterprise” as set forth by FASB ASC 915. It is our goal to become a leading provider of water management solutions and clean energy products as it relates to the oil and gas industry.

As part of this new strategic initiative, we have recently closed and entered into definitive agreements to acquire or lease acreage in the Marcellus, Utica, Mississippian Lime, Eagle Ford, and Bakken Shale areas located in Appalachia, Oklahoma, South Texas, Eastern Montana and North Dakota, respectively. We presently own and operate commercial water service facilities in Appalachia, Oklahoma, and Texas. We have the intention of developing additional commercial water service facilities for these shale plays. In addition, we have deployed a modular above-ground temporary water storage system in the Marcellus Shale and have installed and operated an onsite semi-portable water treatment facility the Appalachian region. In response to requests from current and prospective customers, we have designed and engineered and are currently fabricating a proprietary next-generation large format modular above-ground water storage system. We have also deployed a proprietary tracking system that provides cradle-to-grave manifest tracking of oilfield water waste streams and we are evaluating a license for new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse.

We believe that our ability to successfully compete in the clean water industry depends on many factors, including the location and low cost construction of our planned facilities, execution of our acquisition strategy, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate debt and equity capital, proper and meaningful governmental support including tax incentives and credit enhancements, and recruitment and retention of experienced management and qualified field personnel.

Current Plan of Operations and Ability to Operate as a Going Concern

As of September 30, 2012, we had a working capital deficit of $9.6 million, which includes $3.3 million related to earlier construction activities at our Mesquite Lake Biomass Plant and $230 thousand in Series B Redeemable Debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the Mesquite Lake Plant.

We have continued to experience losses from ongoing operations. These factors raised doubt about our ability to continue as a going concern. We have begun to generate revenue from our water management activities. We have received a number of capital advances in 2011 and 2012 from our Chairman and Chief Executive Officer in exchange for promissory notes, all of which have been repaid through September 30, 2013. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations, all of which is available as of September 30, 2012. The letter of guarantee has been extended through December 31, 2013. On July 31, 2012, we closed on a public offering of 425,000 shares of our non-convertible 10% Series C Cumulative Preferred Stock (“10% Series C Preferred Stock”) (liquidation preference of $25.00 per share) at a public offering price of $21.00 per share.

Net proceeds to the Company were approximately $7.9 million, after fees and expenses. In addition, during the nine months ended September 30, 2012, holders of $5.1 million of our Series B Debentures elected to convert their principal and accrued interest into shares of our 10% Series C Preferred Stock. On October 11, 2012, we received cash of $2.9 million from the sale of our Ocotillo Wind Project.

Along with the revenue generated from our water management activities, which includes the Hunter Disposal acquisition and the Blue Water acquisition discussed below, letter of guarantee, credit support and proceeds from the sale of our 10% Series C Preferred Stock, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternative sources, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry.

There can be no assurance that we will be successful in generating sufficient cash flows to fund our planned development activities related to our water management business, or that the operations of our water management business will generate sufficient cash flows to fund our ongoing operations subsequent to its development. If we are unsuccessful in raising sufficient capital to fund the development of our water management business, or if our water management business fails to generate sufficient cash flows to fund our ongoing operating needs subsequent to its development, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

Water Management

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

On April 27, 2012, we entered into an Option Agreement and a Pledge Agreement with Midwest Continent Holding, LLC (“Midwest”) to acquire 100% of Midwest’s membership interest in Blue Water Energy Solutions, LLC (“Blue Water”) on or before June 30, 2012 for approximately $2.5 million. Blue Water owns three existing salt water disposal wells and related facilities located in Oklahoma near the emerging Mississippian Lime Shale Play. Midwest previously owned 100% of the membership interest of Blue Water until April 30, 2012. The price we paid for the option was $750,000, consisting of a cash payment of $250,000 and $500,000 of our 10% Series C Preferred Stock. Midwest had pledged its membership interest in Blue Water as security for the Option Agreement. On June 29, 2012, we paid $515,000 in cash and issued 242,876 of our common stock valued at $513 thousand under the option agreement to extend our purchase option until July 31, 2012. On July 31, 2012, we exercised our option to acquire Blue Water. We funded the option exercise with a portion of the proceeds from the sale of our 10% Series C Preferred Stock. Two of the water disposal wells are currently operational. The third well will require extensive rehabilitation expenditures, the commercial viability of which is being studied.

On May 21, 2012, we entered into a definitive joint venture agreement to develop seven salt water disposal wells in Gonzalez, Karnes, DeWitt, Frio and La Salle counties in South Texas. These new wells are and will be strategically located in the heart of the Eagle Ford Shale Play. On May 21, 2012, we closed on the rights to two of the wells and on June 8, 2012, we closed on the rights to two more of the wells. The total acquisition cost of the rights to the four wells was $2.1 million, consisting of $1.2 million in cash, 16,000 shares of our 10% Series C Preferred Stock valued at $400 thousand, and 242,471 shares of our common stock valued at $506 thousand. On June 30, 2012, we also agreed to pay $150,000 for drilling permits on the final three wells, which can be offset against our $1.5 million cost (on the same basis as the first four wells) to acquire rights to the remaining three joint venture wells should we decide to close on that part of the agreement. The $150,000 was refunded to us in September 2012 because of difficulty in securing the necessary permits from the Railroad Commission of Texas. The development of the final three wells has been suspended at this time. We have begun development of the initial four wells in the venture, the first of which became operational in September 2012.

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

Phase I of the facility consists of the construction, refurbishment, installation and equipping of the facility to generate (on a net basis) a total of 15.6 MW of electric power. Phase II of the facility consists of the construction, refurbishment, installation and equipping of the facility to generate (on an aggregate net basis) a total of 23.4 MW of electric power. GreenHunter Mesquite Lake estimates total cost of remaining construction and refurbishment to be approximately $52 million. California has an abundance of wood waste to be disposed of on an annual basis. Wood waste haulers typically dispose of wood waste in landfills, or the waste is taken to other sources such as a biomass plant.

Mesquite Lake is located in a region that the U.S. Bureau of Labor Statistics registers as having the highest unemployment rate in the United States of 27.3 percent, and the Imperial Valley Economic Development Corporation estimates that approximately 642 jobs will be directly or indirectly created as a result of the project development.

We recorded an expense for impairment of asset value on our Mesquite Lake Biomass Project of $12.9 million for the three months ended September 30, 2012. Management determined that there was insufficient time and financial resources available to comply with the terms of the existing power purchase agreement, which requires that power from the project must be delivered by March 31, 2013. Without the existing power purchase agreement, management believes that the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The company is in the process of securing a letter of intent to sell the asset to a third party who would secure its own power purchase agreement and develop the project. While the ultimate sales price of the asset has not yet been finally negotiated, the company believes the value of the asset without a viable power purchase agreement is approximately $5 million. Management believes that the company could realize at least $2.5 million if the existing structure were sold for scrap and the equipment and land were separately placed for sale. Management also believes that a project developer would pay a price higher than the scrap value of the project. The total carrying value of the project net assets prior to recording an impairment to its value at September 30, 2012, was $17.9 million. The company has recorded an impairment to asset value of $12.9 million for the difference between carrying value of $17.9 million and estimated fair value in a sale of $5 million.

Wind Energy

Until April 2007, our primary business was the investment in and development of wind energy farms. We owned rights to a potential wind energy farm located in southern California. The significant decrease in natural gas prices over the past several years has caused a similar decline in wholesale electric prices which has caused our ability to develop new wind projects to be commercially uneconomical.

Other than the receipt of $2.9 million from the sale of our interests in the Ocotillo wind project, which occurred in October 2012, we do not intend to continue operations in wind energy.

We had no significant revenues or operating expenses related to wind energy during the nine months ended September 30, 2012 and 2011.

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

We had no revenues or operating expenses related to solar energy during the nine months ended September 30, 2012 and 2011.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011:

Total Revenues

Our total revenue for the 2012 three month period ended September 30, 2012 was approximately $4.9 million versus $230 thousand during the similar 2011 period. The increase is due to revenue generated from our water management operations, which began in late 2011 and increased significantly upon the acquisition of Hunter Disposal on February 17, 2012. Revenues included $2.4 million in water disposal revenue, $2.1 million in transportation revenue, and $386 thousand in water storage and other revenue. We generated storage rental income through GreenHunter Water in South Texas and Appalachia of approximately $230 thousand in the 2011 period. We expect our revenues, at a minimum, to continue at this level and grow as we complete new disposal locations and deploy more transportation equipment which will further expand our revenue base. We began generating revenues from our New Matamoras barge and storage facility, Ritchie Disposal Facility and our two Oklahoma disposal wells in the third quarter of 2012. Our Helena well in South Texas became operational at the end of September 2012, and one of our joint venture disposal wells in South Texas, the Kennedy, should be operational by the end of November 2012. In addition, we will begin to recognize revenue on our two Appalachian wells acquired in November 2012, in the fourth quarter of 2012.

Operating Costs

Our operating costs were approximately $2.5 million for the three months ended September 30, 2012 and $207 thousand for the three months ended September 30, 2011. The increase is due to operating costs incurred in our water management operations during the period for Hunter Disposal and GreenHunter Water. We expect our costs, including transportation costs, to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services.

Depreciation Expense

Our depreciation expense for the three months ended September 30, 2012 was approximately $635 thousand. For the same period in 2011, our depreciation expense was approximately $47 thousand. The increase is due to Hunter Disposal and GreenHunter Water asset additions in 2012. Our depreciation expense will continue to increase as we add disposal facilities and transportation equipment.

Impairment of Asset Value

We recorded an expense for impairment of asset value on our Mesquite Lake Biomass Project of $12.9 million for the three months ended September 30, 2012. Management determined that there was insufficient time and financial resources available to comply with the terms of the existing power purchase agreement, which requires that power from the project must be delivered by March 31, 2013. Without the existing power purchase agreement, management believes that the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The Company is in the process of securing a letter of intent to sell the asset to a third party who would secure its own power purchase agreement and develop the project. While the ultimate sales price of the asset has not yet been finally negotiated, the Company believes the value of the asset without a viable power purchase agreement, is approximately $5 million. Management believes that the Company could realize at least $2.5 million if the existing structure were sold for scrap and the equipment and land were separately placed for sale. Management also believes that a project developer would pay a price higher than the scrap value of the project. The total carrying value of the project net assets prior to recording an impairment to its value at September 30, 2012, was $17.9 million. The Company has recorded an impairment to asset value of $12.9 million for the difference between carrying value of $17.9 million and estimated fair value in a sale of $5 million.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were approximately $1.7 million and $662 thousand during the three months ended September 30, 2012 and 2011, respectively. The increase is due to higher share based compensation expense during the 2012 period of $529 thousand versus stock compensation expense of $183 thousand in the 2011 period, and other increases due to the expansion of our business activity. We expect SG&A expense to increase in future periods as we continue to expand our water management business.

Operating Loss

Our operating loss was approximately $12.9 million in the 2012 period versus a loss of approximately $686 thousand in the 2011 period. The increase in the operating loss is due to the impairment of asset value offset by operating income generated by our water management operations.

Other Income and Expense

Interest expense was approximately $343 thousand in the 2012 period compared to $193 thousand for the 2011 period. The increase in interest expense was due to the increases in notes payable for the acquisition of Hunter Disposal and on equipment purchases for GreenHunter Water. In the three months ended September 30, 2011, we had an unrealized gain on convertible securities of approximately $24 thousand versus $13 thousand in the same period in 2012. We expect our interest expense will continue to increase as we add debt to fund our future expansion. The gain or loss on convertible securities will not continue in the future as the securities causing this item have been converted or expired.

Preferred Stock Dividends

Dividends on our preferred stock were approximately $2.3 million in the 2012 period versus approximately $160 thousand in the 2011 period. Preferred stock dividends increased in the 2012 period primarily due to our recording of deemed dividends on the conversion of our Series A Preferred Stock into shares of Series C Preferred Stock and our Series B Preferred Stock into shares of our common stock. The calculated value of the Series A conversion deemed dividend was $(924) thousand and of the Series B conversion deemed dividend was $2.6 million. Preferred stock dividends were also higher in the 2012 period due to the issuance of our Series C Preferred Stock throughout 2012. We expect preferred stock dividends will continue to increase in future periods as we continue to issue our Series C Preferred Stock for cash and to fund acquisitions.

Net Loss and Net Loss Per Share

Our net loss was $13.2 million in the 2012 period versus a loss of $866 thousand in the 2011 period. The increase in the net loss in 2012 is due to impairment expense of $12.9 million. The net loss to common shareholders was $15.5 million in the 2012 period versus $1.0 million in the 2011 period due to the effect of the impairment expense and the deemed dividends in 2012. Net loss per share was $0.52 in 2012 versus $0.04 in 2011.

Our weighted average shares outstanding were 29.6 million in the 2012 period versus 25.9 million in the 2011 period, due to common shares issued for the Hunter Disposal, Blue Water and South Texas Joint Venture acquisitions and the exchange of our Series B Preferred Stock for Common Stock.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011:

Total Revenues

Our total revenue for the nine months ended September 30, 2012 was approximately $11.3 million versus $230 thousand during the similar 2011 period. The increase is due to revenue generated from our water management operations which began in late 2011 and has increased significantly upon the acquisition of Hunter Disposal on February 17, 2012. For the 2012 period, approximately $4.7 million was recorded in water disposal revenue, approximately $5.4 million was recorded in transportation revenue, and approximately $1.2 million was recorded in water storage and other revenue. We generated storage rental income of approximately $230 thousand in the 2011 period. We expect our revenues, at a minimum, to remain consistent and grow in future periods as we complete new disposal locations which will further expand our revenue potential. We began generating revenues from our New Matamoras barge and storage facility, Ritchie Disposal Facility and our two Oklahoma disposal wells in the third quarter of 2012.

Our Helena well in South Texas became operational at the end of September 2012, and one of our joint venture disposal wells in South Texas, the Kennedy, should be operational by the end of November 2012. In addition, we will begin to recognize revenue on our two Appalachian wells acquired in November 2012, in the fourth quarter of 2012.

Operating Costs

Our operating costs were approximately $6.2 million for the nine months ended September 30, 2012 and $207 thousand for the nine months ended September 30, 2011. The increase is due to operating costs incurred from our water management operations during the period for Hunter Disposal and GreenHunter Water. We expect our costs, including transportation costs to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services.

Depreciation Expense

Depreciation expense was approximately $1.1 million and approximately $142 thousand during the nine months ended September 30, 2012 and 2011, respectively. The increase is due to Hunter Disposal and GreenHunter Water. Our depreciation expense will continue to increase as we add disposal facilities and transportation equipment.

Impairment of Asset Value

We recorded an expense for impairment of asset value on our Mesquite Lake Biomass Project of $12.9 million for the three months ended September 30, 2012. Management determined that there was insufficient time and financial resources available to comply with the terms of the existing power purchase agreement, which requires that power from the project must be delivered by March 31, 2013. Without the existing power purchase agreement, management believes that the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The Company is in the process of securing a letter of intent to sell the asset to a third party who would secure its own power purchase agreement and develop the project. While the ultimate sales price of the asset has not yet been finally negotiated, the Company believes the value of the asset without a viable power purchase agreement is approximately $5 million. Management believes that the Company could realize at least $2.5 million if the existing structure were sold for scrap and the equipment and land were separately placed for sale. Management also believes that a project developer would pay a price higher than the scrap value of the project. The total carrying value of the project net assets prior to recording an impairment to its value at September 30, 2012, was $17.9 million. The Company has recorded an impairment to asset value of $12.9 million for the difference between carrying value of $17.9 million and estimated fair value in a sale of $5 million.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were approximately $4.9 million and $2.8 million during the nine months ended September 30, 2012 and 2011, respectively, which included $1.8 million and $345 thousand, respectively, in non-cash stock compensation expense. Other increases are due to expansion of our business activities. We expect SG&A expense to increase in future periods as we continue to expand our water management business.

Operating Loss

Our operating loss was approximately $13.7 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in operating loss is due to the impairment in asset value offset by operating income generated by our water management operations.

Other Income and Expense

Interest expense was approximately $821 thousand in the 2012 period compared to approximately $566 thousand for the 2011 period. During the nine months ended September 30, 2011, the Company recorded a gain on convertible securities of approximately $24 thousand versus a loss of $186 thousand during the nine months ended September 30, 2012. We expect our interest expense will continue to increase as we add debt to fund our future expansion. The gain or loss on convertible securities will not continue in the future as the securities causing this item have been converted or expired.

Preferred Stock Dividends

Dividends on our preferred stock were $2.8 million in the 2012 period versus $511 thousand in the 2011 period. The increase is due to the issuance of 10% Series C Preferred Stock in the period and the deemed dividends on the Series A Preferred and Series B Preferred Stock conversions of $(924) thousand and $2.6 million, respectively.

Net Loss and Net Loss Per Share

Our net loss was $14.5 million in the 2012 period versus a loss of $3.6 million in the 2011 period. The increase in the net loss in 2012 is due to the impairment expense of $12.9 million. The net loss to common shareholders was $17.3 million in the 2012 period versus $4.2 million in the 2011 period due to the effect of the impairment expense and the deemed dividends in 2012. Net loss per share was $0.61 in 2012 versus $0.17 in 2011.

Our weighted average shares outstanding were 28.2 million in the 2012 period versus 24.2 million in the 2011 period, due to common shares issued for the Hunter Disposal, Blue Water and South Texas Joint Venture acquisitions and the exchange of our Series B Preferred Stock for Common Stock.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of September 30, 2012, we had cash and cash equivalents of approximately $1.5 million and a working capital deficit of approximately $9.6 million as compared to cash and cash equivalents of $15 thousand and working capital deficit of $12.6 million as of September 30, 2011. Our working capital deficit as of September 30, 2012 included $3.3 million related to earlier construction activities at our Mesquite Lake Biomass Plant and $230 thousand in redeemable debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the Mesquite Lake Plant.

Operating Activities

During the nine months ended September 30, 2012, operating activities provided $2.3 million in cash, while for the nine months ended September 30, 2011 operating activities used $1.7 million in cash. Since we acquired Hunter Disposal on February 17, 2012, our cash flows from operating activities have significantly increased. We expect cash flows from operating activities for the next twelve months will be sufficient to meet our operating needs.

Investing Activities

During the nine months ended September 30, 2012, we used approximately $12.0 million in cash in investing activities, principally for the acquisition of Hunter Disposal of approximately $909 thousand, Blue Water of approximately $1.4 million, and the Eagle Ford Hunter Water Joint Venture of $1.2 million. We also used cash for capital expenditures of approximately $8.5 million which includes approximately $3.8 million for transportation equipment and approximately $4.2 million on water disposal and storage projects. In the 2011 period, our capital expenditures were approximately $9 thousand.

Financing Activities

During the nine months ended September 30, 2012, our financing activities provided $11.1 million compared to $1.6 million for the nine months ended September 30, 2011. The cash provided during the 2012 period resulted from proceeds of $7.9 million, net of costs, for the sale of our Series C Preferred Stock, proceeds of $30 thousand from the exercise of warrants and proceeds from borrowing on notes payable of approximately $6.5 million. We made payments of notes payable of $2.7 million, paid approximately $608 thousand of dividends on our 10% Series C Preferred Stock, and paid $8 thousand in deferred financing costs during the nine months ended September 30, 2012. In the 2011 period, the cash provided by financing activities was due to proceeds from the issuance of common stock and warrants under our private placement offering of approximately $1.0 million and proceeds of notes payable of $702 thousand net of repayment of notes payable of $157 thousand.

It will be necessary for us to obtain additional financing to fund our anticipated investing activities. This funding may come from a variety of sources, including debt, issuance of our 10% Series C Preferred Stock, and issuance of common stock. On July 31, 2012, we closed a public offering of 425,000 shares of our 10% Series C Preferred Stock which provided proceeds of approximately $7.9 million, net of expenses. This infusion of cash into our working capital will allow us greater flexibility in exercising our business plan for the next twelve months.

Investing Activities and Future Requirements

Capital Expenditures

During the first nine months of 2012, we had capital expenditures of approximately $8.5 million, including $3.8 million for transportation equipment and $4.2 million for water management facilities. See the discussion below for our future requirements related to investing activities.

Our current capital expenditure plan for the next twelve months is dependent upon our ability to raise additional equity capital and, to a lesser extent, additional debt. We plan to raise significant new equity funds from the sale of our 10% Series C Preferred Stock through a registered offering. We may also sell our common stock through a registered offering.

Our capital expenditure budget for the next twelve months is approximately $25 million, including expenditures for new disposal facilities, transportation equipment and portable storage devices (MAG Tank). The capital expenditures budget is exclusive of any additional acquisitions we may undertake, which would be funded specifically at the time of occurrence, most likely with equity or debt.

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

GreenHunter Water, LLC, or GreenHunter Water, our wholly owned subsidiary, is focused on water resource management specifically as it pertains to the unconventional oil and natural gas shale resource plays with current business operations in the Appalachian, Oklahoma and South Texas basins. GreenHunter Water is committed to providing a full range of solutions to address producers’ current needs and is built upon an identified need in the oilfield, to deliver a Total Water Management Solution™ to our customer base through long term agreements. Our Total Water Management Solutions™ are custom developed to meet producers’ water resource planning needs. These solutions include owning and operating Class II saltwater disposal facilities, fluids handling and hauling and logistics services, frac tank and next-generation modular above-ground tank rentals, mobile water treatment technologies and remote asset tracking to provide as value added services to our customers.

Disposal Wells

In April 2012, we received approval from the Railroad Commission of Texas to inject non-hazardous oil and gas waste into an Underground Injection Control (UIC) permitted SWD well to be located near Helena in Karnes County, Texas. The disposal well was completed during the third quarter of 2012 and commercial operations began prior to the end of September 2012. The Class II Helena SWD well is permitted to accept up to 10,000 BBL/D of oilfield production brine and frac flowback fluid and injects into the Middle Wilcox disposal formation at an interval depth from 6,840 to 7,650 feet. The well is located on a six acre parcel that is held under a 10 year extendable property lease. The cost to develop the facility was approximately $2.0 million.

On May 18, 2012, we entered into a definitive joint venture agreement to develop seven salt water disposal wells in Gonzalez, Karnes, DeWitt, Frio and La Salle counties in South Texas. These new wells will be strategically located in the heart of the Eagle Ford Shale Play. On May 21, 2012, we closed on the rights to two of the wells and on June 8, 2012, we closed on the rights to two more of the wells. The total acquisition cost of the rights to the four wells was $2.1 million, consisting of $1.2 million in cash, 16,000 shares of our 10% Series C Preferred Stock, and 242,471 shares of our common stock. On June 30, 2012, we also incurred $150,000 for drilling permits on the final three wells at June 30, 2012, which was refunded to us in the fourth quarter when it was determined not to move forward on the final three wells because of permitting issues.

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

GreenHunter Water has identified water hauling capacity as a constrained resource in some of our target areas of operation and we are actively pursuing contracts for traditional hauling and advanced logistics services as part of our Total Water Management Solutions™ portfolio offering.

In April 2012, we entered into a five year lease for an existing truck and barge transloading and water storage facility located in Washington County, Ohio. The existing facility and infrastructure is ideally positioned on the Ohio River in the heart of the Marcellus and evolving Utica Shale resource plays and will serve as a strategic operating base for GreenHunter’s Appalachia water management businesses. Originally constructed in 1966 by Mobil Oil, the approximate 10 acre facility contains 70,000 barrels (BBL) of functional bulk liquids storage tank capacity, a barge transloading station, a covered loading station with multiple truck servicing bays and office space. The two 20,000 BBL tanks and one 30,000 BBL tank were originally used for gasoline storage until they were decommissioned in 1990 and will now serve as temporary fluids storage of fresh water and production water. The barge terminal assets located on the Ohio River have enabled GreenHunter Water to significantly increase the Company’s current logistics. Bulk water storage and transloading operations commenced at this facility in July of 2012 and are running near maximum capacity.

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

We have contracted with an engineering firm to finalize the design of and modifications to our proprietary modular above ground MAG Tank™ product line and we are in the process of fabricating our first two full-sized tanks with two different fabrication facilities. Based on feedback from our customer base, we understand that the typical cylindrical form factor and pre-defined tank sizes are not adequate, so we have worked with multiple consultants and engineering groups to design a flexible footprint for the MAG Tank™ allowing a larger variety of storage capacities and tank lay outs. We anticipate installing our first MAG Tank in December 2012.

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

According to the Ohio Department of Natural Resources, new proposed standards for transporting, monitoring and disposing of oilfield brine by-products in Ohio, will include:

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

Customers and Contracts

The amount of water that can be disposed of at any one facility is dependent upon both regulatory permits, as well as the ability of the underground geologic formation to accept or absorb the waste water. As a result, the amount of waste water that GreenHunter will be able to dispose of at any one time will be finite. We expect as a result, that we will enter into long-term disposal contracts with producers whereby we will assure them a certain amount of disposal capacity for their utilization. Our goal, when feasible, would be to enter into take-or-pay contracts whereby we provide a certain amount of disposal capacity that is paid for by the producer, whether they actually utilize that capacity or not. As a result, we believe that we could enter into long-term contracts that will generate a certain level of assured revenue in addition to sales of our products and services in the spot market.

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

Related Party Transactions

During the nine months ended September 30, 2012, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman and Chief Executive Officer, and Ronald D. Ormand, a Board Member and Chairman of our Audit Committee, are officers and significant shareholders. We also provided water disposal and transport services for Triad Hunter during the three and nine months ended September 30, 2012. Revenue from the affiliated companies totaled $663 thousand and $1.9 million for three and nine months ended September 30, 2012 and $230 thousand for three and nine months ended September 30, 2011. Accounts receivable related to that revenue totaled $318 thousand and $70 thousand as of September 30, 2012 and 2011, respectively. We also utilized drilling services provided by Alpha Hunter Drilling, a wholly owned subsidiary of Magnum Hunter Resources Corporation, during the nine months ended September 30, 2012. Total charges for services were $889 thousand for costs on two South Texas wells.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $25 thousand and $75 thousand for the three and nine months ended September 30, 2012 and $66 thousand and $107 thousand for the three and nine months ended September 30, 2011, respectively. We also paid management and operating fees to Triad Hunter for administrative and operations support for our Appalachian region of $28 thousand and $74 thousand for the three and nine months ended September 30, 2012. We also paid for air travel services from a company owned by Mr. Evans of $2 thousand and $31 thousand for the three and nine months ended September 30, 2012.

The Company had promissory notes outstanding to the Chairman and Chief Executive Officer. The balance under these promissory notes was $0 at September 30, 2012, and $889 thousand at December 31, 2011. The notes were convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert. As of August 9, 2012, the balance on these promissory notes had been repaid. We paid Mr. Evans $187 thousand in interest on these notes in 2012.

The Company has an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $52 thousand at September 30, 2012 for pilot expenses.

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

Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through September 30, 2012.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002.

ABB, Inc. was a subcontractor to Crown Engineering for certain construction work performed at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. only had a construction contract directly with Crown Engineering and not with any of its subcontractors. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. Plaintiff is attempting to enforce payment of its claim, approximately $362,938 by asserting it is a third party beneficiary under the Company’s settlement agreement with Crown Engineering.

GreenHunter has challenged the complaint by way of a demurrer, challenging the Plaintiff’s right to claim it is an intended beneficiary of the settlement agreement. We believe the plaintiff’s claims are wholly without merit and accordingly have not recorded a liability for this matter.

Heckmann Water Resources, Plaintiff v. Hunter Disposal LLC and GreenHunter Energy, Inc., Defendants, In the Court of Common Pleas, Washington County, Ohio, Case No. 120T233.

Heckmann Water Resources, the Plaintiff, alleged a breach of contract against Hunter Disposal, LLC, for failure to pay for certain transportation services on behalf of Hunter Disposal. The Plaintiff alleges the Company made representations to Plaintiff that the Company would make any payments on Hunter Disposal’s behalf. The complaint alleges the Hunter Disposal and the Company currently owe the Plaintiff approximately $1.5 million for services rendered and not paid for, and is seeking damages for all amounts owed to the Plaintiff. The Company hired legal counsel and filed an answer to this lawsuit, including countersuing the Plaintiff for tortuous interference with an existing contract and defamation. As of November 14, 2012, Hunter Disposal has paid all the amounts owed to Plaintiff under the lawsuit.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.1	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.2	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.3	Amended and Restated Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated April 25, 2012)

10.1

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

10.3	Form of subordinated promissory note of GreenHunter BioFuels, Inc. (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.4	Equity Purchase Agreement between Triad Hunter LLC and GreenHunter Energy, Inc. dated February 17, 2012 (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.5	Registration Rights Agreement dated February 17, 2012 between GreenHunter Energy, Inc. and Triad Hunter, LLC (Incorporated by reference to the Company’s Form 10-K, dated March 30, 2012)

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Energy, Inc.

Date: November 19, 2012	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Chief Executive Officer

Date: November 19, 2012	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
President and Chief Operating Officer

Date: November 19, 2012	By:	/s/ David S. Krueger
David S. Krueger
Vice President and Chief Financial Officer