Form 10-K
period 2012-12-31
GreenHunter Energy, Inc.
filed 2013-04-05
CIK 1410056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to                 .

Commission File No. 001-33893

GREENHUNTER ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4864036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1048 Texan Trail, Grapevine, Texas 76051

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (972) 410-1044

Title of each class	Name of each exchange on which registered
Common Stock ($.001 par value)	NYSE MKT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of voting stock held by non-affiliates was $26,729,850 as computed by reference to the closing price on that date.

The number of shares outstanding of the registrant’s common stock at March 29, 2013 was 33,444,445.

i

PART I

Item 1. Business

Our Business

GreenHunter was incorporated in the State of Delaware on June 7, 2005 and was originally intended to be the first publicly traded renewable energy company based in the United States that provided investors a portfolio of diversified assets in the alternative energy sector. Our original business plan was to acquire businesses, develop projects and operate assets in the renewable energy sectors of biomass, biodiesel, wind, solar, geothermal and clean water. We intended to become a leading provider of clean energy products offering residential, business and industrial customers the opportunity to purchase and utilize clean energy generated from renewable sources. Headquartered in Grapevine, Texas, we were formed with the aim of changing the way power and renewable energy fuels are produced and ultimately distributed.

Over the last eighteen months, we have implemented a new business strategy of focusing on the water resource management business as it relates to the oil and gas industry, which we describe in further detail below. It is our intention to develop water solutions required for shale or “unconventional” oil and gas exploration, which includes salt water disposal wells, water recycle and reuse facilities, trucking and barge transportation, environmental clean-up and water storage equipment rental. Oil and natural gas wells generate produced water which is water from underground formations that is brought to the surface during the normal course of oil or gas production operations. Since this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. We have identified water reuse and water management in the oil and natural gas industry as a significant growth opportunity for the foreseeable future and are currently exploring various alternatives to develop this segment of our operations through existing relationships, joint ventures, targeted acquisitions and development of water management technologies.

As part of this new strategic initiative, we have acquired or leased properties in the Marcellus, Utica, Eagle Ford, Bakken Shale and Mississipian Lime areas located in Appalachia, South Texas, Eastern Montana and Oklahoma, respectively. We have developed commercial water service facilities on most of these properties and we have the intention to further develop barge transport capabilities along existing navigable inland waterways in the Appalachian region. In addition, we are currently deploying a modular above-ground temporary water storage system in the Marcellus Shale and have entered and are installing an onsite semi-portable water treatment facility in this region. In response to requests from current and prospective customers, we have designed and engineered, fabricated and patented a proprietary next-generation modular above-ground water storage system. We continue to evaluate alternatives and possibly license new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse. We also provide well pad construction and rig cleaning services in South Texas as a result of an acquisition that was completed on December 31, 2012.

In addition, during 2013, the Company is considering the following services related to the water resource management business:

•

transportation of hydrocarbons –the Company may pickup hydrocarbons and/or liquid natural gas in addition to produced water from oil and/or gas wells. The Company will transport this product to terminals, barges or a refinery and earn revenue based upon transportation of the hydrocarbons.

•	hot oiler service – the Company may enter into the hot oil business providing frac water heating and/or other services required for oil and or gas wells in colder climates.

•

pipeline and transportation – the Company may enter into the water pipeline construction and transportation business. This service involves laying permanent and/or temporary water lines to transport produced liquids.

Hydraulic Fracturing

Recent improvements in drilling and completion technologies have unlocked large reserves of hydrocarbons in multiple unconventional resources plays in North America. These new drilling methods often involve a procedure called hydraulic fracturing or hydrofracking. This process involves the injection of large amounts of water, sand and chemicals under high pressures into rock formations to stimulate production. Unconventional wells can require more than four million gallons of water to complete a hydrofracking procedure. Some portion of the water used in the exploration and production process will return to the surface as a by-product or waste stream; this water is commonly referred to by operators in the oil and gas industry as frac-flowback. In addition to frac-flowback, oil and natural gas wells also generate produced salt water, or formation brine, which is water from underground formations that is brought to the surface during the normal course of oil or gas production. Because the water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The physical and chemical properties of produced water vary considerably depending on the geographic location of the field, the geologic formation, and the type of hydrocarbon product being produced.

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

While produced water (also known as formation water, oil field brine, or brine, due to its high salinity content) can be reused if certain water quality conditions are met, approximately 95 percent of U.S. onshore produced water generated by the oil and gas industry is disposed of by using high-pressure pumps to inject the water into underground geologic formations or is discharged under National Pollutant Discharge Elimination System (NPDES) permits. The remaining 5 percent is managed through beneficial reuse or disposed through other methods including evaporation, percolation pits, and publicly owned treatment works.

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

Our management, which has significant background in the oil and gas industry, has identified water reuse and water management opportunities in the energy industry as a significant growth opportunity and is exploring various ways to reposition us to serve this growing segment through joint ventures, targeted acquisitions and development of water management technologies including underground injection for disposal, evaporation, pre-treatment of water for underground injection for increasing oil recovery, offsite commercial disposal, onsite remediation and beneficial reuse.

GreenHunter Water, LLC, or GreenHunter Water, our wholly-owned subsidiary, is focused on water resource management specifically as it pertains to the unconventional oil and natural gas shale resource plays with current business operations in the Appalachian, Oklahoma and South Texas basins. GreenHunter Water is committed to providing a full range of solutions to address producers’ current needs and is built upon an identified need in the oilfield, to deliver a Total Water Management Solution™ to our customer base through long term agreements. Our Total Water Management Solutions™ are custom developed to meet producers’ water resource planning needs. These solutions include owning and operating saltwater disposal facilities, transportation of fluids, frac tank rentals, above ground storage tanks, mobile and permanent water treatment technologies and remote asset tracking to provide as value added services to our customers.

Disposal Wells

Typically, shale wells produce significant amounts of water that, in most cases, require disposal. The Underground Injection Control Program (UIC Program) of the United States Environmental Protection Agency (EPA) is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground for storage and disposal. The UIC Program designates five separate injection well classes based on similarity in the fluids injected, activities, construction, injection depth, design, and operating techniques. This categorization ensures that wells with common design and operating techniques are required to meet appropriate performance criteria for protecting underground sources of drinking water (USDWs). GreenHunter Water owns, operates and is developing Class II wells for the injection of brine and other fluids that are associated with oil and gas production. GreenHunter Water presently owns and operates or is currently developing or considering the acquisition of salt water disposal facilities located in the States of Ohio, West Virginia, South Texas, Montana, North Dakota and Oklahoma to service the Marcellus, Utica, Eagle Ford, Bakken, Mississippian and Anadarko Woodford Shale plays, respectively.

We currently operate commercial salt water disposal wells in three geographic unconventional shale regions. The total number of commercial saltwater disposal wells in operation by the Company today are eleven.

In Appalachia we own and operate eight commercial salt water disposal (SWD) wells with a total combined permitted daily injection capacity of 13,000 bbl/d. In Noble County, Ohio we own and operate two SWD wells with total injection capacity of 4,500 bbl/d. These two SWD wells were acquired on February 17, 2012 along with a SWD well in Lee County, Kentucky. Due to the strong demand for salt water related services in the Marcellus and the evolving Utica Shale plays, utilization rates at the Noble County, Ohio SWD wells have been at or near 100% capacity for most of the 2012 calendar year. Nearly all of the daily capacity in the Noble County, Ohio SWD wells have been reserved under multiple disposal capacity contracts with major oil and gas companies and large independent exploration and production companies active in the region. These capacity contracts also typically contain rights for us to provide fluid transportation trucking on a first-call basis.

The Lee County, Kentucky SWD well has a total permitted capacity of 1,200 bbl/d. Management is presently exploring various options to increase usage at the Kentucky facility by leveraging a combination of truck hauling and barge logistics since this property is underutilized.

In Meigs County, Ohio, we own and operate one SWD well with a total permitted capacity of 2,000 bbl/d which became operational July 16, 2012. In Washington County, Ohio, we own and operate two SWD wells with a total permitted capacity of 2,200 bbl/d, one of which became operational in November of 2012 and the other became operational in 2013. In Ritchie County, West Virginia, we own and operate two SWD wells with a total permitted capacity of 3,500 bbl/d which became operational in August 2012. Our Appalachia SWD wells and associated assets predominately serve exploration and production companies that are active in the Marcellus and Utica Shale plays in the states of Pennsylvania, Ohio and West Virginia.

In South Texas, we own and operate four commercial SWD wells with a total combined permitted injection capacity of 85,000 bbl/d. In Karnes County, Texas, we own and operate two SWD wells with total injection capacity of 35,000 bbl/d. One of these SWD wells commenced operations on September 22, 2012 and has permitted injection capacity of 10,000 bbl/d. The other Karnes County, Texas, SWD well commenced operations on January 23, 2013 and has permitted injection capacity of 25,000 bbl/d. In Frio County, Texas, we own and operate one SWD well that has permitted injection capacity of 25,000 bbl/d which commenced operations on January 11, 2013. In DeWitt County, Texas, we own and operate one SWD well that has permitted injection capacity of 25,000 bbl/d and that commenced operations on March 8, 2013.

In Oklahoma, we own three commercial SWD wells with a total combined permitted injection capacity of 20,000 bbl/d. In Canadian County, Oklahoma we own and operate one SWD well that has permitted injection capacity of 10,000bbl/d. In Kingfisher County, Oklahoma we own and operate one SWD well that has permitted injection capacity of 6,000 bbl/d. These two SWD wells were acquired on May 1, 2012 and began operations in July 2012. A third SWD well located in Washita County, Oklahoma, was also acquired on May 1, 2012 and has permitted injection capacity of 4,000 bbl/d. Management has determined the non-operational Washita County, Oklahoma SWD well to be non-strategic and is exploring the possibility of divesting this asset.

In Montana and North Dakota, we have three active leases and two UIC permits for SWD wells. We estimate combined injection capacity of 30,000 bbl/d when the wells are eventually drilled, completed and operational. We expect to receive all necessary permits for these SWD facilities during the second quarter of 2013 and we plan to drill these SWD wells and complete surface facilities upon receipt of financing. Expected capital expenditures for these SWD facilities will be approximately $10.5 million. Our Montana and North Dakota SWD wells and associated assets will serve exploration and production companies that are active in the Three Forks Sanish and Bakken Shale plays.

Owned and Operated Commercial Salt Water Disposal Wells
	1Q2012	2Q2012	3Q2012	4Q2012
Appalachia	3	3	5	7
South Texas	0	0	1	1
Oklahoma	0	3	3	3

TOTAL	3	6	9	11

Permitted Disposal Capacity (Bbl/d)
	1Q2012	2Q2012	3Q2012	4Q2012
Appalachia	6,200	6,200	10,700	12,700
South Texas	0	0	10,000	10,000
Oklahoma	0	20,000	20,000	20,000

TOTAL	6,200	26,200	40,700	42,700

Disposal Volume (Bbls)
	1Q2012	2Q2012	3Q2012	4Q2012
Appalachia	396,834	390,295	443,531	656,916
South Texas	0	0	2,425	68,725
Oklahoma	0	0	103,245	93,003

TOTAL	396,834	390,295	549,201	818,644

Fluids Handling, Hauling and Barging

Produced water and frac-flowback is hauled from its origin at the oilfield tank battery or drilling pad to the disposal location via truck transport. Truck operators are required to possess commercial driver licenses (CDL) and the trucks are registered with the U.S. Department of Transportation (DOT) and respective State agencies in which the trucks will operate. Depending on the state and contents of the load, trucks are labeled with placards that read “Residual Waste” or “Brine” and may be required to display a DOT-407 placard if the contents are flammable or combustible as may occur when condensate “drip” gas is withdrawn from the tank battery alongside the water. Trucks typically used for hauling waste brine range in capacity from 80 barrel “bobcats” to 130 barrel “tankers” equipped with vacuum pumps and producers of the waste product are charged for hauling at pre-determined hourly rates which vary depending on size and often include an accounting of the return “dead-head” trip.

In addition to hauling fluids by truck, we are exploring various alternative means of water transport that include temporary and permanent above-ground or below-ground pipeline systems, and the use of rail and barge transport. The primary objectives are reducing road traffic while maintaining adherence to current and expected future environmental regulations, improving safety for the neighboring communities, our employees and the employees of our customers, and ultimately reducing our customers’ total cost of water management while generating improved returns on our deployed capital. As of December 31, 2012, our Appalachia division operated 26 vacuum water hauling trucks. During calendar 2012, our Appalachia truck assets transported more than 810,763 barrels of oilfield brine, frac-flowback and fresh water.

As of December 31, 2012, the Company closed on the acquisition of two oilfield water service and construction companies that provide services to oil and natural gas producers in the Eagle Ford Shale. The two entities, White Top Oilfield Construction, LLC (White Top) and Black Water Services, LLC (Black Water), with common management, have been providing services since 2008 to operators active in the Eagle Ford Shale play. Combined assets acquired include twenty six (26) vacuum water hauling trucks, ten (10) dump trucks, six (6) drilling rig wash trailers and seven (7) pieces of heavy equipment. The two businesses are located in the town of Louise, Wharton County, Texas, and have 66 employees. White Top and Black Water service E&P operators predominantly concentrated in the Texas counties of Gonzales, Karnes and DeWitt.

GreenHunter Water has identified low cost water hauling capacity as a constrained resource in our target areas of operation and we are actively pursuing contracts for traditional hauling and advanced logistics services as part of our Total Water Management Solutions portfolio offering. In March 2012, we entered into a five year lease for an existing truck and barge transloading and water storage facility located in Washington County, Ohio. The existing facility and infrastructure is ideally positioned on the Ohio River in the heart of the Marcellus and evolving Utica Shale resource plays and serves as a strategic operating base for GreenHunter’s Appalachia water management businesses. Originally constructed in 1966 by Mobil Oil, the approximate 10 acre facility contains 70,000 barrels (BBL) of functional bulk liquids storage tank capacity, a barge transloading station, a covered loading station with multiple truck servicing bays and office space. The two 20,000 BBL tanks and one 30,000 BBL tank were originally used for gasoline storage until they were decommissioned in 1990 and now serves as temporary fluids storage of fresh water and production water. The barge terminal assets located on the Ohio River has enabled GreenHunter Water to significantly increase the Company’s current logistics capabilities.

On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, Ohio County, West Virginia. Previously utilized as a gasoline storage facility, the Company has fully engineered plans to convert the location into a water treatment, recycling and condensate handling logistics terminal with operations scheduled to begin in the third quarter of 2013. Management anticipates commencing construction in mid-April, 2013. The current plan for the terminal is to convert the existing 11,000 square foot warehouse into a water recycling station and build up to 19,000 barrels of water tank storage. The Company will employ a vibration separation nano-filtration system at the barge terminal to remove suspended solids from oilfield brine. Oilfield producers will be given the option to reuse remediated fluids under our Frac-Cycle™ services offering (which can be scaled to 10,000 barrels per day at the terminal) or take advantage of our advanced barge logistics capabilities to significantly reduce residual waste transportation costs.

Operating Vacuum Trucks
	1Q2012	2Q2012	3Q2012	4Q2012*
Appalachia	10	20	20	26
South Texas	1	1	1	5
Oklahoma	0	0	0	0

TOTAL	11	21	21	31

* excludes White Top and Blackwater vacuum trucks

Equipment and Tank Rentals and MAG Tank™

GreenHunter Water has a large variety of equipment and tanks for rental. Products available in the Eagle Ford and Marcellus Shale areas include the following: 500 BBL Frac Tanks, 425 BBL Weir Tanks and temporary above ground storage tanks to replace frac ponds, available in unlimited size configurations and Frac manifolds.

In late 2011 and early 2012, we deployed a next-generation above ground temporary water storage and frac-flowback recycling system in the Marcellus Shale. The project included the treatment of a gel frac-flowback and multiple sources of flowback water blended together. The treatment also served as a proof of concept for our MAG Tank™ product line. Subsequently, we contracted with an engineering firm to engineer and design a proprietary

MAG Tank™ product line. The feedback received from our customer base was that a single tank size was not adequate, so we designed a flexible footprint for the MAG Tank™ allowing a larger variety of storage capacities and configurations. MAG Tank’s™ advanced next-generation design features a modular approach with standardized interlocking panels. Containment capacities start at 11,000 bbls with designs that exceed 100,000 bbls. MAG Tank™ employs reusable, portable and sturdy steel panel wall units that enable quick assembly and disassembly. A disposal impermeable liner and geotextile substrate provides water containment and a puncture resistant ground covering.

We selected two fabrication companies to build our first model MAG Tank™. The two fabrication companies, one being based in Ft. Worth, Texas, and the other based in Morgan City, Louisiana, will currently allow for mass production of six MAG Panels™ per day scalable when required. After site preparation, a MAG Tank™ is typically installed in two days. In early 2013, we deployed our first MAG Tank™ and proved its viability with significant testing performed. We anticipate receiving orders for purchase of this new product to be deployed during the second quarter of 2013. Our MAG Panel™ design is proprietary and we expect to receive patents on certain design elements. Moreover, we are making the MAG Tanks™ available to our customers either for purchase or for lease. The key benefits of the MAG Tank™ relative to competing products are lower cost of storage and a significant reduction in the environmental impact due to reduced truck traffic.

Frac-Cycle™

Frac-Cycle is the general name for our water treatment service. We use a vendor neutral and technology agnostic approach to treat oilfield water. Due to the unique characteristics of water from different shale plays and unique flow-back within a single basin, GreenHunter Water, in consultation with operators, has determined that no one water reuse system is ideal for all areas. We have evaluated multiple technologies and selected those that provide cost-effective solutions for the desired level of treatment for the operator’s needs. While most operators are targeting a clean brine output, Frac-Cycle’s flexible design allows our customers to process flow-back or produced water and recycle to either clean brine or fresh water. Recycled water can be used in subsequent frac jobs and in some cases an NPDES permit can be obtained to discharge fresh water into a stream.

We expect to enter into definitive agreements to install and operate multiple riverside water treatment facilities in the Marcellus Shale area. Two of these water treatment facilities will be located along the Ohio River at the Washington County, Ohio and the Ohio County, West Virginia barge transloading and bulk storage facilities that we already own or lease and operate. We are also evaluating alternatives to acquire or license technologies to treat water used in hydraulic fracturing.

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

Governmental Regulation

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. EPA and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, the oil and gas industry that we serve has perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in related industries. We expect this heightened governmental focus on regulation and enforcement to continue.

The primary United States federal statutes affecting our business are summarized below:

The Safe Drinking Water Act (SDWA) is the primary statute that governs injection wells. Although as early as the 1930s a few States had regulations concerning discharges to ground water, the regulations were primarily concerned with communication with surface water or subsurface oil reservoirs. By the mid 1960s, State agencies were actively involved with ground water pollution issues. Federal authority for ground water and injection wells began in 1972. Although ground water was not specifically addressed by the Clean Water Act of 1972, Congress required that, in order to qualify for participation in the National Pollutant Discharge Elimination System (NPDES) permitting program, States must have adequate authority to issue permits that control the “disposal of pollutants into wells.”

In 1974, with the enactment of the Safe Drinking Water Act (SDWA), the Federal government took an active role in underground injection control. During deliberations for SDWA in 1974, Congress recognized the existence of a wide variety of injection wells, and struggled to provide a statutory definition that might include all possible injection types and practices. Congress included the “deeper than wide” specification in order to distinguish injection wells from pits, ponds, and lagoons, which were the subject of a different Federal initiative.

Thus, injection through a well is defined as the subsurface emplacement of fluids through a bored, drilled, or driven well or through a dug well where the depth of the dug well is greater than the largest surface dimension; or a dug hole whose depth is greater than the largest surface dimension; or an improved sinkhole; or a subsurface distribution system.

Since 1980, more than 150 Federal Register notices have been published regarding UIC, including additional regulations, amended regulations, explanations of procedures, and guidance. The UIC program was EPA’s major tool to protect ground water until the 1986 Amendments. In 1986, Congress created a larger Federal role in the protection of all ground water from sources other than underground injection. The definition of a UIC well was updated in December 1999, and the new definition makes it clear that many systems not typically thought of at first as a “well” actually meet the definition. The updated definition includes systems such as field tile systems, large capacity septic systems, mound systems and leach beds.

SDWA was amended in 1977, 1979, 1980 and again in 1986. Additionally, Congress reauthorized and amended SDWA in 1996. Many of the changes to the Act over time were focused on procedures to be followed by EPA and/or State UIC programs. Some very significant impacts were felt in the program, however, when

Section 1425 was added in 1980. Section 1425 allows a State to obtain primacy from EPA for oil and gas related injection wells, without being required to adopt the complete set of applicable Federal UIC regulations. The State must be able to demonstrate that its existing regulatory program is protecting USDWs without the State regulations being as stringent as Federal rules.

The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” regulates the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. Moreover, in the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA.

We currently own or lease, and have in the past owned or leased, and intend in the future to own or lease a number of properties that have been used as service yards in support of oil and natural gas exploration and production activities. Although we have utilized operating and disposal practices that we considered standard in the industry at the time, there is the possibility that repair and maintenance activities on rigs and equipment stored in these service yards, as well as fluids stored at these yards, may have resulted in the disposal or release of hydrocarbons or other wastes on or under these yards or other locations where these wastes have been taken for disposal. In addition, we own or lease properties that in the past were operated by third parties whose operations were not under our control. These properties and the hydrocarbons or wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination.

In the course of our operations, some of our equipment may be exposed to naturally occurring radiation associated with oil and natural gas deposits, and this exposure may result in the generation of wastes containing naturally occurring radioactive materials, or “NORM.” NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements. Because many of the properties presently or previously owned, operated or occupied by us have been used for oil and natural gas production operations for many years, it is possible that we may incur costs or liabilities associated with elevated levels of NORM.

Environmental Law Compliance Costs

We are subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. We cannot predict the future impact of such standards and requirements which are subject to change and can have retroactive effectiveness. We continue to monitor the status of these laws and regulations. Our management believes that the likelihood of new environmental regulations resulting in a material adverse impact to our financial position, liquidity, capital resources or future results of operations is unlikely.

Currently, we have not been fined, cited or notified of any environmental violations that would have a material adverse effect upon our financial position, liquidity or capital resources. However, our management does recognize that by the very nature of our business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of our liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

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

Permits and Regulatory Compliance

We operate 11 water disposal facilities. Each of these facilities is permitted to inject non-hazardous oil and gas waste into an Underground Injection Control (UIC) Class II disposal wells. These deep wells have been drilled in certain acceptable geologic formations far below the base of fresh water to a point that is safely separated by other substantial geological confining layers according to environmental laws that are administered under the auspices of the federal government or states with delegated authority. We are actively seeking UIC Class II disposal permits for additional facilities that we intend to develop and operate.

We recently announced our intention to utilize barges for the transport of oilfield brine in order to reduce the number of truck hours on county, state and federal roads. We intend to own or lease and operate barge trans loading or transfer stations in the Appalachia region along the Ohio River and its tributaries, among other rivers. Our plan is to consolidate brine water at these stations and transport the product along navigable waterways in vessels (such as double-hulled barges) that are specifically built for this purpose. Under U.S. law, vessel operators must report domestic waterborne commercial movements to the U.S. Coast Guard. Vessel types include dry cargo ships & tankers, barges (loaded & empty), towboats (with or without barges), tug, crew & supply boats to offshore locations and new vessels from shipyards to point of delivery. Vessels idle are also reported. We are currently in talks with the U.S. Coast Guard and various state agencies to determine and obtain the requisite permits for such activities and we have engaged a consultant to help us expedite our permit application process for these activities.

Because the major component of our business is the collection and disposal of oilfield residual brine in an environmentally sound manner, a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state and local provisions that regulate the placement of oilfield residual brine into the environment. There are costs associated with siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a Class II injection facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

We currently depend on a few customers for a significant portion of our revenue. Chevron Appalachia, LLC, is our largest current customer and our sales from it accounts for approximately 44% of our current revenues from our disposal business. This amount will significantly decrease as we acquire and bring more wells operational. We recently extended our contract termination date with Chevron Appalachia, LLC, to May 11, 2013. However, we believe that the potential customer base is large enough that we can easily replace the revenue obtained from Chevron Appalachia, LLC, if necessary.

We are not currently dependent on any principal supplier or suppliers of equipment or services.

Intellectual Property

GreenHunter Water, LLC claims common law rights in a variety of marks, including but not limited to, FRAC-CYCLE™, RAMCAT™, TOTAL WATER MANAGEMENT SOLUTIONS™, MAG TANK™ and MAG PANEL™. GreenHunter Water has filed or intends to file applications to register these trademarks with the United States Patent and Trademark Office. GreenHunter Water, LLC has various trademark applications pending with the United States Patent and Trademark Office.

Over the last two years, we have spent immaterial amounts on research and development. Through 2012, our research and development costs were approximately $470,000 to complete the development of our MAG TANK™ system.

Other Assets and Business Opportunities

Other than the above-discussed assets for our new water resource management initiative, our assets primarily consist of a biomass power plant located in unincorporated Imperial County, California, which we refer to as the biomass facility. The biomass facility was originally built in 1989 and has not operated since 1994.

We own one office building comprising 10,100 usable square feet of space located in Grapevine, TX for use as our corporate headquarters.

On July 8, 2010, Hunter Disposal acquired a lease covering 98 acres, more or less, in the county of Noble, state of Ohio. The lease term is for three years and for so long thereafter as the property is operated for the purpose of injecting salt water. On June 11, 2010, Hunter Disposal acquired a lease covering 43.365 acres, more or less, in the county of Noble, state of Ohio. The lease term is for three years and for so long thereafter as the property is operated for the purpose of injecting salt water.

The Company also owns 23.5 acres in Washington County, Ohio, where there exists multiple buildings which serves as a corporate field office.

Our common stock is traded on the NYSE MKT under the symbol “GRH.” Our preferred stock is traded on the NYSE MKT under the symbol “GRH.PRC.”

Executive Offices and Additional Information

Our executive offices are located at 1048 Texan Trail, Grapevine, Texas 76051, and our telephone number is (972) 410-1044. Our website is www.greenhunterenergy.com . Additional information that may be obtained through our website does not constitute part of this prospectus. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are located at the SEC’s Public Reference Room at 100 F

Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov .

Employees

We had a total of 164 full time employees as of March 29, 2013.

Item 1A. Risk Factors

An investment in our securities involves many risks. You should carefully consider the following risks and all of the other information contained in this Form 10-K and in our other documents filed with the SEC before making an investment decision. In evaluating our company, the factors described below should be considered carefully. The risks and uncertainties described in this Form 10-K and in our other documents filed with the SEC are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business. If any of the risks and uncertainties described in this Form 10-K and in our other documents filed with the SEC actually occur, our business, financial condition and results of operations could be adversely affected in a material way.

Risks Related to Our Business

We have continued to experience losses from our ongoing operations and we have doubts about our ability to continue as a going concern.

We have continued to experience losses from our ongoing operations and have doubts about our ability to continue as a going concern. We have begun to generate significant revenues from our water management activities. On October 15, 2011, our Chairman executed a letter of guarantee in our favor for up to two million dollars of credit support if needed to fund future operations. This letter of guarantee has been extended through December 31, 2013. We have also raised additional capital through the sale of our securities in the public market. However, we will be required to raise additional funding to fully implement our entire business plan. Our financial position has been adversely affected by our lack of working capital and the overall deterioration across all capital markets.

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

Our business is speculative and dependent upon the implementation of our new business strategy, as well as our ability to enter into agreements with third parties for necessary financing for the construction of facilities related to our water management operations. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will generate significant revenues or that our investors will not lose their entire investment.

We have significant debt that could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a relatively high amount of indebtedness. As of December 31, 2012, we had total indebtedness of approximately $13.4 million. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. In addition, our ability to obtain additional financing in the future may be impaired by our leverage and existing debt covenants. Our indebtedness could result in the following:

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

Our operations and financial success will significantly depend on our managerial personnel. Our managerial personnel have the right to make all decisions with respect to management and operation of our business and affairs. We are dependent on our executive officers and key personnel and our ability to attract and retain qualified personnel. Our profitability could be adversely affected if we lose members of our management team. Other than an employment agreement with Mr. Hoopes, our interim Chief Executive Officer, President and Chief Operating Officer, we have not entered into any employment agreements with any of our management personnel nor have we obtained “key man” life insurance on any of their lives. Further, our officers’ and directors’ allocation of their time to other business interests could have a negative impact on our ability to achieve our business objectives. All of our officers are required to commit their full work hour time to our business affairs with the exception of one officer.

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

The prices for oil and natural gas have historically been volatile and may be affected by a variety of factors, including the following:

•	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and gas production by non-OPEC countries;

•	the level of excess production capacity;

•	political and economic uncertainty and sociopolitical unrest;

•	the level of worldwide oil and gas exploration and production activity;

•	the cost of exploring for, producing and delivering oil and gas;

•	technological advances affecting energy consumption; and

•	weather conditions.

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

Hydraulic fracturing is a commonly used process that involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude hydraulic fracturing from the definition of “underground injection” and associated permitting requirements under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress or at the state level. Scrutiny of hydraulic fracturing activities continues in other ways, with the U.S. Environmental Protection Agency, or the EPA, having commenced a study of the potential environmental impacts of hydraulic fracturing. In 2010, a committee of the U.S. House of Representatives undertook investigations into hydraulic fracturing practices, including requesting information from various field services companies. The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing and has resulted in delays of well permits in some areas.

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

Although we have begun to enter into agreements relating to water management activities for use in the oil and gas industry, we currently do not have the necessary technology for the treatment of water used in the hydraulic fracturing process. We will need to acquire or license such technology prior to entering into this segment of our contemplated future operations. There can be no assurance that we will be able to obtain or license such technology at all or on terms favorable to us. The failure to obtain such technology could have a material adverse effect on us and could restrict our ability to successfully enter into the water treatment business.

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

Salt water injection wells potentially may create earthquakes. In December 2011, the state of Ohio shut down a disposal site because it was determined that the disposal facility was completed into a previously unknown fault line and may have been a contributing factor in creating low energy earthquakes. We are not currently insured for earthquake coverage in Ohio, but we are evaluating options for business interruption insurance that may provide coverage for a disposal well being shut-in by a geological event.

Risks Relating to Our Biomass Facility

We have been unable to obtain additional financings for the completion of the construction and retrofitting of the biomass facility and there is a substantial risk that it may not become operational.

We have been unable to obtain the additional financing to fund additional capital expenditures for the completion of the construction and retrofitting the biomass facility. Without this additional financing, we have been unable to complete the biomass facility. It is not management’s intention to attempt to complete the construction and retrofitting of the biomass project at this time.

Our inability to enter interconnection agreements would restrict our ability to sell electricity.

We may be unable to enter into necessary interconnection agreements. We would be required to enter into certain interconnection agreements with electric utilities prior to selling electricity. The failure to enter into such interconnection agreements on terms that are acceptable to us, or at all, could have a material adverse effect on us.

Environmental laws related to our ownership or operation of our biomass facility subject us to potential liability that we may be unaware.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto the property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. In addition, we could face environmental liability for violations on or related to ownership of the biomass facility. If any hazardous materials are found within our operations and are in violation of the law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell or cease operations on any subject properties and may apply to hazardous materials present within the properties before we acquired or commenced use of them. If significant losses arise from hazardous substance contamination, our financial viability may be substantially and adversely affected.

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

Risks Relating to the Ownership of Our Securities

Our common stock has only been publicly traded since January 2, 2008, and the price of our common stock has fluctuated substantially since then and may fluctuate substantially in the future. Moreover, our Series C Preferred Stock has only been publicly traded since July 31, 2012 and has been traded in low volumes.

Our common stock has been publicly traded only since January 2008. The price of our common stock has fluctuated significantly since then. From January 2, 2008, to March 28, 2013, the trading price of our common stock ranged from a low of $0.51 per share to a high of $25.45 per share and the closing trading price on March 28, 2013 was $1.54 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	Changing conditions in fuel markets;

•	Changes in financial estimates by securities analysts;

•	Changes in market valuations of comparable companies;

•	Additions or departures of key personnel;

•	Future sales of our capital stock;

•	Tax and other regulatory developments;

•	Our ability to develop and complete facilities, and to introduce and market the energy created by such facilities to economically viable production volumes in a timely manner; and

•	Other factors discussed in this “Risk Factors” section and elsewhere in this document.

Moreover, our Series C Preferred Stock has only been publicly traded since July 31, 2012 and has been traded in low volumes.

If we issue additional shares in the future, it will result in dilution to our existing stockholders.

Our certificate of incorporation, as amended, does not permit the holders of our common stock the right to subscribe for additional shares of capital stock upon any issuance or increase thereof. As a result, if we choose to issue additional shares of common stock or securities convertible into common stock, our stockholders may be unable to maintain their pro rata ownership of common stock. The issuance of additional securities will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares or securities convertible into or exercisable for shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders who do not purchase such shares. Further, such issuance may result in a change of control of our company. There is no assurance that further dilution will not occur in the future.

We may issue shares of our capital stock or debt securities to complete a business combination or acquire assets, which would dilute the equity interest of our stockholders and could cause a change in control of our ownership.

Our certificate of incorporation, as amended, authorizes the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 28, 2013, there were 56,555,555 authorized but unissued shares of our common stock and 8,173,786 authorized but unissued shares of our preferred stock.

As of March 28, 2013, other than 25,000 common shares to be issued to an officer, we had no commitments to issue additional shares of common stock but we may issue a substantial number of additional shares of our common stock, preferred stock or convertible securities, or a combination of common stock, preferred stock and convertible securities, to the stockholders of a potential target or in connection with a related simultaneous financing to complete a business combination or asset purchase. The issuance of additional common stock, preferred stock or convertible securities may:

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

Similarly, our issuance of additional debt securities could result in the following:

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

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding

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

All of our officers are required to commit their full work hour time to our business affairs, with the exception of Mr. Evans and Mr. Trosclair. Due to existing management and board of director positions and other business interests that Mr. Evans maintains with other companies, including Magnum Hunter Resources Corporation, Mr. Evans cannot commit all of his work hours to GreenHunter. However, subject to Board approval where appropriate, all material corporate, strategic and financial decisions will be reviewed and ultimately decided by Mr. Evans.

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

Our outstanding options, warrants, convertible promissory notes, and convertible preferred stock may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

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

In certain circumstances, the fact that corporate devices are in place that will inhibit or discourage takeover attempts could reduce the market value of our Series C Preferred Stock and our common stock. Our certificate of incorporation, as amended, bylaws and certain other agreements contain certain provisions that may discourage other persons from attempting to acquire control of us. These provisions include, but are not limited to, the following:

•	staggered-terms of service for our board of directors;

•	the authorization of the board of directors to issue shares of undesignated preferred stock in one or more series without the specific approval of the stockholders;

•	the establishment of advance notice requirements for director nominations and actions to be taken at annual meetings; and

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

Ongoing losses may prevent us from paying dividends on our Series C Preferred Stock.

As we have continued to experience ongoing losses from our current operations we may be prevented or unable to pay dividends on the Series C Preferred Stock in the future. Our business is speculative and dependent upon the implementation of our new business strategy, as well as our ability to enter into agreements with third parties for necessary financing for the construction of facilities related to our water management operations. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues to satisfy our current obligations. As a result, we may not be able to generate sufficient revenues to pay dividends on the Series C Preferred Stock in the future.

The Series C Preferred Stock has historically been thinly traded, which may negatively affect investors’ ability to sell their shares. The Series C Preferred Stock has no stated maturity date.

Since the Series C Preferred Stock has no stated maturity date, investors seeking liquidity will be limited to selling their shares of Series C Preferred Stock in the secondary market. While shares of our Series C Preferred Stock trade on the NYSE MKT, our Series C Preferred Stock is thinly traded, which may negatively affect investors’ ability to sell their shares. The low trading volume of our Series C Preferred Stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

The market value of our equity securities could be adversely affected by various factors.

The trading price of our common stock and our Series C Preferred Stock may depend on many factors, including the following:

•	market liquidity;

•	particularly with respect to our Series C Preferred Stock, prevailing interest rates;

•	the market for similar securities

•	general economic conditions; and

•	our financial condition, performance and prospects.

For example, higher market interest rates could cause the market price of our equity securities, including our Series C Preferred Stock, to decrease.

We could be prevented from paying dividends on the Series C Preferred Stock.

Although dividends on the Series C Preferred Stock are cumulative and arrearages will accrue until paid, you will only receive cash dividends on the Series C Preferred Stock if we have funds legally available for the payment of dividends and such payment is not restricted or prohibited by law, the terms of any senior shares, or any documents governing our indebtedness. Our business may not generate sufficient cash flow from operations to enable us to pay dividends on the Series C Preferred Stock when payable. We have paid the dividends accrued on the currently issued and outstanding shares of Series C Preferred Stock. In addition, future debt, contractual covenants or arrangements we enter into may restrict or prevent future dividend payments. Accordingly, there is no guarantee that we will be able to pay any cash dividends on our Series C Preferred Stock. Furthermore, in some circumstances, we may pay dividends in stock rather than cash, and our stock price may be depressed at such time.

The Series C Preferred Stock has not been rated and will be subordinated to all of our existing and future debt.

The Series C Preferred Stock has not been rated by any nationally recognized statistical rating organization. In addition, with respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series C Preferred Stock will be subordinated to all of our existing and future debt, and all future capital stock designated as senior to the Series C Preferred Stock. As of December 31, 2012, our total indebtedness was approximately $13.4 million. We may also incur additional indebtedness in the future to finance potential acquisitions or other activities and the terms of the Series C Preferred Stock do not require us to obtain the approval of the holders of the Series C Preferred Stock prior to incurring additional indebtedness. As a result, our existing and future indebtedness may be subject to restrictive covenants or other provisions that may prevent or otherwise limit our ability to make dividend or liquidation payments on our Series C Preferred Stock. Upon our liquidation, our obligations to our creditors would rank senior to our Series C Preferred Stock and would be required to be paid before any payments could be made to holders of our Series C Preferred Stock.

Investors should not expect us to redeem the Series C Preferred Stock on the date the Series C Preferred Stock becomes redeemable or on any particular date afterwards .

We may not redeem the Series C Preferred Stock prior to June 30, 2015, except pursuant to the special redemption upon a Change of Ownership or Control discussed below. On and after June 30, 2015, we may redeem the Series C Preferred Stock for cash at our option, from time to time, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) to the redemption date.

Following a “Change of Ownership or Control” of us by a person, entity or group, we (or the acquiring entity) will have the option to redeem the Series C Preferred Stock, in whole but not in part, within 120 days after the date on which the Change of Ownership or Control has occurred for cash, at $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared), up to the redemption date. However, if we (or the acquiring entity) have not notified the holders of the Series C Preferred Stock before such an event of our intent to redeem the Series C Preferred Stock, the holders of the Series C Preferred Stock have the right to convert their Series C Preferred Stock into shares of our common stock immediately before consummation of the Change of Ownership or Control transaction and to participate in such transaction along with the holders of our common stock. The Series C Preferred Stock is convertible at such time into an amount of common stock equal to the result of dividing the sum of the $25.00 per share liquidation preference plus the amount of any accrued but unpaid dividends up to but not including the date of the consummation of such transaction by the value of the consideration offered for each share of common stock; provided that such common stock consideration does not exceed 27.9329, which 27.9329 amount is subject to pro rata adjustments for any stock splits, subdivisions or combinations, which we refer to in our certificate of designations as the “Share Cap”.

The Series C Preferred Stock does not have any stated maturity date and will not be subject to any sinking fund or mandatory redemption provisions except for redemption at our option upon a Change of Ownership or Control as described above or after June 30, 2015.

Any decision we may make at any time to redeem the Series C Preferred Stock will depend upon, among other things, our evaluation of our capital position, including the composition of our stockholders’ equity and general market conditions at that time.

Holders of Series C Preferred Stock have extremely limited voting rights.

Except as expressly stated in the certificate of designations governing the Series C Preferred Stock, as a holder of Series C Preferred Stock, you will not have any relative, participating, optional or other special voting rights and powers and your approval will not be required for the taking of any corporate action other than as provided in the certificate of designations. For example, your approval would not be required for any merger or consolidation in which we are involved or sale of all or substantially all of our assets except to the extent that such transaction materially adversely changes the express powers, preferences, rights or privileges of the holders of Series C

Preferred Stock. None of the provisions relating to the Series C Preferred Stock contains any provisions affording the holders of the Series C Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of our assets or business, that might adversely affect the holders of the Series C Preferred Stock, so long as the terms and rights of the holders of Series C Preferred Stock are not materially and adversely changed.

The issuance of future offerings of preferred stock may adversely affect the value of our Series C Preferred Stock.

Our certificate of incorporation, as amended, currently authorizes us to issue up to 10,000,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors. We may issue additional shares of Series C Preferred Stock and/or other classes of preferred shares that would rank on parity with or senior to the Series C Preferred Stock as to dividend rights or rights upon liquidation, winding up or dissolution. The creation and subsequent issuance of additional classes of preferred shares on parity with or, with the consent of the holders of the Series C Preferred Stock, senior to our Series C Preferred Stock would dilute the interests of the holders of Series C Preferred Stock and any issuance of preferred stock that is senior to the Series C Preferred Stock could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series C Preferred Stock.

You may be required to use other sources of funds to pay income taxes in respect of dividends received, or deemed to be received, on the Series C Preferred Stock in certain circumstances .

If we are required to pay dividends on the Series C Preferred Stock in shares of our common stock or additional shares of Series C Preferred Stock and such shares are not marketable at such time, you will be required to satisfy your income tax liability with respect to such dividends from other sources.

Holders of the Series C Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

Distributions paid to corporate U.S. holders of the Series C Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series C Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. We do not currently have accumulated earnings and profits. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series C Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series C Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series C Preferred Stock might decline.

Our Series C Preferred Stock is not generally convertible and purchasers may not realize a corresponding upside if the price of our common stock increases.

Our Series C Preferred Stock is not generally convertible into our common stock and earns dividends at a fixed rate. Accordingly, the market value of our Series C Preferred Stock may depend on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, our Series C Preferred Stock. Moreover, our right to redeem the Series C Preferred Stock on or after June 30, 2015 or in the event of a Change of Ownership or Control could impose a ceiling on its value.

Following a “Change of Ownership or Control” of us by a person, entity or group, we (or the acquiring entity) will have the option to redeem the Series C Preferred Stock, in whole but not in part, within 120 days after the date on which the Change of Ownership or Control has occurred for cash, at $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared), up to the redemption date. However, if we (or the acquiring entity) have not notified the holders of the Series C Preferred Stock before such an event of our intent to redeem the Series C Preferred Stock, the holders of the Series C Preferred Stock have the right to convert their Series C Preferred

Stock into shares of our common stock immediately before consummation of the Change of Ownership or Control transaction and to participate in such transaction along with the holders of our common stock. The Series C Preferred Stock is convertible at such time into an amount of common stock equal to the result of dividing the sum of the $25.00 per share liquidation preference plus the amount of any accrued but unpaid dividends up to but not including the date of the consummation of such transaction by the value of the consideration offered for each share of common stock; provided that such common stock consideration does not exceed 27.9329, which 27.9329 amount is subject to pro rata adjustments for any stock splits, subdivisions or combinations, which we refer to in our certificate of designations as the “Share Cap”.

Item 2. Properties

Other than the above-discussed assets for our new water resource management initiative, our assets primarily consist of a biomass power plant located in unincorporated Imperial County, California, which we refer to as the biomass facility. The biomass facility was originally built in 1989 and has not operated since 1994.

We own one office building comprising 10,100 usable square feet of space located in Grapevine, TX for use as our corporate headquarters. The Company also owns 23.5 acres in Washington County, Ohio, where there exists multiple buildings which serves as a corporate field office.

On July 8, 2010, Hunter Disposal acquired a lease covering 98 acres, more or less, in the county of Noble, state of Ohio. The lease term is for three years and for so long thereafter as the property is operated for the purpose of injecting salt water. On June 11, 2010, Hunter Disposal acquired a lease covering 43.365 acres, more or less, in the county of Noble, state of Ohio. The lease term is for three years and for so long thereafter as the property is operated for the purpose of injecting salt water.

Item 3. Legal Proceedings

We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the EPA and numerous other federal and state governmental agencies. From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not aware of any claims or actions pending or threatened against us, the ultimate disposition of which we believe would have a material adverse effect on us.

ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim, approximately $327,555 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering. Management is actively defending this claim and believes the Company will ultimately prevail on the merits.

Heckmann Water Resources, Plaintiff v. Hunter Disposal LLC and GreenHunter Energy, Inc., Defendants, In the Court of Common Pleas, Washington County, Ohio, Case No.120T233, filed July 16, 2012. Heckmann Water Resources alleges a breach of contract against Hunter Disposal for failure to pay for certain transportation services on behalf of Hunter Disposal. Heckmann alleges GreenHunter made representations to Heckmann that GreenHunter would make any payments on Hunter Disposal’s behalf. On February 20, 2013, Heckmann amended its complaint to state that as of the date of the amended complaint Hunter Disposal has failed to pay for services in the amount of $77,706. Hunter Disposal has recently made all disputed payments to Heckmann and the parties are currently preparing a dismissal of the complaint.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE Amex under the symbol “GRH.” The following table summarizes the high and low reported sales prices on days in which there were trades of our common stock on the NSYE MKT for each quarterly period for the last two fiscal years. On March 28, 2013, the last reported sale price of our common stock, as reported on the NYSE MKT, was $1.54 per share.

	High	Low	Average Daily Trading Volume (Shares)
2012
First Quarter	$3.66	$0.81	192,163
Second Quarter	$2.85	$1.40	54,551
Third Quarter	$2.60	$1.80	28,884
Fourth Quarter	$2.35	$1.47	47,044
2011
First Quarter	$1.28	$0.78	36,658
Second Quarter	$1.13	$0.61	12,906
Third Quarter	$1.70	$0.71	68,417
Fourth Quarter	$1.25	$0.62	78,841

Our registrar and transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. As of March 28, 2013, there were 580 record holders of our common stock.

We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of our business activities.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,396,999	$4.71	—
Equity compensation plans not approved by security holders	3,455,166	$5.28	—

Total	10,852,165	$4.89	—

Item 6. Selected Financial Data

Not required

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Prior to April 13, 2007, we were a startup company in the development stage and we reentered the development stage effective July 1, 2010. Our previous business plan was to acquire and operate a portfolio of assets in the renewable energy sectors of biodiesel, biomass, solar, wind, and geothermal. We refocused our efforts and currently have ongoing business initiatives in water management through GreenHunter Water, LLC and our subsidiary acquired last year, Hunter Disposal LLC, and biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”). The Company has begun to earn significant revenue from planned principal operations since the first quarter of 2012. Accordingly, effective January 1, 2012, the Company’s activities are no longer required to be accounted for as those of a “Development Stage Enterprise” as set forth by FASB ASC 915. It is our goal to become a leading provider of water management solutions and clean energy products as it relates to the oil and gas industry in the unconventional resource plays.

As part of this new strategic initiative, we have recently closed and entered into definitive agreements to acquire or lease acreage in the Marcellus, Utica, Mississippian Lime, Eagle Ford, and Bakken Shale areas located in Appalachia, Oklahoma, South Texas, Eastern Montana and North Dakota, respectively. We presently own and operate commercial water service facilities in Appalachia, Oklahoma, and Texas. We have the intention of developing additional commercial water service facilities for these shale plays. In addition, we have deployed a modular above-ground temporary water storage system in the Marcellus Shale and have installed and operated an onsite semi-portable water treatment facility the Appalachian region. In response to requests from current and prospective customers, we have designed and engineered and are currently fabricating our own proprietary next-generation large format modular above-ground water storage system. We have also deployed a proprietary tracking system that provides cradle-to-grave manifest tracking of oilfield water waste streams and we are evaluating a license for new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse.

We believe that our ability to successfully compete in the clean water industry depends on many factors, including the location and low cost construction of our planned facilities, execution of our acquisition strategy, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate debt and equity capital, proper and meaningful governmental support which may include tax incentives and credit enhancements, and recruitment and retention of experienced management and qualified field personnel.

Current Plan of Operations and Ability to Operate as a Going Concern

As of December 31, 2012, we had a working capital deficit of $11.1 million, which includes $2.5 million related to earlier construction activities at our Mesquite Lake Biomass Plant and $90 thousand in Series B Redeemable Debentures with recourse only against the equity interests of GreenHunter Mesquite Lake, LLC, which holds the Mesquite Lake Plant.

We have continued to experience losses from ongoing operations. These factors raised doubt about our ability to continue as a going concern. We have begun to generate significant revenues from our water management activities. We have received a number of capital advances in 2011 and 2012 from our Chairman and Chief Executive Officer in exchange for promissory notes, all of which have been repaid as of December 31, 2012. On August 15, 2011, the letter of guarantee from the Chairman and Chief Executive Officer of the company was increased for up to $2.0 million of credit support if needed to fund future operations, all of which is available as of December 31, 2012. The letter of guarantee has been extended through December 31, 2013. Subsequent to December 31, 2012, the Company issued the remaining common stock and our non-convertible 10% Series C Cumulative Preferred Stock (“10% Series C Preferred Stock”) (liquidation preference of $25.00 per share) available under its current At-The-Market registration statement. at a public offering price of $21.00 per share. The net cash proceeds received upon issuance of these securities was $5.2 million for the issuance of 221,946 shares of common stock and 265,436 shares of Series C Preferred Stock.

Along with the revenue generated from our water management activities, which includes the Hunter Disposal acquisition and the Blue Water acquisition discussed below, letter of guarantee, credit support and proceeds from the sale of our 10% Series C Preferred Stock, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternative sources, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry in the unconventional resource plays.

There can be no assurance that we will be successful in generating sufficient cash flows to fund our planned development activities related to our water management business, or that the operations of our water management business will generate sufficient cash flows to fund our ongoing operations subsequent to its development. If we are unsuccessful in raising sufficient capital to fund the development of our water management business, or if our water management business fails to generate sufficient cash flows to fund our ongoing operating needs subsequent to its development, we will be required to seek alternative financing, sell certain assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011:

Total Revenues

Our total revenue was approximately $17.1 million in 2012 compared to $1.1 million in 2011, a 1,455 percent increase. The increase is due to revenue generated from our water management operations which began in late 2011 and has increased significantly upon the acquisition of Hunter Disposal on February 17, 2012. During 2012, approximately $8.8 million was recorded in water disposal revenue, approximately $6.7 million was recorded in transportation revenue, and approximately $1.5 million was recorded in water storage and other revenue. We generated storage rental income of approximately $1.1 million during 2011. We expect our revenues, at a minimum, to remain consistent and grow in future periods as we complete new disposal locations and increase existing disposal volumes with existing capacity which will further expand our total revenue potential. We began generating revenues from our New Matamoras barge and storage facility, Ritchie Disposal Facility and our two Oklahoma disposal wells during the second half of 2012.

Our Helena well in South Texas became operational at the end of September 2012, and one of our joint venture disposal wells in South Texas, the Kennedy disposal well, became operational in January 2013. In addition, we began to recognize revenue on our two Appalachian wells acquired in November 2012, during the fourth quarter of 2012.

Operating Costs

Our operating costs were $9.5 million for the year ended December 31, 2012 and $1.1 million for the year ended December 31, 2011 an increase of 764 percent. The increase is due to operating costs incurred from our water management operations during the year for Hunter Disposal and GreenHunter Water. We expect our costs, including transportation costs to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services.

Depreciation Expense

Depreciation expense was approximately $1.9 million and approximately $190 thousand for the year ended December 31, 2012 and 2011, respectively. The increase is due to Hunter Disposal and GreenHunter Water. Our depreciation expense will continue to increase as we add disposal facilities and transportation equipment.

Impairment of Asset Value

We recorded an expense for impairment of asset value on our Mesquite Lake Biomass Project during the year ended December 31, 2012. The Company determined that it had insufficient time and resources to sufficiently develop the Mesquite Lake Biomass Project so that power could be delivered into the power purchase agreement it had secured as the revenue stream for the project before it expired on March 31, 2013. As a result, management believes the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The Company believes the fair value of the asset without a viable power purchase agreement should be its salvage value. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. We recorded no impairments during 2011.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $5.7 million and $3.3 million during the year ended December 31, 2012 and 2011, respectively. This increase is due to expansion of our business activities. We expect SG&A expense to increase in future periods as we continue to expand our water management business.

The following is a schedule of our selling, general and administrative expense for the years ended December 31,:

	2012	2011	Variance
Total personnel and related costs	$3,091,576	$1,779,497	$1,312,079
Total office and related costs	893,234	425,592	467,642
Total travel, selling and marketing	509,839	122,821	387,018
Total professional fees	957,092	927,510	29,582
Total taxes and permits	205,580	84,407	121,173

Total	$5,657,321	$3,339,827	$2,317,494

Stock Based Compensation

Stock based compensation expense was approximately $4.4 million and $818 thousand during the year ended December 31, 2012 and 2011, respectively. This increase is due to the growing number of employees as the Company’s business activities continue to expand, and the adoption of the 2010 Long-Term Incentive Compensation Plan, which provides for equity incentives to be granted to employees, officers or directors of the Company, as well as key advisors and consultants. We expect stock based compensation expense to increase in future periods as we continue to expand our water management business.

Operating Income/Loss

Our operating loss was $20.2 million and $4.3 million for the year ended December 31, 2012 and 2011, respectively. The increase in operating loss is entirely due to the impairment in asset value offset by operating income generated by our water management operations.

Other Income and Expense

Other expense was $324 thousand for the year ended December 31, 2012 as compared to an expense of $507 thousand for the year ended December 31, 2011. Interest expense was approximately $973 thousand during 2012 compared to approximately $782 thousand during 2011. During the year ended December 31, 2012, the Company recorded a gain on convertible securities of approximately $24 thousand versus a loss of $186 thousand during the year ended December 31, 2011. We expect our interest expense will continue to increase as we add overall indebtedness to fund our future expansion activities. The gain or loss on convertible securities will not continue in the future as the securities causing this item have been converted or expired.

Preferred Stock Dividends

Dividends on our preferred stock were $3.6 million for the year ended December 31, 2012, versus $679 thousand for the year ended December 31, 2011. The increase is due to the issuance of 10% Series C Preferred Stock in the period and the deemed dividends on the Series A Preferred and Series B Preferred Stock conversions of ($924) thousand and $2.6 million, respectively.

Net Loss and Net Loss Per Share

Our net loss was $17.6 million and $4.8 million for the year ended December 31, 2012 and 2011, respectively. The increase in the net loss in 2012 is entirely due to the impairment expense of $15.9 million. The net loss to common shareholders was $21.2 million during 2012 versus $5.5 million during 2011 due to the effect of the impairment expense and the deemed dividends in 2012. Net loss per share was $0.73 in 2012 versus $0.22 in 2011.

Our weighted average shares outstanding were 29.1 million and 24.7 million for the year ended December 31, 2012 and 2011, respectively, due to common shares issued for the Hunter Disposal, Blue Water and South Texas Joint Venture acquisitions and the exchange of our Series B Preferred Stock for Common Stock.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of December 31, 2012, we had cash and cash equivalents of approximately $1.8 million and a working capital deficit of $11.1 million as compared to cash and cash equivalents of $85 thousand and a working capital deficit of $13.7 million as of December 31, 2011. These decreases in cash and working capital were due to the activities described below.

Operating Activities

During 2012, operating activities used $1.5 million versus $1.6 million during 2011. Since we acquired Hunter Disposal on February 17, 2012, our cash flows from operating activities have increased. We expect cash flows from operating activities for the next twelve months will be sufficient to meet our operating needs.

Investing Activities

During the year ended December 31, 2012, we used approximately $14.0 million in cash in investing activities, principally for the acquisition of Hunter Disposal of approximately $909 thousand, Blue Water of approximately $1.9 million, Eagle Ford Hunter Water Joint Venture of $1.2 million, Virco of $258 thousand and White Top and Black Water of $446 thousand. We also used cash for capital expenditures of approximately $12.2 million for water disposal and handling facilities and equipment. We received $2.9 million from the sale of our Ocotillo wind project in 2012. In the 2011 period, our capital expenditures were approximately $1.1 million.

Financing Activities

During the year ended December 31, 2012, our financing activities provided $17.2 million compared to $871 thousand in the prior year. The cash provided during the 2012 period resulted from proceeds of $13.9 million, net of costs, for the sale of our Series C Preferred Stock, proceeds of $105 thousand from the exercise of warrants and proceeds from borrowing on notes payable of approximately $8.0 million. We made payments of notes payable of $3.5 million, paid approximately $1.4 million of dividends on our 10% Series C Preferred Stock, and paid $8 thousand in deferred financing costs during the year ended December 31, 2012.

In 2011, financing activities included $1.0 million from the issuance of common stock and warrants under our private placement offering, proceeds from borrowing on notes payable of $1.6 million, $122 thousand of which was from the Chairman and CEO, and $1.7 million in repayment of notes payable.

Investing Activities and Future Requirements

Capital Expenditures

During 2012, we invested approximately $12.2 million in capital expenditures, which primarily comprised of trucks and other equipment by our water management segment.

Forecast

For 2013, we have not adopted a formal corporate capital expenditure budget due to our current lack of capital resources. We have formulated specific project budgets and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.

Water Resource Management

We recently entered into a definitive agreement to lease approximately five surface acres, including an existing well, located in West Virginia where we have developed a commercial water service facility.

Pursuant to the terms of the acquisition agreements, the Company acquired three disposal wells and certain real property for $300,000 cash and 91,425 shares of the Company’s 10% Series C Cumulative Preferred Stock having a value of approximately $2 million. The shares of Series C Preferred Stock were issued to a small group of former shareholders of Virco.

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

We have identified additional locations for water service and disposal facilities in the Appalachia & South Texas regions and are in various stages of negotiations with the owners of these properties for purchase or lease.

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

On October 28, 2011, we secured a significant order to provide equipment rental and services which include thirty new frac tanks to an independent oil and gas company focused on Eagle Ford Shale drilling and development operations. The initial one year contract included rental and management of multiple sized fluid tanks, including 500 BBL water storage tanks, manifolds and other services.

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

Critical Accounting Policies and Other

Our significant accounting policies are disclosed in Note 3 of our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Property, Plant and Equipment

Property plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following useful lives:

Transportation equipment	5 years
Furniture, fixtures & other	5 to 7 years
Water disposal, handling and storage equipment	7 to 20 years
Land improvements	15 years
Buildings	30 years
Water disposal and handling facilities	Estimated injectable barrels over the life of the well

Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations. Water disposal and handling facilities not yet in service are not subject to depreciation while they are under construction. They will be placed in use and subject to depreciation once construction is completed.

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

During 2012, the Company determined that it had insufficient time, resources and a different business plan altogether which prevented the Company from continuing the development of the Mesquite Lake Biomass Project. As a result, management believes the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The Company believes the fair value of the asset without a viable power purchase agreement which expired on March 31, 2013 should be its salvage value. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. We recorded no impairments during 2011.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company has recently made an acquisition that has resulted in the recognition of goodwill. The carrying value of goodwill at December 31, 2012 was $3.0 million. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment test involves a two-step process; however, if after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

In the event a determination is made that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the first step of the two-step process must be performed. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company made a qualitative assessment as of December 31, 2012 and concluded it was more likely than not that any of the reporting unit’s fair values were in excess of their carrying values at that time.

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

Revenue recognition

The Company recognizes revenues in accordance with Accounting Standards Codification 605 (ASC 605 “Revenue Recognition”) and Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. The majority of the Company’s revenue results from contracts with direct customers and revenues are generated upon performance of contracted services. The Company derives the majority of its revenue from water resource management as it relates to the oil and gas industry, including transportation and disposal of fresh and salt water by Company-owned trucks to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of backflow and produced water originating from oil and gas wells. Revenues are also generated through fees charged for use of the Company’s disposal wells and from the rental of tanks and other equipment. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly rate. Rates for other services are based on negotiated rates with the Company’s customers and revenue is recognized when the services have been performed. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.

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

We have issued potentially dilutive instruments in the form of our 8% Series A Preferred Stock, Series B Preferred Stock, common stock warrants and common stock options granted to our employees. There were 14,780,440 and 22,778,356 potentially dilutive securities outstanding at December 31, 2012 and 2011, respectively. We did not include any of these instruments in our calculation of diluted loss per share during the period because to include them would be anti-dilutive due to our net loss during the periods.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of December 31, 2012.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt (a)	$13,280,751	$3,963,749	$4,779,550	$3,563,460	$973,992
Fixed-rate and variable-rate interest payments (a)	2,347,991	742,847	911,176	347,027	346,941
9% Series B Secured Redeemable Debentures (b)	98,100	98,100	—	—	—
Operating leases (c)	2,051,968	857,156	834,895	240,000	119,917

Total Contractual Obligations	$17,778,812	$5,661,852	$6,525,622	$4,150,487	$1,440,851

(a)	See Note 7 – Notes Payable, for further discussion of variable-rate terms of notes.
(b)	Assumes 9% interest over 1 year term due to its classification.
(c)	Represents future minimum lease payments for non-cancelable operating leases for property, equipment and certain office equipment.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information required to be disclosed in reports filed by us under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness described below. We were not required to have, and did not engage, an independent registered public accounting firm to audit our assessment of the effectiveness of internal control over financial reporting.

To address the material weakness described in this Item 9A, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). As a result of these procedures, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented, in conformity with US GAAP.

Limitations inherent in all controls

Our management, including the CEO and CFO, recognizes that the disclosure controls and procedures (discussed above) and internal controls over financial reporting may not prevent or detect misstatements or fraud. Any controls system, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of such limitations there is a risk that material misstatements or instances of fraud will not be prevented or detected on a timely basis by the financial reporting process. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Material Weakness

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the financial statements included in this report, management identified the following material weakness: we had a lack of sufficient, qualified personnel to design and manage an effective control environment.

Due to the lack of sufficient, qualified personnel, we did not have the appropriate level of accounting knowledge, experience and training in US GAAP to assess the completeness and accuracy of our accounting matters. In addition, we did not maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision and monitoring of accounting operations. Specifically, we did not maintain effective controls to provide reasonable assurance that monthly account reconciliations were reviewed on a timely basis and that monthly and quarterly financial information was prepared and reviewed timely. Finally, we had insufficient segregation of duties and insufficient controls that would mitigate conflicting roles within the control environment to prevent material misstatement.

Remediation Plans

We have initiated a number of steps and plan to continue to implement measures designed to improve our internal control over financial reporting and disclosure controls and procedures in order to remediate the material weakness, noted specifically above.

To remediate the material weakness in our control environment, we plan to implement certain personnel changes to establish an environment necessary to prevent or detect potential deficiencies in the preparation of our financial statements and controls to support our desired internal control over financial reporting and disclosure controls and procedures. We will implement more formalized processes and controls to identify, review and document accounting treatment of normal, recurring transactions. To implement these processes and controls related to the complete and timely evaluation of accounting issues, we will continue to add staff and/or seek assistance from outside consultants, as warranted. Accordingly, we are in the process of expanding our accounting department to respond to our recent growth. We believe that the personnel we have recently added and that we plan to add in the near future, in combination with the other initiatives explained herein, will enable us to improve the scope and quality of our internal review of accounting matters and financial reporting and remediate this material weakness.

We are realigning the responsibilities and accountability in the financial reporting process and implementing additional monitoring and detective controls to remediate the material weakness in period-end financial reporting processes. These additional controls include: realignment of duties when segregation is needed and a financial close timetable and reporting calendar by department that will be monitored by the Chief Financial Officer to ensure these reviews are completed on a timely basis to allow sufficient time for review by management and permit the timely preparation and review of monthly and quarterly financial statements.

We believe the foregoing efforts will effectively remediate the material weakness.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

GreenHunter Energy’s directors and executive officers, including their ages and current positions with us and/or certain additional information, are set forth below.

Name	Age	Positions and Offices Held
Gary C. Evans	55	Chairman
Roy E. Easley	54	Director
Julie Silcock	57	Director
Ronald H. Walker	75	Director
Jonathan D. Hoopes	45	Director, Interim CEO, President and Chief Operating Officer
Morgan F. Johnston	52	Senior Vice President, General Counsel, and Secretary
David S. Krueger	63	Vice President and Chief Financial Officer

Gary C. Evans — Chairman

Mr. Evans has served as Chairman and Chief Executive Officer of GreenHunter Energy, Inc. since December 2006. Since January 1, 2013, Mr. Evans has served solely as the Company’s Chairman of the Board. Gary C. Evans presently serves as Chairman of the Board and Chief Executive Officer of Magnum Hunter Resources Corporation (NYSE “MHR”), a Houston based oil and gas exploration and production company specializing in unconventional resource plays in North America where he has held that position since May 2009. Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources Inc. (MHRI), a NYSE listed company, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. In 2005, Mr. Evans formed Wind Hunter Energy, LLC, a renewable energy company which was subsequently acquired in December 2006 by GreenHunter Energy, Inc. (NYSE MKT: “GRH”), an emerging water resource company focusing on oil field water management and clean water technologies active in the unconventional resource plays. Mr. Evans serves as an Individual Trustee of TEL Offshore Trust, a publicly listed oil and gas trust, and is a Director of Novavax Inc., a NASDAQ listed clinical-stage vaccine biotechnology company. Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was recognized in 2013 as the Energy Industry Leader of the year. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and speaks regularly at energy industry conferences around the world on the current affairs of the oil and gas business.

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

Julie Silcock — Director

Ms. Silcock has been a Director of the Company since January 8, 2013. Ms. Silcock is Managing Director and Co-Head of Houlihan Lokey’s Investment Banking practice in the Southwest region of the U.S. She has more than 25 years of experience advising companies on M&A, equity and debt capital market transactions, private debt and equity placements, and high-yield offerings for growth-oriented companies across all industries. She joined Houlihan Lokey in March 2009 to expand its client coverage through her broad and deep relationships with CEOs and business leaders in these regions. Ms. Silcock is based in the Dallas office.

Before joining the firm, Ms. Silcock was Founder, Managing Director, and Head of Southwest Investment Banking for Citigroup Global Markets Inc. from 2000 to early 2009. From 1997 to 2000, she was a Managing Director with Donaldson, Lufkin & Jenrette’s Investment Banking Practice in Dallas, where she executed the full range of transactions for clients in the industrial, business and financial services, energy, consumer, technology, and media and telecom sectors. From 1989 to 1997, she was a Senior Managing Director at Bear Stearns & Co. in Dallas, where she focused on growth-oriented companies in the Southwest and Southeast. During the course of her career, she has led teams on initial and a series of subsequent capital market and M&A transactions for companies that have reached significant scale, including Affiliated Computer Services, Inc. (now part of Xerox Corp.), Aleris International, Inc. (taken private by TPG Capital), Brightstar Corp., Cinemark, Inc., Compaq Computer Corp. (now part of Hewlett-Packard Co.), Dean Foods Co., Outdoor Systems (now part of Clear Channel Communications Inc.), Ubiquitel, Inc. (Sprint affiliate sold to Sprint Nextel Corp.), and United Insurance Co. (now part of Aon PLC). Ms. Silcock began her career at Credit Suisse Group in New York in the Mergers and Acquisitions Group.

Ms. Silcock graduated cum laude with a B.A. from Princeton University and earned an MBA from the Stanford Graduate School of Business. She remains active with both Princeton and Stanford (Co-Chairman of Stanford’s 25th Reunion Fundraising Campaign in 2010), and is on the Board of the United States Ski and Snowboard Association, which supports Olympic athletes. She was formerly on the Board of Mesa Airlines, a publicly traded company. She is currently a member of Women Corporate Directors (WCD), an organization of women who serve on public company Boards.

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

Mr. Hoopes has served as a Director, President and Chief Operating Officer of the Company since October 1, 2009. As of January 1, 2013, Mr. Hoopes serves as the Company’s interim CEO. Mr. Hoopes is a fifteen-year veteran of Wall Street who has spent most of his professional career in the investment banking and financial services industry with a focus on the traditional and renewable energy sectors as well as the information technology sector. He has served in various capital markets, investment banking, and equity research roles at Goldman Sachs, Deutsche Bank, and UBS in New York, Hong Kong and London. Mr. Hoopes served as Managing Director at Think Equity, LLC where he led two teams of research analysts in the alternative energy and technology sectors. Mr. Hoopes also provided cross-border strategic consulting and M&A advisory services to corporate clients and private equity investors with energy technology and services interests in China. He holds an MBA in International Finance from the Wharton School and an MA in East Asian Studies from the University of Pennsylvania.

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

The guidelines provide that at least a majority of the members of the Board must be independent as required by NYSE MKT corporate governance listing standards. The Board has affirmatively determined that all directors, with the exception of Mr. Gary C. Evans, Chairman and Mr. Jonathan D. Hoopes, Interim CEO, President and COO, qualify as independent directors under these standards based on its review of all relevant facts and circumstances.

The company also has an audit committee established in accordance with the requirements of the NYSE MKT and the Securities Exchange Act of 1934, as amended. As the Company qualifies as a smaller reporting company, the audit committee is currently comprised of two independent directors: Ms. Julie E. Silcock, Chairman, and Mr. Ronald H. Walker.

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

Item 11. Executive Compensation

Summary Compensation Table.

The following table sets forth all compensation for the fiscal years ended 2012 and 2011 awarded to, earned by or paid to executive officers of the Company.

Summary Compensation Table.

Name and Principal Position	Year	Salary ($)		Deferred Comp ($)	Stock Awards ($)	Option Awards ($)		All Other Comp ($)*	Total ($)
Gary C. Evans —	2012	426,561	**		103,275	974,905		12,000	1,516,741
Chairman	2011	—		212,000		584,247	****	12,000	808,247
Jonathan D. Hoopes —	2012	294,231			19,230	243,726		12,000	569,187
President and COO	2011	254,807				233,699	****	12,000	500,506
David S. Krueger —	2012	436,616	**		81,750	97,490		5,076	620,939
VP and CFO	2011	65,384		140,674		58,425	****	2,942	267,425
Morgan F. Johnston —	2012	243,155			16,076	97,490		9,230	365,951
Sr. VP, General Counsel and Secretary	2011	203,846				87,637	****	9,173	300,656

*	This column represents the employees’ car allowance for the applicable year.
**	Mr. Evans’ compensation for 2012 includes $212,000 of deferred compensation from 2011. Mr. Krueger’s compensation for 2012 includes $140,674 of deferred compensation from 2011.
***	Mr. Evans received a stock option grant for 1,000,000 shares, vesting upon completion of certain performance criteria at an exercise price of $1.65 on February 13, 2012. Mr. Hoopes received a stock option grant for 250,000 shares, vesting upon completion of certain performance criteria at an exercise price of $1.65 on February 13, 2012. Mr. Krueger received a stock option grant for 100,000 shares, vesting over a three year period at an exercise price of $1.65 on February 13, 2012. Mr. Johnston received a stock option grant for 100,000 shares, vesting over a three year period at an exercise price of $1.65 on February 13, 2012.
****	Mr. Evans received a stock option grant for 1,000,000 shares, vesting over a three year period at an exercise price of $0.90 on April 6, 2011. Mr. Hoopes received a stock option grant for 400,000 shares, vesting over a three year period at an exercise price of $0.90 on April 6, 2011. Mr. Krueger received a stock option grant for 100,000 shares, vesting over a three year period at an exercise price of $0.90 on April 6, 2011. Mr. Johnston received a stock option grant for 150,000 shares, vesting over a three year period at an exercise price of $0.90 on April 6, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following non-incentive stock options were outstanding to the below named executives at December 31, 2012:

Name	Number of Securities underlying unexercised options exercisable	Number of Securities underlying unexercised options unexercisable	Price ($/sh)		Expiration Date
Gary C. Evans,	352,000	—	18.91		February 13, 2018
Chairman	1,000,000	—	1.96		August 26, 2019
	333,333	666,667	0.90		April 6, 2021
		1,000,000	1.65		February 13, 2022
Jonathan D. Hoopes,	100,000	100,000	1.41		December 11, 2019
President and COO	133,333	266,667	0.90		April 6, 2021
	—	250,000	1.65		February 13, 2022
David S. Krueger , Vice	550,000	—	5.00	*	May 5, 2017
President and CFO	110,000	—	18.91		February 13, 2018
	300,000	—	1.96		August 26, 2019
	33,333	66,667	0.90		April 6, 2021
	—	100,000	1.65		February 13, 2022
Morgan F. Johnston, Sr.
Vice President, General Counsel and Secretary	500,000	—	5.00	*	May 5, 2017
	110,000	—	18.91		February 13, 2018
	300,000	—	1.96		August 26, 2019
	50,000	100,000	0.90		April 6, 2021
	—	100,000	1.65		February 13, 2022

*	There was no public market for our common shares on the date of grant of the option. Accordingly, the amounts set out in this column are based upon the fair market value per common share as estimated by us as at the date of grant of the option, which was $5.00.

Director Compensation

The following compensation was paid to our independent members of the board of directors for the year ended December 31, 2012:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Roy E. Easley *	—	43,956	97,490	141,446
Ronald D. Ormand**	—	50,000	—	50,000
Ronald H. Walker**	—	50,000	—	50,000

*	Mr. Easley was not elected to the Board until February 14, 2012.
**	The Board of Directors has deferred any cash compensation payments for acting as a Board member until the Company’s performance has improved. However, Board members are receiving restricted stock payments in lieu of their annual retainer payment. Mr. Ormand, Mr. Walker and Mr. Easley received 70,731 shares of restricted common stock. The number of shares each director received was based on the market price of the stock on the date the retainer was earned.

For fiscal 2013, our directors (other than members of our management) will be entitled to receive an annual retainer of $50,000, payable quarterly, plus $1,000 per meeting of our board of directors, $500 per meeting of a committee of the board attended or $250 if such board member attends a board or committee meeting by telephone. These directors will also be reimbursed for all out-of-pocket expenses incurred in their capacities as members of the board. We will also grant new independent directors 100,000 stock options at an exercise price equal to the then market value vesting over a three year period. We currently maintain directors and officers liability insurance coverage with an aggregate policy limit of $5,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2013 held by (i) each of our directors and named executive officers; (ii) all directors and executive officers as a group; and (iii) any person (or group) who is known to GreenHunter to be the beneficial owner of more than 5% of any class of its common stock.

Unless otherwise specified, the address of each of the persons set forth is in care of GreenHunter Energy, Inc., 1048 Texan Trail, Grapevine, Texas 76051.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (9)
Common Stock	Gary C. Evans	18,200,279	(2)	51.0
Common Stock	Roy E. Easley	83,069	(3)	*
Common Stock	Julie E. Silcock	100,000	(4)	*
Common Stock	Ronald H. Walker	335,846	(5)	1.0
Common Stock	Jonathan D. Hoopes	290,518	(6)	*
Common Stock	Morgan F. Johnston	1,003,195	(7)	2.9
Common Stock	David S. Krueger	1,062,738	(8)	3.0
Common Stock	Investment Hunter, LLC	10,167,100	(2)	30.0
Common Stock	Evans Equities, LP	4,000,000	(2)	12.0
Common Stock	All officers and directors as a group (7 persons named above)	21,180,007		55.5%

*	Less than 1%.
(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of GreenHunter’s common stock.
(2)	Includes 10,167,100 shares held directly by Investment Hunter, LLC, 4,000,000 shares held directly by Evans Equities LP, and 11,800 shares held as custodian for his children. It also includes 250,000 common stock purchase warrants at an exercise price of $1.50, 250,000 common stock purchase warrants at an exercise price of $2.50, 352,000 common stock purchase options at an exercise price of $18.91 per share and 1,000,000 common stock purchase options at an exercise price of $1.96 and 333,333 common stock purchase options at an exercise price of $.90. Gary C. Evans is the manager of Investment Hunter, LLC and the general partner of Evans Equities LP and his children are the beneficial owners of each.
(3)	Includes 33,333 common stock purchase options at an exercise price of $1.65 per share.
(4)	Includes 25,000 common stock purchase warrants at an exercise price of $1.50, 25,000 common stock purchase warrants at an exercise price of $2.50
(5)	Includes 100,000 common stock purchase options at an exercise price of $10.00 per share and 100,000 common stock purchase options at an exercise price of $1.96 per share.
(6)	Includes 100,000 common stock purchase options at an exercise price of $1.41 per share and 133,333 common stock purchase options at an exercise price of $.90.
(7)	Includes 500,000 common stock purchase options at an exercise price of $5.00 per share, 110,000 common stock purchase options at an exercise price of $18.91 per share, 300,000 common stock purchase options at an exercise price of $1.96 per share, 50,000 common stock purchase options at an exercise price of $.90 per share, 33,000 common stock purchase options at an exercise price of $1.65 per share.
(8)	Includes 550,000 common stock purchase options at an exercise price of $5.00 per share, 110,000 common stock purchase options at an exercise price of $18.91 per share, 300,000 common stock purchase options at an exercise price of $1.96 per share, 33,333 common stock purchase options at an exercise price of $.90 per share, 33,000 common stock purchase options at an exercise price of $1.65 per share.
(9)	A total of 33,444,445 shares of GreenHunter Energy’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner below, any options exercisable or securities convertible into common within 60 days have been included in the denominator.

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

Transactions with Management and Others

On September 29, 2010 and December 30, 2010, we entered into a promissory note with Mr. Gary C. Evans, our Chairman, for $600,000 and $260,000, respectively, due on October 31, 2010 and January 1, 2011, respectively, at an interest rate of 10.0%. On May 6, 2011, we borrowed an additional $100,000 from our Chairman and the two existing promissory notes were combined into one promissory note with the additional borrowing and extended to December 31, 2011, with a total balance of $960,000. On June 21, 2011, $500,000 of the $960,000 principal balance of 10.0% promissory note due to our Chairman was converted into 250,000 units comprised of two shares of common stock and two common stock warrants that are immediately exercisable and expire on January 31, 2014, one with an exercise price of $1.50 and another with an exercise price of $2.50 per share at a price of $2.00 per unit.

We have also entered into an additional promissory note due to our Chairman for $570,000 due on December 31, 2011 at an interest rate of 14.0%. On November 28, 2011, the interest rate on the 10% promissory note was increased to 14.0%, retrospectively effective January 1, 2011. The promissory notes were also amended to provide Mr. Evans the right to convert the promissory notes into shares of our common stock with a conversion price equal to the closing price of the common stock on the day prior to his election to convert.

In 2011, we obtained accounting services (unrelated to those provided by our independent registered accounting firm) for a fee and provided office space and services for a fee to Magnum Hunter Resources Corporation, an entity for which our Chairman is a director, officer and major stockholder and of which one of our other directors, Ronald D. Ormand, is a director and officer. Also during 2011, we earned storage revenue for providing water storage tanks for lease to Triad Hunter, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation.

On October 13, 2011, we entered into an agreement to sell one of our office buildings in Grapevine, Texas, for $1.7 million to Magnum Hunter Resources Corporation. We recognized a gain of approximately $458 thousand on the sale of the building. A portion of the proceeds was used to reduce our note payable due November 30, 2017, by $1.4 million on the closing date.

On February 17, 2012, we closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a former wholly owned subsidiary of Triad Hunter LLC. Triad Hunter LLC, is a wholly owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party.

Item 14. Principal Accounting Fees and Services

	For the Year Ended December 31,
	2012	2011
Audit (a)	$393,600	$186,800
Audit related fees (b)	58,955	—
Tax preparation fees	—	—
All other fees	—	—

TOTAL	$452,555	$186,800

(a)	Includes fees paid to Hein & Associates LLP for our annual audit and quarterly reviews and services in connection with our filing of registration statements.
(b)	Includes fees paid to Hein & Associates LLP for audit services related to acquisitions.

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

Item 15. Exhibits and Financial Statement Schedules

(a) Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GreenHunter Energy, Inc.

We have audited the accompanying consolidated balance sheets of GreenHunter Energy, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHunter Energy, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

April 5, 2013

GREENHUNTER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,765,642	$84,823
Accounts receivable, net of allowance of $154,240 and $0, respectively	4,226,244	63,049
Related party accounts receivable	2,146,839	204,762
Prepaid expenses and other current assets	318,807	218,357

Total current assets	8,457,532	570,991
FIXED ASSETS:
Land and improvements	1,596,232	717,658
Buildings	2,584,201	1,674,827
Water facilities, equipment, and other fixed assets	26,625,281	1,602,603
Biomass project, net of impairment of $15,873,013 and $0, respectively	2,000,000	17,468,132
Accumulated depreciation	(2,398,394)	(570,552)
Construction in progress – water projects	11,002,911	—

Net fixed assets	41,410,231	20,892,668
OTHER ASSETS:
Deferred financing costs, net of amortization of $0 and $253,705, respectively	—	254,285
Goodwill	2,976,527	—
Other non-current assets	10,936	1,448,136

Total assets	$52,855,226	$23,166,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$4,053,749	$6,435,759
Accounts payable and accrued liabilities	11,169,896	3,259,279
Accounts payable to a related party	1,738,387	—
Accounts payable related to biomass project	2,477,828	4,319,349
Dividends payable	—	168,461
Deferred revenue – related party	65,925	65,925
Asset retirement obligation—current	100,100	—
Convertible securities	—	23,857

Total current liabilities	19,605,885	14,272,630
NON-CURRENT LIABILITIES:
Notes payable, less current portion	9,317,003	2,076,119
Asset retirement obligation	822,286	—

Total liabilities	29,745,174	16,348,749
COMMITMENTS AND CONTINGENCIES (Notes 1 and 12)
STOCKHOLDERS’ EQUITY:
Series A 8% convertible preferred stock, $.001 par value, $0 and $1,327 stated value, 0 and 5,978 issued and outstanding for both periods, and liquidation preference of $0 and $8,102,516, at December 31, 2012 and 2011, respectively	—	7,934,055
Series B convertible preferred stock, $.001 par value, $1,000 stated value, 0 and 9,802 issued and outstanding and liquidation preference of $0 and $9,802,000 at December 31, 2012 and 2011, respectively	—	9,802,000
Series C preferred stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 1,561,144 and 0 issued and outstanding and liquidation preference of $39,028,600 and $0, at December 31, 2012 and 2011, respectively	32,825,967	—
Common stock, $.001 par value, 90,000,000 shares authorized, 33,120,483 and 26,177,989 issued and outstanding, respectively	33,120	26,178
Additional paid-in capital	116,832,776	94,677,525
Accumulated deficit	(126,355,883)	(105,187,531)
Treasury stock, at cost, 1 and 13,985 shares, respectively	(15)	(208,983)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	23,110,052	6,817,331

Total liabilities and stockholders’ equity	$52,855,226	$23,166,080

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011
REVENUES:
Water disposal revenue	$8,810,173	$—
Transportation revenue	6,722,055	—
Storage rental revenue and other	1,537,865	1,105,340

Total revenues	17,070,093	1,105,340

COST OF SERVICES PROVIDED:
Cost of services provided	9,501,438	1,065,154
Project costs	—	3,316
Depreciation and accretion expense	1,870,809	189,656
Loss on impairment of biomass project	15,873,013	—
Stock based compensation	4,367,604	818,269
Selling, general and administrative	5,657,322	3,339,827

Total costs and expenses	37,270,186	5,416,222

OPERATING LOSS	(20,200,093)	(4,310,882)
OTHER INCOME (EXPENSE):
Interest and other income	15,317	461,213
Interest, amortization and other expense	(973,262)	(781,791)
Gain on sale of assets	3,000	—
Gain on settlements of payables	403,011	—
Gain on debt extinguishment	204,501	—
Unrealized gain (loss) on convertible securities	23,857	(185,944)

Total other expense	(323,576)	(506,522)

Net loss before taxes	(20,523,669)	(4,817,404)
Income tax expense	(5,000)	—

Loss from continuing operations	(20,528,669)	(4,817,404)
Gain on disposal of discontinued operations	2,936,500	—

Net Loss	(17,592,169)	(4,817,404)
Preferred stock dividends	(1,926,723)	(679,106)
Gain on Series A Preferred Stock conversion	923,565	—
Deemed dividend on Series B Preferred Stock conversion	(2,573,025)	—

Net loss to common stockholders	$(21,168,352)	$(5,496,510)

Weighted average shares outstanding, basic and diluted	29,082,343	24,669,783

Net loss per share from continuing operations, basic & diluted	$(0.83)	$(0.22)

Net earnings per share from discontinued operations, basic & diluted	$.10	$—

Net loss per share, basic & diluted	$(0.73)	$(0.22)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2011 TO DECEMBER 31, 2012

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Unearned Shares in KSOP	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2011	$8,232,234	$10,575,000	$—	$22,577	$88,968,451	$(99,691,021)	$(336,285)	$(225,913)	$7,545,043

Transfer accumulated preferred dividends to stated value	682,700	—	—	—	—	—	—	—	682,700
Share based payments	—	—	—	3	818,269	—	—	—	818,272
Issued shares of common stock and warrants for cash	—	—	—	1,045	1,037,055	—	—	—	1,038,100
Issued shares of common stock for 40IK matching contribution	—	—	—	229	455,878	—	—	—	456,107
Dividends on preferred stock	—	—	—	—	—	(679,106)	—	—	(679,106)
Issued shares of common stock and warrants upon conversion of shares of Series A Preferred Stock	(980,879)	—	—	772	1,607,870	—	—	—	627,763
Issued shares of common stock and warrants upon conversion of shares of Series B Preferred Stock	—	(773,000)	—	773	1,308,173	—	—	—	535,946
Issued shares of common stock and warrants upon conversion of $500,000 in principal of the promissory note payable with a related party	—	—	—	500	499,500	—	—	—	500,000
Issued treasury shares for payment of services	—	—	—	—	(117,392)	—	127,302	—	9,910
Issued shares of common stock for payment of executive salary	—	—	—	147	99,853	—	—	—	100,000
Issued shares of common stock per asset purchase agreement	—	—	—	132	(132)	—	—	—	—
Net loss	—	—	—	—	—	(4,8 17,404)	—	—	(4,817,404)

BALANCE, DECEMBER 31, 2011	7,934,055	9,802,000	—	26,178	94,677,525	(105,187,531)	(208,983)	(225,913)	6,817,331
Transfer accumulated preferred dividends to stated	690,945	—	—	—	—	—	—	—	690,945
Convert Series A Preferred to Series C Preferred and gain on conversion	(8,625,000)	—	7,701,435	—	—	923,565	—	—	—
Share based payments	—	—	—	1,328	4,157,308	—	208,968	—	4,367,604
Issued shares of Series C Preferred Stock and common stock in Hunter Disposal acquisition	—	—	2,200,000	1,847	3,303,786	—	—	—	5,505,633
Issued shares of common stock upon exercise of warrants	—	—	—	70	104,930	—	—	—	105,000
Dividends on preferred stock	—	—	—	—	—	(1,926,723)	—	—	(1,926,723)
Issued shares of Series C Preferred Stock in Virco acquisition	—	—	1,970,209	—	—	—	—	—	1,970,209
Issued shares of Series C Preferred Stock and common stock in Blue Water acquisition	—	—	500,000	248	512,855	—	—	—	1,013,103
Issued shares of Series C Preferred Stock and common stock for joint venture agreement	—	—	400,000	242	465,302	—	—	—	865,544
Issued shares of Series C Preferred Stock and common stock in White Top Black Water acquisition	—	—	787,200	590	954,655	—	—	—	1,742,445
Issued shares of Series C Preferred Stock and common stock for cash	—	—	13,657,774	167	283,840	—	—	—	13,941,781
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	—	—	5,609,349	—	—	—	—	—	5,609,349
Convert Series B Preferred Stock to common stock	—	(9,802,000)	—	2,450	12,372,575	(2,573,025)	—	—	—
Net loss	—	—	—	—	—	(17,592,169)	—	—	(17,592,169)

BALANCE, DECEMBER 31, 2012	$—	$—	$32,825,967	$33,120	$116,832,776	$(126,355,883)	$(15)	$(225,913)	$23,110,052

See accompanying notes to consolidated financial statements

GREENHUNTER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,592,169)	$(4,817,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,870,809	189,656
Impairment of biomass project	15,873,013	—
Non-cash stock-based compensation	4,367,604	818,269
Amortization of deferred financing costs	262,304	91,666
Gain on sale of assets	(2,939,500)	(454,677)
Unrealized (gain) loss from change in fair value of convertible securities	(23,857)	185,944
Gain on settlements of payables	(403,011)	—
Gain on extinguishment of debt	(204,501)	—
Changes in operating assets and liabilities:
Accounts receivable	(732,722)	(114,059)
Related party accounts receivable	269,439	(204,762)
Prepaid expenses and other current assets	(139,689)	61,371
Accounts payable and accrued liabilities	(2,100,180)	2,674,985

Net cash used in operating activities	(1,492,460)	(1,569,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,209,304)	(1,096,004)
Cash paid in acquisitions, net of cash received of $1.3 million	(4,712,094)	—
Proceeds from sale of assets	2,939,500	1,698,969
Change in other assets	—	(2,000)

Net cash (used in) provided by investing activities	(13,981,898)	600,965

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	14,998,516	1,038,100
Commissions and fees paid on stock issuances	(1,056,735)	—
Proceeds from exercise of warrants	105,000	—
Proceeds from notes payable	7,999,536	1,637,905
Payment of notes payable	(3,478,882)	(1,723,654)
Preferred stock dividend paid	(1,404,239)	—
Payment of deferred financing costs	(8,019)	(80,953)

Net cash provided by financing activities	17,155,177	871,398

CHANGE IN CASH	1,680,819	(96,648)
CASH, beginning of period	84,823	181,471

CASH, end of period	$1,765,642	$84,823

Cash paid for interest	$657,858	$271,651

NON-CASH TRANSACTIONS:
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	$5,609,349	$—

Transfer accumulated preferred dividends to stated value	$690,945	$682,700

Issued shares of common stock for acquisitions	$5,239,524	$—

Issued shares of Series C Preferred Stock for acquisitions	$5,857,409	$—

Issued shares of common stock upon conversion of Series B Preferred Stock	$9,802,000	$—

Issued shares of Series C Preferred Stock upon exchange of Series A Preferred Stock	$7,701,435	$—

Issued shares of common stock for 401K matching contribution	$—	$456,107

Shares of common stock and warrants issued upon conversion of shares of Series A Preferred Stock and Series B Preferred Stock	$—	$1,753,879

Shares of common stock and warrants issued upon conversion of principal on promissory note with a related party	$—	$500,000

Deemed dividend on conversion of Series B Preferred Stock to common stock	$2,573,025	$—

Accrued capital expenditures	$6,583,851	$19,040

Capital additions from acquisitions	$18,886,787	$—

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

Nature of Operations

Our business plan is to acquire businesses, develop projects, and operate assets involved in the clean water business as it relates to the oil and gas industry in the unconventional oil and natural gas resource plays. We had previously structured our business to become a leading provider of clean energy products offering industrial, business, and residential customers the opportunity to purchase and utilize clean energy generated from renewable sources. We have refocused our efforts beginning in 2011 on clean water management systems and services. Management has identified a significant unmet need and market opportunity in the area of clean water management as it relates to unconventional oil and natural gas resource plays in the energy industry.

On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008 but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. On August 19, 2009 we entered into a power purchase agreement with a major public utility based in Southern California. During 2012, the Company determined that it had insufficient time resources and a different business plan altogether which prevented the Company from continuing the development of the Mesquite Lake Biomass Project. As a result, management believes the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The Company believes the fair value of the asset without a viable power purchase agreement which expired on March 31, 2013 should be its salvage value. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. We recorded no impairments during 2011.

Our Wind Energy segment remained in the development stage prior to the sale of the rights we held to potential wind energy farm locations in California to operate and gather data produced from wind measurement equipment located on these sites. The sale of these rights for $2.9 million was finalized during 2012 and is reflected as discontinued operations. See Note 5 – Discontinued Operations.

Current Plan of Operations and Ability to Operate as a Going Concern

As of December 31, 2012, we had a working capital deficit of $11.1 million which includes $2.5 million related to earlier construction activities at our Mesquite Lake Biomass Plant.

We have continued to experience losses from ongoing operations. This raises doubt about our ability to continue as a going concern. We received a number of capital advances in 2011 and 2012 from our Chairman in exchange for promissory notes, all of which have been repaid through December 31, 2012. On August 15, 2011, the letter of guarantee from the Chairman of the Company was increased for up to $2.0 million of credit support if needed to fund future operations, all of which is available as of December 31, 2012. The letter of guarantee has been extended to December 31, 2013.

We have begun to generate revenue from our water management activities. Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect the revenue generated from our water management activities, which includes the White Top and Black Water acquisitions, the Hunter Disposal acquisition, the Blue Water acquisition, the Virco acquisition, our South Texas Water Joint Venture and other capital projects in Appalachia, South Texas and other regions, letter of guarantee, credit support and proceeds from sales of our 10% Series C Preferred Stock, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Subsequent to December 31, 2012, the Company issued the remaining common stock and our non-convertible 10% Series C Cumulative Preferred Stock (“10% Series C Preferred Stock”) (liquidation preference of $25.00 per share) available under its current At-The-Market registration statement at a public offering price of $21.00 per share. The net cash proceeds received upon issuance of these securities was $5.2 million for the issuance of 221,946 shares of common stock and 265,436 shares of Series C Preferred Stock. Planned capital expenditures are wholly dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the development of our water management projects so that we can begin to generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry.

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

NOTE 2. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of GreenHunter Energy, Inc. and our wholly-owned subsidiaries, Hunter Disposal, LLC, GreenHunter Water, LLC, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), Hunter Hauling, LLC (“Hunter Hauling”), Eagle Ford Water Hunter Joint Venture (“Eagle Ford Water”), GreenHunter Wind Energy, LLC (“Wind”), Little Muskingum Drilling, LLC (“Virco”), Virco Realty, Inc, (“Virco”), White Top Oilfield Construction, LLC (“White Top”) and Black Water Services, LLC (“Black Water”). All significant intercompany transactions and balances have been eliminated. All significant intercompany transactions and balances have been eliminated.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available at the date of the financial statements. Therefore, actual results could differ materially from those estimates. Significant estimates include the allocation of purchase price to assets and liabilities acquired, allowance for doubtful accounts receivable, asset retirement obligations, fair value of stock-based compensation, contingent liabilities and the assessment of assets for impairment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. At times, we have cash deposits in excess of federally insured limits.

Accounts Receivable

Accounts receivable consists of water disposal, transportation, storage and other revenue from rental of our water storage tanks. We review accounts receivable periodically and reduce the carrying amount with a valuation allowance that reflects our best estimate of the amount that may not be collectible. The allowance deemed necessary was $154 thousand and $0 thousand as of December 31, 2012 and 2011, respectively. Bad debt expense was $144 thousand and $0 for the year ended December 31, 2012 and 2011, respectively.

Fixed Assets

Fixed assets are stated at cost. The following is a schedule of our fixed assets as of December 31,:

	2012	2011
Land and improvements	$1,596,232	$717,658
Buildings	2,584,201	1,674,827
Water facilities equipment and other fixed assets
Water disposal and handling facilities	15,981,366	100,466
Water disposal and handling facilities not yet in service	11,002,911	—
Transportation equipment	8,246,376	1,018,237
Movable storage equipment	1,663,646	—
Furniture, fixtures & other	733,893	483,900

	2012	2011
Total plant, equipment and other	37,628,192	1,602,603

Biomass project, net of impairment (in 2012)	2,000,000	17,468,132

Total fixed assets	43,808,625	21,463,220
Less: Accumulated depreciation	(2,398,394)	(570,552)

Net fixed assets	$41,410,231	$20,892,668

Depreciation is computed using the straight-line method based on the following useful lives:

Transportation equipment	5 years
Furniture, fixtures & other	5 to 7 years
Water disposal, handling and storage equipment	7 to 20 years
Land improvements	15 years
Buildings	30 years
Water disposal and handling facilities	Estimated injectable barrels over the life of the well

Depreciation expense of $1.9 million and $190 thousand was recorded for the years ending December 31, 2012 and 2011, respectively. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.

Water disposal and handling facilities not yet in service totaling $11.0 million were assets not being depreciated at December 31, 2012, as they were not in use. They will be placed in use and subject to depreciation once construction is completed. Items in Water disposal and handling facilities not yet in service are not subject to depreciation while they are under construction.

We acquired transportation equipment under capital leases with the Black Water and White Top acquisitions on December 31, 2012 totaling $1,203,350, which are included in transportation equipment above.

Deferred Financing Costs

Costs incurred in connection with issuing debt are capitalized and amortized as an adjustment to interest expense over the term of the debt instrument using the interest method. Deferred financing costs are related to the Series B debentures, which are in default and are classified as current liabilities. During 2012, we have exchanged for Series C Preferred Stock all but $90 thousand of these obligations, and the related deferred financing costs were written off at that time.

Other Non-Current Assets

Other non-current assets at December 31, 2012 and 2011 included the following (in thousands):

	2012	2011
Power Purchase Agreement	$—	$1,396
Deposits and other non-current assets	11	52

Total	$11	$1,448

The power purchase agreement oil deposits of $50,000 were related to the Biomass facility and were written off and included in the impairment expense recorded in 2012, along with a related accrued liability of $1,096,000, for a net impairment of $350,000 included in our impairment expense of $15.9 million.

Impairments

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare our estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. During 2012, the Company determined that it had insufficient time and resources to sufficiently develop the Mesquite Lake Biomass Project so that power could be delivered into the power purchase agreement it had secured as the revenue stream for the project before it expired on March 31, 2013. As a result, management believes the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The Company believes the fair value of the asset without a viable power purchase agreement should be its salvage value. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million, a level three measurement in the fair value valuation hierarchy. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million, including $50 thousand of other current assets are $350 thousand of other non-current assets (net of related accrued liabilities). The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. We recorded no impairments during 2011.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company has recently made an acquisition that has resulted in the recognition of goodwill. The carrying value of goodwill at December 31, 2012 was $3.0 million. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The goodwill impairment test involves a two-step process; however, if after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

In the event a determination is made that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the first step of the two-step process must be performed. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company made the first step of the goodwill impairment test as of December 31, 2012 and concluded that the fair value of the reporting unit exceeded its carrying amount and that goodwill of the reporting unit did not need to be impaired at December 31, 2012. likely than not that any of the reporting unit’s fair values were in excess of their carrying values at that time.

Asset Retirement Obligations

The Company accounts for asset retirement obligations based on the guidance of ASC 410 which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. During 2012, we recorded an estimate of the asset retirement obligation on our disposal wells acquired and drilled based on estimated costs to plug and abandon these wells and an analysis of the capacity of the water disposal wells to accept fluid and the effect on useful lives and well plugging cost estimates, a level three measurement in the fair value valuation hierarchy. The following table summarizes the Company’s asset retirement obligation transactions during the year ended December 31, 2012. We had no retirement obligation for the year ended December 31, 2011.

December 31, 2012
Asset retirement obligation at beginning of period	$—
Assumed in Hunter Disposal acquisition	27,355
Assumed in Blue Water acquisition	220,410
Assumed in Virco acquisition	300,210
Liabilities incurred on new wells	133,479
Liabilities settled	—
Accretion expense	43,085
Revision in estimated liabilities	197,847

Asset retirement obligations at end of period	922,386
Less: current portion	(100,100)

Non-current portion of asset retirement obligation	$822,286

Repairs and Maintenance

We charge the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification 605 (ASC 605 “Revenue Recognition”) and Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. The majority of the Company’s revenue results from contracts with direct customers and revenues are generated upon performance of contracted services. The Company derives the majority of its revenue from water resource management as it relates to the oil and gas industry, including transportation and disposal of fresh and salt water by Company-owned trucks to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of backflow and produced water originating from oil and gas wells. Revenues are also generated through fees charged for use of the Company’s disposal wells and from the rental of tanks and other equipment. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly rate. Rates for other services are based on negotiated rates with the Company’s customers and revenue is recognized when the services have been performed. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.

Concentration of Customer Risk

Three of the Company’s customers comprised 61% of the Company’s consolidated revenues for the year ended December 31, 2012 and 60% of the Company’s consolidated accounts receivable at December 31, 2012 consisted of accounts receivable due from three customers. In 2011, the majority of our customer base consisted of related parties and affiliates.

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

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with ASC 740, Income Taxes.

We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than fifty percent likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

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

The following table shows assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 and the input categories associated with those assets and liabilities.

Fair value measurements on a recurring basis December 31, 2012
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$—

Total liabilities at fair value	$—	$—	$—

Fair value measurements on a recurring basis December 31, 2011
	Level 1	Level 2	Level 3
Convertible securities	$—	$—	$23,857

Total liabilities at fair value	$—	$—	$23,857

The significant assumptions used in calculating the fair values of the convertible securities in 2011 were a present value factor of 99.84%, a probability of occurrence of a dilutive event of 0.1%, and a volatility of 80.0%

The following schedule shows the changes in fair value measurements during the year ended December 31, 2012:

Fair market value as of December 31, 2011	$(23,857)
Unrealized loss from change in fair market value	—
Fair market value of derivatives settled upon conversion of Preferred Stock to common shares	23,857

Fair market value as of December 31, 2012	$—

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

Income or Loss Per Common Share

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

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the years ended December 31, 2012 and 2011, as their effects would have been anti-dilutive.

	December 31,
	2012	2011
Stock options	10,827,165	8,826,500
Warrants	3,020,000	3,549,047
Convertible debentures	53,275	6,486,917
Convertible promissory notes	880,000	1,022,148
Preferred Stock (Series A and B)	—	2,893,744

Total	14,780,440	22,778,356

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of December 31, 2012 would be 24,091,728 common shares.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in this update provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendment does not change the requirement to perform the second step of the interim goodwill impairment test to measure the amount of an impairment loss, if any, if the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us was the annual period starting January 1, 2012. The adoption of this amendment did not have a material effect on the Company’s financial statements.

NOTE 5. DISCONTINUED OPERATIONS

On October 11, 2012, we received a cash payment of $2.9 million as consideration for the sale of the assets of GreenHunter Wind Energy, LLC, consisting of our Ocotillo wind project. The divestiture of our interests in this project resulted in a gain of $2.9 million, and is reflected as income from discontinued operations.

The following table provides summarized income statement information related to GreenHunter Wind Energy’s discontinued operations for the year ended December 31, 2012:

	2012	2011
Gain on disposal of discontinued operations	$2,936,500	$—

Income from discontinued operations, net of taxes	$2,936,500	$—

NOTE 6. ACQUISITIONS AND DIVESTITURES

White Top and Black Water

On December 31, 2012, we completed an acquisition of two oilfield water service and construction companies that provide services to oil and natural gas producers in the Eagle Ford Shale. The two entities, White Top Oilfield Construction, LLC (“White Top”) and Black Water Services, LLC (“Black Water”), with common management, have been providing services since 2008 to operators active in the Eagle Ford Shale play of South Texas. Combined assets include vacuum water trucks, dump trucks, drilling rig wash trailers and heavy equipment. Located in Louise, Wharton County, Texas. White Top and Black Water service E&P operators predominantly concentrated in the Texas Counties of Gonzales, Karnes and DeWitt.

Pursuant to the terms of the acquisition agreements, the companies were acquired for an aggregate $1,200,000 cash, 41,000 shares of the Company’s 10% Series C Preferred Stock and 589,657 shares of the Company’s common stock. The shares of Series C Preferred Stock and common stock are to be issued to a small group of former shareholders of White Top and Black Water. The shares of Series C Preferred Stock are generally not convertible into or exchangeable for any of the Company’s other property or securities except that the shares of Series C Preferred Stock are convertible into shares of the Company’s common stock under certain circumstances in connection with a change of ownership or control transaction. $450,050 of the cash price was paid on December 31, 2012 and the balance of the cash price, $750,000, was paid in January 2013. There are certain post closing adjustments which may effectively lower the purchase price and are still being evaluated.

The acquisition of White Top and Black Water was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. All valuations of assets, including assessment of identifiable intangibles, and liabilities assumed are preliminary and subject to further review and adjustment. The following table summarizes the preliminary purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition as determined as of December 31, 2012:

Fair value of consideration transferred:
Cash paid at closing December 31, 2012	$450,050
Cash paid in January 2013	750,000
589,657 shares of common stock issued at $1.62 per share	955,244
41,000 shares of 10% Series C Preferred Stock, stated value of $25 per share, issued at $20.00 per share	787,200

Total	$2,942,494

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$809,752
Land	70,760
Field equipment	2,363,480
Goodwill	2,976,526
Debt assumed	(3,278,024)

Total	$2,942,494

Working capital acquired (assumed):
Cash	$3,787
Accounts receivable	2,460,792
Accounts payable & accrued expenses	(1,654,827)

Total working capital acquired	$809,752

The goodwill recognized is attributable to White Top and Black Water’s assembled workforce and the premium associated with the opportunity to further diversify the Company’s operations and service offerings.

Virco

On November 2, 2012, we acquired two water disposal wells, land, buildings and equipment from two entities, Little Muskingum Drilling, LLC, and Virco Realty, Inc., (collectively “Virco”) for $300,000 in cash and 91,425 shares of our Series C Preferred Stock having a fair value of $1,970,209 on the acquisition date. The shares of Series C Preferred Stock were issued to a small group of former shareholders of Virco.

The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition as determined as of December 31, 2012:

Fair value of consideration transferred:
Cash paid	$300,000
91,425 shares of Series C Preferred Stock (stated value of $25 per share) at the $21.55 per share closing price on November 2, 2012	1,970,209

Total	$2,270,209

Amounts recognized for assets acquired and liabilities assumed:
Cash	$41,599
Accounts receivable	223,247
Accounts payable	(4,960)
Disposal wells	778,953
Trucks and equipment	131,580
Land and buildings	1,400,000
Asset retirement obligation	(300,210)

Total	$2,270,209

Hunter Disposal

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our Series C Preferred Stock with a stated value of $100 per share or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water.

The acquisition of Hunter Disposal was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. The following table summarizes the purchase price and the estimated fair values of the net assets acquired at the date of acquisition:

Fair value of consideration transferred:
Cash paid	$2,200,000
1,846,722 shares of common stock issued on February 17, 2012 at $1.79 per share	3,305,632
88,000 shares of Series C Preferred Stock at stated value of $25 per share	2,200,000
10% Convertible Promissory note	2,200,000

Total	$9,905,632

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$1,175,197
Disposal wells	6,263,078
Land and improvements	13,776
Field equipment (excluding disposal wells)	2,466,500
Office and admin assets	3,500
Deposits	10,936
Asset retirement obligation	(27,355)

Total	$9,905,632

Working capital acquired (assumed):
Cash	$1,290,775
Accounts receivable	2,945,003
Prepaid expense	13,641
Accounts payable & accrued expenses	(3,074,222)

Total working capital acquired	$1,175,197

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

The acquisition of Blue Water was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition as determined as of September 30, 2012:

Fair value of consideration transferred:
Cash paid	$1,440,085
247,876 shares of common stock issued on June 29, 2012 at $2.07 per share	513,103
20,000 shares of Series C Preferred Stock at stated value of $25 per share	500,000
Improvements made during option period	458,170

Total	$2,911,358

Amounts recognized for assets acquired and liabilities assumed:
Disposal wells and equipment	3,131,768
Asset retirement obligation	(220,410)

Total	$2,911,358

On May 18, 2012, we entered into a definitive joint venture agreement to develop seven salt water disposal wells in Gonzalez, Karnes, DeWitt, Frio and La Salle Counties in South Texas. These new wells are and will be strategically located in the heart of the Eagle Ford Shale Play. On May 21, 2012, we closed on the rights to two of the wells and on June 8, 2012, we closed on the rights to two more of the wells. The total acquisition cost of the rights to the four wells was $2.1 million, consisting of $1.2 million in cash, 16,000 shares of our Series C Preferred Stock, and 242,471 shares of our common stock. On June 30, 2012, we also agreed to pay $150,000 for drilling permits on the final three wells, which can be offset against our $1.5 million cost (on the same basis as the first four wells) to acquire rights to the remaining three joint venture wells should we decide to close on that part of the agreement. The $150,000 was refunded to us in September 2012 because of difficulty in securing the necessary permits from the Railroad Commission of Texas. The development of the final three wells has been suspended at this time. We have completed development of the initial four wells in the venture, the first of which became operational in January 2013.

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the years ended December 31, 2012 and 2011, as if the acquisition of Hunter Disposal, along with transactions necessary to finance the acquisition, had occurred on January 1, 2011. White Top, Black Water and Virco were not included as we are still in the process of gathering information needed to make a meaningful presentation. Blue Water was not included as there are no historical operations. The pro forma information includes the effects of adjustments for interest expense, dividends and depreciation expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	For the Year Ended December 31,
	2012	2011
Total operating revenue	$19,429,180	$14,017,398
Total operating costs and expenses	39,429,264	15,877,389

Operating loss	(20,000,084)	(1,859,991)
Interest expense and other	(351,565)	(827,603)

Net loss before taxes	(20,351,649)	(2,687,594)
Income tax expense	(5,000)	—

Loss from continuing operations	(20,356,649)	(2,687,594)
Gain from discontinued operations, net of taxes	2,936,500	—

Net loss	(17,420,149)	(2,687,594)

Dividends on preferred stock	(3,604,905)	(899,106)

Net loss attributable to common stock holders	$(21,025,054)	$(3,586,700)

Net loss per share, basic & diluted	$(0.72)	$(0.14)

NOTE 7. NOTES PAYABLE

Notes Payable at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Notes payable for insurance premiums due in monthly installments through July, 2013, weighted average 6.73% fixed rate	$127,090	$77,072
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, net of discount of $0 and $19,923 at December 31, 2012 and 2011, respectively	90,000	5,281,884
Note payable to related party due December 31, 2012, 14%	—	889,269
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% variable rate	1,415,582	1,447,888
Notes payable collateralized by equipment due in monthly installments through December 9, 2014 to August 17, 2017, various rates described below	5,140,056	815,765
Note payable collateralized by real estate due in monthly installments through December 28, 2032, 4.25% variable rate	1,120,000	—
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	2,200,000	—
Promissory notes assumed in acquisition secured by accounts receivable, inventory and equipment due on demand on, maturing January 25, 2013 and February 10, 2013, 7% fixed rate, which are now in default	942,774	—
Note payable assumed in acquisition collateralized by building due in monthly installments maturing January 13, 2022, 15.49% fixed rate	30,217	—
Note payable assumed in acquisition collateralized by real estate due in monthly installments maturing September 1, 2026, 6% variable rate	45,419	—
Note payable assumed in acquisition collateralized by equipment due in monthly installments maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	501,723	—
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08%	1,528,198	—
Note payable assumed in acquisition due to a factoring company as part of an accounts receivable factoring arrangement, effective interest rate of 20.4%	229,693	—

	13,370,752	8,511,878

Less: current portion	(4,053,749)	(6,435,759)

Total Long-Term Debt	$9,317,003	$2,076,119

The following table presents the approximate annual maturities of debt and capital lease obligations as of December 31, 2012:

2013	$4,053,749
2014	2,840,542
2015	1,939,009
2016	1,781,803
2017	1,781,657
Thereafter	973,992

$13,370,752

Debt Covenants

The terms of the Company’s obligations collateralized by equipment and real estate, require the Company to comply, on a quarterly basis, with certain financial covenants, including a debt service coverage ratio. The Company is required to maintain a ratio of Debt Service Coverage equal to or in excess of 1.30 to 1.00, and is calculated as the ratio of consolidated EBITDA to required principal and interest payments on all indebtedness, as defined in the credit agreement. The Company was in compliance with applicable debt covenants as of December 31, 2012.

Notes Payable

On January 23, 2012, we entered into a note payable with a bank for the purchase of a water hauling truck in the amount of $179 thousand, bearing a fixed interest rate of 7.99% with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of January 24, 2015.

On February 17, 2012, we entered into a note payable with a bank in the amount of $2.2 million, bearing a fixed interest rate of 5.5% with principal and interest payable monthly over the term of the loan, to finance a portion of the consideration paid in our acquisition of Hunter Disposal. The note is collateralized by the equipment acquired, and has a final maturity date of February 17, 2015. See Note 6–Acquisitions and Divestitures, for additional information.

On May 17, 2012, we entered into a note payable with a bank for the purchase of ten water hauling trucks and trailers in the amount of $1.7 million, bearing interest at a rate of one-month LIBOR plus 4%, currently 4.25%, with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of August 17, 2017.

On August 28, 2012, we entered into a note payable with a bank for the purchase of four trucks in the amount of $650 thousand, bearing interest at a rate of one-month LIBOR plus 4%, currently 4.25%, with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of September 28, 2017.

On August 29, 2012, we entered into a note payable with a bank for the purchase of four trailers in the amount of $143 thousand, bearing interest at a rate of 15.19%, with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of September 1, 2015.

On August 29, 2012, we entered into a note payable with a bank for the purchase of four trucks in the amount of $332 thousand, bearing an interest rate of 9.92%, with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of October 1, 2016.

On May 15, July 13, July 17, and September 27, 2012, we entered into various premium finance agreements to finance certain insurance premiums. The combined amount financed under these agreements was $301 thousand. The agreements bear a weighted average interest rate of 6.73% and are due in monthly installments extending through July 2013.

On December 28, 2012, we entered into a note payable with a bank in the amount of $1.12 million, collateralized by real estate obtained through the Virco acquisition. The note has a LIBOR based interest rate, currently 4.25%, monthly payments of $7 thousand, and matures during December 2032.

The Company has a note payable for the building that serves as the location of the Company’s corporate headquarters. The note has an interest rate of 5.7%, monthly payments of $11 thousand, and matures during November 2017.

9% Series B Senior Secured Redeemable Debentures

The Company had not paid interest on the Series B debentures for the period March 2011 through December 2012. Therefore, we were technically in default on our Series B Debentures at December 31, 2012. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of December 31, 2012. These debentures are secured by GreenHunter Energy’s interest in GreenHunter Mesquite Lake, LLC, and are otherwise non-recourse to GreenHunter Energy.

On October 21, 2011, we offered the holders of the 9% Series B Redeemable Debentures the opportunity to convert the principal and accrued but unpaid interest on the debentures to shares of our Series C Preferred Stock. The offer was extended until August 31, 2012. During the year ended December 31, 2012, holders of $5,211,808 principal amount of our Series B Debentures elected to convert their principal and accrued interest. The principal balance of the debentures that remained outstanding at December 31, 2012, was $90 thousand.

Note Payable to Related Party

During the year ended December 31, 2012, the Company borrowed an additional $1.3 million under a promissory note due to the Company’s Chairman and Chief Executive Officer, and the company repaid $300 thousand of the borrowings on that note during the second quarter of 2012, and the remaining balance of the note was repaid in full during the third quarter of 2012. Interest expense related to this note was $191 thousand for the year ended December 31, 2012. As of December 31, 2012, there is $2.0 million available under this facility. Should the Company borrow any available amounts, they will carry an interest rate of 14% per annum which is convertible to common stock.

Convertible Promissory Note Payable to Related Party

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137,500 per quarter. Interest expense related to this note was $165 thousand for the year ended December 31, 2012. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. See Note 6–Acquisitions and Divestitures, for additional information.

Black Water and White Top Notes Payable

Certain notes were assumed by the Company as part of the White Top and Black Water acquisition. See Note 6–Acquisitions and Divestitures, for additional information.

NOTE 8. INCOME TAXES

The total provision for income taxes consists of the following:

	2012	2011
	(in thousands)
Current Taxes:
Federal	$—	$—
State	5	—
Deferred
Federal	—	—
State	—	—

	$5	$—

At December 31, 2012, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carry-forward for regular tax purposes of approximately $61 million which expires in varying amounts during the tax years 2027 through 2032. No provision for federal income tax benefit is reflected on the statement of operations for the year ended December 31, 2012 because we are uncertain as to our ability to utilize our NOL in the future.

The NOL above includes $2.6 million of deductions for excess stock-based compensation. Excess stock-based compensation deductions represent stock-based compensation that have generated tax deductions that have not yet resulted in a cash tax benefit because the Company has NOL carry-forwards. The Company plans to recognize the federal NOL tax assets associated with excess stock-based compensation tax deductions only when all other components of the federal NOL tax assets have been fully utilized. If and when the excess stock-based compensation related NOL tax assets are realized, the benefit will be credited directly to equity.

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2012 and 2011, to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	2012	2011
	(in thousands)
Statutory tax expense (benefit)	$(6,980)	$(1,638)
State income tax	5	—
Change in valuation allowance	6,895	1,409
Effect of permanent differences and other
Interest expense disallowed for tax	61	166
Effect of other permanent differences	24	63

Total Tax Expense	$5	$—

The components of our deferred income taxes were as follows for the years ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryover	$19,787	$18,855
Capital loss carryover	77	77
Charitable contributions carryover	3	4
Share based compensation	6,501	5,795
Property and equipment	4,149	508
Deferred book liabilities	574	—

Total net deferred tax assets	31,091	25,239
Less valuation allowances	(31,091)	(25,239)

Net deferred tax assets	$—	$—

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2012 and 2011, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated condensed balance sheet at December 31, 2012 and 2011 relating to unrecognized tax benefits.

The tax years 2009-2012 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The tax years 2008-2012 remain open for the Texas Margin tax.

The goodwill recorded which is attributable to the acquisition of White Top and Black Water will be amortized over 15 years for tax purposes.

NOTE 9. STOCKHOLDERS’ EQUITY

The following table reflects changes in our outstanding preferred stock, common stock, treasury stock and warrants during the periods reflected in our financial statements:

	Preferred Stock	Common Stock	Treasury Stock	KSOP	Warrants
January 1, 2011	17,325	22,576,504	22,412	15,200	5,443,911
Issue common stock and warrants for cash	—	1,045,000	—	—	1,045,000
Issue common stock and warrants upon conversion of $500,000 in principal on promissory notes	—	500,000	—	—	500,000
Issue common stock and warrants upon conversion of 1,545 shares of preferred stock	(1,545)	1,545,000	—	—	1,545,000
Common shares granted to non-employee Board Members	—	28,090	—	—	—

	Preferred Stock	Common Stock	Treasury Stock	KSOP	Warrants
Common shares granted as 401k matching contribution	—	229,410	—	—	—
Unissued unvested restricted shares	—	(25,000)	—	—	—
Issue common stock for payment of executive salary	—	147,059	—	—	—
Issue common stock for asset purchase	—	131,926	—	—	—
Issue common shares out of treasury for payment of services	—	—	(8,427)	—	—
Warrants expired during the period	—	—	—	—	(4,984,864)

December 31, 2011	15,780	26,177,989	13,985	15,200	3,549,047
Issued shares of Series C Preferred Stock in Hunter Disposal acquisition	88,000	—	—	—	—
Issued shares of Series C Preferred Stock in Blue Water acquisition	20,000	—	—	—	—
Issued shares of Series C Preferred Stock in joint venture agreement	16,000	—	—	—	—
Issued shares of Series C Preferred Stock in Virco acquisition	91,425	—	—	—	—
Issued shares of Series C Preferred Stock in White Top and Black Water acquisition	41,000	—	—	—	—
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	232,536	—	—	—	—
Issued shares of Series C Preferred Stock in public offering	727,183	—	—	—	—
Issued shares of Series C Preferred Stock in exchange for Series A Preferred Stock	345,000	—	—	—	—
Received shares of Series A Preferred Stock in exchange for Series C Preferred Stock	(5,978)	—	—	—	—
Issued shares of common stock in exchange for Series B Preferred Stock	(9,802)	2,450,500	—	—	—
Issued shares of common stock in Hunter Disposal acquisition	—	1,846,722	—	—	—
Issued shares for Share based payments	—	1,328,059	(13,984)	—	—
Issued shares of common stock upon exercise of warrants	—	70,000	—	—	(70,000)
Issued shares of common stock upon acquisitions	—	1,080,004	—	—	—
Issued shares of common stock in ATM public offering	—	167,209	—	—	—
Warrants expired during the period	—	—	—	—	(459,047)

December 31, 2012	1,561,144	33,120,483	1	15,200	3,020,000

Preferred Stock

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of December 31, 2012. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

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

During 2012, we further reduced the stated value of our non-convertible 10% Series C Preferred Stock (liquidation preference of $25.00 per share) to reflect discounts and expenses associated with acquisitions of White Top, Black Water and Virco as well as our public offering executed in December of 2012. The reduction of the stated value, if ever redeemed solely at the Company’s option after June 30, 2015, or due to a change of control, will be treated as a dividend upon exchange of our Series C Preferred Stock.

On February 17, 2012, we issued 22,000 shares of our 10% Series C Preferred Stock as partial consideration in our acquisition of Hunter Disposal. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. See Note 6–Acquisitions and Divestitures, for additional information. The Series C Cumulative Preferred Stock earns 10% dividends paid monthly and is not convertible into common shares of the company except for under certain circumstances in the event of a change of control.

On April 27, 2012, the Company issued 20,000 shares of our 10% Series C Preferred Stock as partial consideration in the closing of the Blue Water Acquisition. See Note 6–Acquisitions and Divestitures, for additional information.

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

On November 27, 2012, the Company issued 91,425 shares of our 10% Series C Preferred Stock as partial consideration in the closing of the Virco Acquisition. See Note 6–Acquisitions and Divestitures, for additional information.

On December 31, 2012, the Company issued 41,000 shares of our 10% Series C Preferred Stock as partial consideration in the closing of the White Top and Black Water Acquisition. See Note 6–Acquisitions and Divestitures, for additional information.

On December 11, 2012, the Company closed a public offering of 300,000 shares of its non-convertible 10% Series C Preferred Stock (liquidation preference of $25.00 per share) at a public offering price of $21.00 per share. The net proceeds to the Company from the offering were approximately $5.9 million, net of underwriter discounts, commissions and estimated offering expenses. We sold an additional 2,183 shares through our At-The-Market (“ATM”) facility for net proceeds of $42,941 in December 2012.

During the year ended December 31, 2012, the Company issued 232,536 shares of our 10% Series C Preferred Stock upon conversion of $5.2 million in principal along with accrued interest of $602 thousand on our Series B Debentures.

Common Stock and Common Stock Warrants

We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A cumulative preferred dividends have been satisfied. All Series A cumulative preferred dividends were paid in the exchange of Series C Preferred Stock on August 27, 2012.

On February 17, 2012, the Company issued 1,846,722 shares of common stock with a fair market value of $3.3 million based on stock price of $1.79, as partial consideration in the acquisition of Hunter Disposal. See Note 6–Acquisitions and Divestitures, for additional information.

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

On December 20, 2012, the Company amended a public offering to include issuance of common stock, par value $0.001 per share, as well as 10% Series C Preferred Stock (liquidation preference of $25.00 per share) at a public offering price of $21.00 per share. The shares are to be sold from time to time at market.

On December 31, 2012, the Company issued 589,657 of our common stock valued at $955,244 (based on a closing price of $1.62 per share as of December 31, 2012) as partial consideration for the acquisition of White Top and Black Water.

During the year ended December 31, 2012, the Company issued 1,111,111 shares of common stock to Gary C. Evans for payment of a Board of Director and Stockholder approval fee for providing a line of credit to the Company for up to $2 million. The shares were valued at $2.0 million based on the closing price of $1.81 per share on November 26, 2012, the date the transaction was approved by stockholders. The Company also issued 111,848 of our common stock valued at $202 thousand based on the closing price of $1.81 per share, to executive officers of the Company for deferred and bonus pay approved by the stockholders at our annual meeting on November 26, 2012.

During the year ended December 30, 2012, the Company issued 70,000 shares of common stock upon exercise of 70,000 of our $1.50 warrants.

Treasury Stock

During the year ended December 31, 2012, the Company issued 13,984 shares of the Company’s common stock out of treasury, with a cost of $211 thousand, for payment of shares owed for fully vested share grants under our share based compensation plan.

Common Stock Warrants

The following is a summary of warrant activity for the two years ended December 31, 2012 and 2011.

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—Beginning of Year	3,549,047	$1.94	5,443,911	$24.87
Granted	—	—	3,090,000	$2.00
Exercised	(70,000)	$1.50	—	—
Cancelled	(459,047)	$1.50	(4,984,864)	$1.50
Outstanding—End of Year	3,020,000	$2.01	3,549,047	$1.94

Exercisable—End of Year	3,020,000	$2.01	3,549,047	$1.94

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

The Company’s private placement entered into on January 28, 2011, triggered the antidilutive provision on 5,443,911 common stock warrants outstanding at that time, which adjusted the exercise price for the warrants to $1.50, of which 4,984,864 expired during 2011.

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

During the year ended December 31, 2012, 459,047 of our $1.50 common stock warrants have expired.

Employee Benefit Plans

The Company sponsors a defined contribution 401KSOP plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Under this plan, the Company match a percentage of the participant’s contributions up to a specified amount. Contributions to the plans were $164,628 for the year ended December 31, 2012.

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

As of December 31, 2012 and 2011, the fair value of the unrealized loss associated with the antidilution provisions on convertible securities was estimated to be $0 and $24 thousand, respectively, using a form of the income approach. As of December 31, 2012, there are no convertible warrants, and all Series A and Series B Preferred Stock have been converted to common stock. The Company recorded a $24 thousand non-cash gain, and a $186 thousand non-cash charge related to the change in fair value of unrealized gain or loss on convertible securities for the years ended December 31, 2012 and 2011, respectively.

NOTE 11. STOCK-BASED COMPENSATION

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

We recorded share-based compensation expense of $4.4 million and $818 thousand during the years ended December 31, 2012 and 2011, respectively.

Common Stock Options

During the year ended December 31, 2012, the Company granted 2,025,750 common stock options to members of management and employees of the Company at an average exercise price of $1.65 with an average estimated fair value of $0.98 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning one year from the date of grant.

We recorded share based compensation of approximately $2.0 million and $804 thousand for the year ended December 31, 2012 and 2011 related to vesting of employee common stock options, respectively.

As of December 31, 2012, there was $1.4 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.22 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the year ended December 31, 2012 are as follows:

	2012	2011
Number of options issued	$2,025,750	$2,050,000
Weighted average stock price	$1.65	$0.90
Weighted average exercise price	$1.65	$0.90
Weighted average expected life of options(a)	5.00	5.00
Weighted average expected volatility (b)	72.51%	79.82%
Weighted average risk-free interest rate	0.81%	2.32%
Expected annual dividend per share	—	—
Weighted average fair value of each option	$0.98	$0.58

(a)	Based on our expectation of when the options will be exercised. The options have a life of ten years.
(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses. This also approximates the Company’s five year historical volatility.

The following is a summary of stock option activity during the years ended December 31, 2012 and 2011.

	2012			2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000’s)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000’s)
Outstanding—Beginning of Year	8,826,500	$5.41	$—	7,076,500	$5.95	$—
Granted	2,025,750	1.65	—	2,050,000	0.90	—
Exercised	—	—	—	—	—	—
Cancelled	(25,085)	1.45	—	(300,000)	1.41	—
Outstanding—End of Year	10,827,165	4.71	$1,571	8,826,500	5.41	—

Exercisable—End of Year	7,359,330	$6.30	$576	6,067,328	$7.35	$—

*	The Aggregate Intrinsic Value was calculated using the December 31, 2012 and 2011 closing stock price of $1.62 and $0.87.

The following is a summary of stock options outstanding at December 31, 2012:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
$0.90	2,033,333	8.27	679,999
$0.97	100,000	6.43	100,000
$1.41	200,000	6.95	100,000
$1.65	1,969,500	9.13	5,000
$1.79	50,000	9.14	—
$1.96	1,723,666	6.65	1,723,666
$5.00	3,247,000	4.38	3,247,000
$7.50	33,333	4.76	33,333
$10.00	243,333	4.90	243,333
$10.12	1,666	5.78	1,666
$12.00	6,500	4.98	6,500
$13.66	3,000	5.50	3,000
$17.76	40,000	5.12	40,000
$18.00	16,667	5.19	16,667
$18.91	1,099,167	5.12	1,099,166
$19.75	13,333	5.30	13,333
$20.64	25,000	5.43	25,000
$22.75	21,667	5.36	21,667

	10,827,165		7,359,330

Share Awards

During the year ended December 31, 2012, we granted 47,582 shares of common stock to the nonemployee members of the Board of Directors in lieu of receiving cash for their fees. These common shares vested immediately and were valued at weighted average price of $2.24 per share based on the quoted market value of the stock on the date of the grant. We recognized $106 thousand of expense in our selling, general, and administrative expenses for the year ended December 31, 2012, related to these shares. These shares were not issued as of December 31, 2012, but are included in weighted average basic shares outstanding as of December 31, 2012.

On February 13, 2012, we granted 3,500 restricted shares to employees. These common shares vested immediately and were valued at a weighted average of $1.65 per share, based on the quoted market value of the stock on the date of the grant. We recognized $6 thousand of expense in our selling, general, and administrative expenses for the year ended December 31, 2012, related to these shares. These shares were issued out of treasury.

During April 2011, the compensation committee approved the grant of shares of the Company’s common stock valued at $1.0 million, which is equivalent to 1,111,111 shares of common stock based on the closing price per share of $0.90 on April 5, 2011, to the Company’s Chairman, pending shareholder approval. On July 10, 2012, our Chairman converted $50 thousand of accrued and unpaid payroll into 27,322 shares of our common stock.

On November 26, 2012, upon approval of our stockholders, certain executive officers of the Company were granted a total of 84,526 shares of our common stock in lieu of cash compensation owed these executives. The stockholders also approved the 1,111,111 and 27,322 share grants to Mr. Evans on this date. These grants were valued at $1.81 per share, which was the closing price of our common stock on that date. The total value of these grants recorded in stock compensation expense for the year ended December 31, 2012 was approximately $2.2 million. These shares were not issued as of December 31, 2012 but are included in weighted average basic shares outstanding as of December 31, 2012.

During the year ended December 31, 2012, we recorded approximately $3 thousand of expense for shares previously granted to Mr. Jonathan Hoopes, our President and Chief Operating Officer, related to a restricted stock grant. The portion of the restricted stock grant that fully vested in 2012 was 25,000 shares. These were not issued as of December 31, 2012, but are included in weighted average basic shares outstanding at December 31, 2012.

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

The following is a summary of unvested share awards for the year ended December 31, 2012:

	2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested—Beginning of Year	25,000	$1.87	75,000	$1.87
Granted	74,230	2.02	28,090	0.89
Cancelled	—	—	(25,000)	1.87
Exercised	—	—	—	—
Vested	(99,230)	1.98	(53,090)	1.35

Unvested—End of Period	—	$—	25,000	$1.87

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Leases

The Company rents property, equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $538 thousand and $5 thousand for the years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at:

2013	$857,156
2014	617,288
2015	217,607
2016	177,000
2017	63,000
Thereafter	119,917

$2,051,968

ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim, approximately $327,555 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering. Management is actively defending this claim and we believe we will ultimately prevail on the merits.

Heckmann Water Resources, Plaintiff v. Hunter Disposal LLC and GreenHunter Energy, Inc., Defendants, In the Court of Common Pleas, Washington County, Ohio, Case No.120T233, filed July 16, 2012. Heckmann Water Resources alleges a breach of contract against Hunter Disposal for failure to pay for certain transportation services on behalf of Hunter Disposal. Heckmann alleges GreenHunter made representations to Heckmann that GreenHunter would make any payments on Hunter Disposal’s behalf. On February 20, 2013, Heckmann amended its complaint to state that as of the date of the amended complaint Hunter Disposal has failed to pay for services in the amount of $77,706. Hunter Disposal has recently made all payments to Heckmann and the parties are currently preparing a dismissal of the complaint.

NOTE 13. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, and Ronald D. Ormand, a former Board Member and former Chairman of our Audit Committee, are officers and significant shareholders, as well as Virco, LLC and White Top Oilfield Construction, LLC, entities acquired by the Company during the year ended December 31, 2012. We also provided water disposal and transport services for Triad Hunter and White Top during the year ended December 31, 2012. Revenue from the affiliated companies totaled $3.5 million for the year ended December 31, 2012 and $1.0 for the year ended December 31, 2011. Accounts receivable related to that revenue totaled $383 thousand and $203 thousand as of December 31, 2012 and 2011, respectively.

We utilized drilling services provided by Alpha Hunter Drilling, a wholly owned subsidiary of Magnum Hunter Resources Corporation, during the year ended December 31, 2012 to drill water disposal wells in South Texas. Total charges for services provided by Alpha Hunter were $1.7 million.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $75 thousand for the year ended December 31, 2012, and $162 thousand for the year ended December 31, 2011. We also paid management and operating fees to Triad Hunter for administrative and operations support for our Appalachian region of $97 thousand for the year ended December 31, 2012. We also paid for air travel services from a company owned by Mr. Evans of $115 thousand for the year ended December 31, 2012. We paid $33 thousand to Magnum Hunter for other construction services in 2012 versus none in 2011.

On October 13, 2011, the Company sold an office building for $1.7 million to Magnum Hunter Resources Corporation. We purchased a pickup and equipment trailer from Mr. Evans for $40 thousand in 2012. We paid $1.1 million to White Top for construction services, $25 thousand to Virco for disposal services, and $2 thousand to Triad Hunter for other services in 2012 versus none in 2011.

The Company has an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $52 thousand at December 31, 2012 for pilot expenses.

The Company had promissory notes outstanding to the Chairman and Chief Executive Officer. The balance under these promissory notes was $0 at December 31, 2012, and $889 thousand at December 31, 2011. The notes were convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert. As of August 9, 2012, the balance on these promissory notes had been repaid. We paid Mr. Evans $187 thousand in interest on these notes in 2012. Total related party payables were $2.0 million at December 31, 2012.

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

NOTE 14. SEGMENT DATA

We currently have two reportable segments: Water Management, and Biomass. Each of our segments is a strategic business that offers different products and services. They are managed separately because each business unit requires different technology, marketing strategies and personnel. Our Biomass segment is still in development stages with no significant operations.

Our Water Management segment is currently in operation and has a number of projects under development.

In previous years, we reported a Wind Energy segment. We no longer have this segment since we sold our last wind project and received final payment in 2012. We recorded a gain from sale of discontinued operations of $2.9 million in 2012.

On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008 but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. On August 19, 2009 we entered into a power purchase agreement with a major public utility based in Southern California. During 2012, the Company determined that it had insufficient time resources and a different business plan altogether which prevented the Company from continuing the development of the Mesquite Lake Biomass Project. As a result, management believes the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The Company believes the fair value of the asset without a viable power purchase agreement which expired on March 31, 2013 should be its salvage value. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012.

Our Biomass segment was designed to produce energy from organic matter available at or near the plant sites.

The accounting policies for our segments are the same as those described in Note 3. There are no intersegment revenues or expenses.

Segment data for the two years ended December 31, 2012 and 2011 follows:

	For the Year Ended December 31, 2012
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$17,070,093	$—	$17,070,093
Cost of services provided	—	9,501,438	—	9,501,438
Depreciation expense	151,689	1,719,120	—	1,870,809
Impairment of biomass project	—	—	15,873,013	15,873,013
Selling, general and administrative	8,176,815	1,796,582	51,529	10,024,926

Operating income (loss)	(8,328,504)	4,052,953	(15,924,542)	(20,200,093)
Other income and (expense)	(90,253)	(233,323)	—	(323,576)

Income tax expense	—	(5,000)	—	(5,000)

Income (loss) from continuing operations	$(8,418,757)	$3,814,630	$(15,924,542)	$(20,528,669)

Total Assets	$5,657,921	$45,197,305	$2,000,000	$52,855,226

Additions to long-lived assets	$82,412	$40,718,588	$—	$40,801,000

	For the Year Ended December 31, 2011
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$1,105,340	$—	$1,105,340
Total Operating Costs	3,316	1,065,154	—	1,068,470
Depreciation expense	189,656	—	—	189,656
Selling, general and administrative	3,770,031	91,079	296,986	4,158,096

Operating loss	(3,963,003)	(50,893)	(296,986)	(4,310,882)
Other income and (expense)	(500,845)	(5,677)	—	(506,522)

Loss from continuing operations	$(4,463,848)	$(56,570)	$(296,986)	$(4,817,404)

Total Assets	$2,778,377	$1,406,187	$18,981,516	$23,166,080

Additions to long-lived assets	$—	$1,061,823	$34,181	$1,096,004

NOTE 15. SUBSEQUENT EVENTS—UNAUDITED

On January 8, 2013, Ms. Julie Silcock was appointed to the Board of Directors of the Company, replacing Mr. Ronald D. Ormand, who resigned on that date. As compensation for joining the Board of Directors, Ms. Silcock was granted 100,000 options of the Company’s common stock. The options are exercisable through January 8, 2023 at an exercise price of $1.53 per share, and vest in three equal tranches annually beginning January 8, 2014. The options were granted under the Company’s 2010 Long-Term Incentive Compensation Plan.

On February 1, 2013, the Board of Directors approved the Company’s 2013 Long-Term Incentive Compensation Plan. This Plan provides for equity incentives to be granted to employees, officers or directors of the Company as well as key advisors or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 7,000,000 shares of Common Stock were authorized for issuance under the Incentive Plan. This Plan requires stockholder approval before it becomes effective and has been included in Proxy material for a Special Meeting of Stockholders which has been called for May 8, 2013.

On February 1, 2013, the Board of Directors approved the granting of 985,000 options on the Company’s common stock to employees under the 2010 Long-Term Incentive Compensation Plan. The options have an exercise price of $1.74 per share and vest in an equal amount over a three year period beginning one year from the date of grant.

During January 2013, the Company paid the remaining cash portion of the acquisition price to acquire White Top and Black Water, which was $750,000.

Subsequent to December 31, 2012, the Company issued the remaining common stock and Series C Preferred Stock available under its current registration statement. The net cash proceeds received upon issuance of these securities was $5.2 million for the issuance of 221,946 shares of common stock and 265,436 shares of Series C Preferred Stock.

On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, West Virginia, for $750,000 through a new 10.5 year variable-rate loan facility with a bank that also includes an additional $350,000 of borrowing capacity for construction and refurbishment purposes. The variable interest rate is based on the prime rate of the 10 largest U.S. banks.

In January 2013 and February 2013, the promissory notes assumed in the acquisition of White Top and Black Water, respectively, entered payment default. The agreements for both notes contain a Post Maturity Rate clause which increases the interest rate to 18% per annum upon entering default. The Company expects to retire these notes during 2013.

(b) Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.1	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.2	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.3	Amended and Restated Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated April 25, 2012)

4.4†	Certificate of Correction to the Amended and Restated Certificate of Designations, Rights, Number of Shares and Preferences of the 10% Series C Cumulative Preferred Stock

10.1	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.2	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.3	Equity Purchase Agreement between Triad Hunter LLC and GreenHunter Energy, Inc. dated February 17, 2012 (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.4	Registration Rights Agreement dated February 17, 2012 between GreenHunter Energy, Inc. and Triad Hunter, LLC (incorporated by reference from the registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.5	Promissory Note of GreenHunter Energy, Inc., issued to Gary C. Evans, dated May 6, 2011. (incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-178386) filed on December 8, 2011)

10.6	Promissory Note of GreenHunter Energy, Inc., issued to Investment Hunter LLC, dated June 14, 2011. (incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-178386) filed on December 8, 2011)

10.7	Promissory Note of GreenHunter Energy, Inc., issued to Gary C. Evans, dated July 11, 2011. (incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-178386) filed on December 8, 2011)

10.8	Employment Agreement, by and between GreenHunter Energy, Inc. and Jonathan D. Hoopes, dated October 1, 2009 (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.9	2010 Long-Term Incentive Compensation Plan (incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2010)

10.10	Form of GreenHunter, Inc. Stock Option Agreement (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

21.1†	List of GreenHunter Energy Inc. Subsidiaries

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHunter Energy, Inc.

Date: April 5, 2013	By:	/s/ Jonathan D. Hoopes
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans Gary C. Evans	Chairman	April 5, 2013

/s/ Jonathan D. Hoopes Jonathan D. Hoopes	Director, Interim Chief Executive Officer, President and COO	April 5, 2013

/s/ Morgan F. Johnston Morgan F. Johnston	Sr. Vice President, General Counsel and Secretary	April 5, 2013

/s/ David S. Krueger David S. Krueger	Vice President and Chief Financial Officer	April 5, 2013

/s/ Roy E. Easley Roy E. Easley	Director	April 5, 2013

/s/ Julie E. Silcock Julie E. Silcock	Director	April 5, 2013

/s/ Ronald H. Walker Ronald H. Walker	Director	April 5, 2013