Form 10-Q
period 2013-03-31
GreenHunter Resources, Inc.
filed 2013-06-14
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33893

GREENHUNTER RESOURCES, INC.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 12, 2013 there were 33,454,929 shares of the registrant’s common stock ($0.001 par value) outstanding.

PART 1—FINANCIAL STATEMENTS

Item 1.	Financial Statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,253,109	$1,765,642
Accounts receivable, net of allowance of $380,280 and $154,240, respectively	4,620,510	4,226,244
Related party accounts receivable, no allowance considered necessary	2,154,380	2,146,839
Prepaid expenses and other current assets	203,090	318,807

Total current assets	8,231,089	8,457,532

FIXED ASSETS:
Land and improvements	1,596,232	1,596,232
Buildings	2,680,970	2,584,201
Water facilities, equipment, and other fixed assets	37,233,538	26,625,281
Biomass project, net of impairment of $15,873,013	2,000,000	2,000,000
Accumulated depreciation	(5,336,836)	(2,398,394)
Construction in progress—water projects	3,996,033	11,002,911

Net fixed assets	42,169,937	41,410,231
OTHER ASSETS:
Goodwill	—	2,976,527
Other non-current assets	10,936	10,936

Total assets	$50,411,962	$52,855,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$4,013,163	$4,053,749
Accounts payable and accrued liabilities	13,173,284	11,169,896
Accounts payable to a related party	190,588	1,738,387
Accounts payable related to biomass project	2,477,828	2,477,828
Deferred revenue—related party	65,925	65,925
Asset retirement obligation—current	100,100	100,100

Total current liabilities	20,020,888	19,605,885

NON-CURRENT LIABILITIES:
Notes payable, less current portion	9,241,561	9,317,003
Asset retirement obligation	846,033	822,286

Total liabilities	30,108,482	29,745,174

COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)

STOCKHOLDERS’ EQUITY:
Series C preferred stock, $.001 par value, $25 stated value, 8,000,000 authorized shares, 1,826,580 and 1,561,144 issued and outstanding and liquidation preference of $45,664,500 and $39,028,600, at March 31, 2013 and December 31, 2012, respectively	37,634,459	32,825,967
Common stock, $.001 par value, 90,000,000 shares authorized, 33,454,929 and 33,120,483 issued and outstanding, respectively	33,455	33,120
Additional paid-in capital	117,705,132	116,832,776
Accumulated deficit	(134,843,638)	(126,355,883)
Treasury stock, at cost, 1 share	(15)	(15)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	20,303,480	23,110,052

Total liabilities and stockholders’ equity	$50,411,962	$52,855,226

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three Months Ended March 31,
	2013	2012
REVENUES:
Water disposal revenue	$2,813,836	$739,356
Transportation revenue	4,194,770	1,122,636
Storage rental revenue and other	1,582,964	406,523

Total revenues	8,591,570	2,268,515

COST OF SERVICES PROVIDED:
Cost of services provided	7,772,072	1,326,574
Depreciation and accretion expense	1,050,274	192,292
Loss on impairment of assets	1,911,917	—
Goodwill impairment	2,799,044	—
Stock based compensation	416,923	495,774
Selling, general and administrative	1,849,054	701,660

Total costs and expenses	15,799,284	2,716,300

OPERATING LOSS	(7,207,714)	(447,785)

OTHER INCOME (EXPENSE):
Interest and other income	502	2
Interest, amortization and other expense	(247,220)	(205,681)

Total other expense	(246,718)	(205,679)

Net loss before taxes	(7,454,432)	(653,464)
Income tax expense	(6,676)	—

Net loss	(7,461,108)	(653,464)
Preferred stock dividends	(1,026,647)	(195,404)

Net loss to common stockholders	$(8,487,755)	$(848,868)

Weighted average shares outstanding, basic and diluted	33,358,489	27,059,348

Net loss per share, basic & diluted	$(0.25)	$(0.03)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2013 TO MARCH 31, 2013

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Unearned Shares in KSOP	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2013	$—	$—	$32,825,967	$33,120	$116,832,776	$(126,355,883)	$(15)	$(225,913)	$23,110,052
Issued shares of Series C preferred stock and common stock for cash	—	—	4,808,492	222	339,796	—	—	—	5,148,510
Dividends on Series C preferred stock	—	—	—	—	—	(1,026,647)	—	—	(1,026,647)
Share based payments	—	—	—	—	416,923	—	—	—	416,923
Issued shares of common stock upon exercise of warrants	—	—	—	13	18,737	—	—	—	18,750
Issued shares of common stock upon exercise of options	—	—	—	100	96,900	—	—	—	97,000
Net loss	—	—	—	—	—	(7,461,108)	—	—	(7,461,108)

BALANCE, MARCH 31, 2013	$—	$—	$37,634,459	$33,455	$117,705,132	$(134,843,638)	$(15)	$(225,913)	$20,303,480

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,461,108)	$(653,464)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and accretion expense	1,050,274	192,292
Impairment of asset value	1,911,917	—
Goodwill impairment	2,799,044	—
Non-cash stock-based compensation	416,923	495,774
Amortization of deferred financing costs	—	22,917
Changes in operating assets and liabilities:
Accounts receivable	(394,266)	1,403,638
Related party accounts receivable	(7,541)	(302,941)
Prepaid expenses and other current assets	115,717	(53,490)
Accounts payable and accrued liabilities	(2,484,860)	286,209

Net cash (used in) provided by operating activities	(4,053,900)	1,390,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(778,885)	(420,082)
Cash paid in acquisitions, net of cash received of $0 and $1.3 million during the three month period ended March 31, 2013 and 2012, respectively	—	(909,224)

Net cash used in investing activities	(778,885)	(1,329,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	5,148,510	—
Proceeds from exercise of warrants	18,750	30,000
Proceeds from exercise of options	97,000	—
Proceeds from notes payable	850,325	2,413,688
Payment of notes payable	(767,686)	(168,342)
Preferred stock dividend paid	(1,026,647)	—
Payment of deferred financing costs	—	(2,014)

Net cash provided by financing activities	4,320,252	2,273,332

CHANGE IN CASH	(512,533)	2,334,961

CASH, beginning of period	1,765,642	84,823

CASH, end of period	$1,253,109	$2,419,784

Cash paid for interest	$211,759	$28,095

NON-CASH TRANSACTIONS:
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	$—	$429,910

Transfer accumulated preferred dividends to stated value	$—	$336,922

Issued shares of common stock for acquisitions	$—	$3,305,633

Issued shares of Series C Preferred Stock for acquisitions	$—	$2,200,000

Issued treasury shares for payment of share based compensation	$—	$52,873

Accrued capital costs	$2,940,449	$91,775

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2013

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

In this quarterly report on Form 10-Q, the words “GreenHunter Resources”, “company”, “we”, “our” and “us” refer to GreenHunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, are unaudited. The December 31, 2012 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at March 31, 2013, and the results of operations for the three months ended March 31, 2013 and 2012, changes in stockholders’ equity for the three months ended March 31, 2013, and cash flows for the three month periods ended March 31, 2013 and 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2012 Form 10-K. The results of operations for the three month periods ended March 31, 2013 are not necessarily indicative of the operating results that will occur for the full year.

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

The accompanying consolidated financial statements include the accounts of GreenHunter Resources, Inc. and our wholly-owned subsidiaries, Hunter Disposal, LLC (“Hunter Disposal”), GreenHunter Water, LLC (“GreenHunter Water”), GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), Hunter Hauling, LLC (“Hunter Hauling”), Eagle Ford Water Hunter Joint Venture (“Eagle Ford Water”), GreenHunter Wind Energy, LLC (“Wind”), Little Muskingum Drilling, LLC (“Virco”), Virco Realty, Inc, (“Virco”), White Top Oilfield Construction, LLC (“White Top”) and Black Water Services, LLC (“Black Water”). All significant intercompany transactions and balances have been eliminated.

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

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the three month periods ended March 31, 2013 and 2012, as their effects would have been anti-dilutive.

	March 31,
	2013	2012
Stock options	11,798,198	10,852,250
Warrants	3,007,500	3,486,250
Convertible debentures	62,214	1,901,958
Convertible promissory notes	880,000	1,218,414
Preferred Stock (Series A and B)	—	2,893,744

Total	15,747,912	20,352,616

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of March 28, 2013 would be 29,652,273 common shares.

Impairment of Asset Value

Rhodes Disposal Facility

In April 2013, lightning struck property and equipment located at the Company’s Rhodes salt water disposal well site located in Canadian County, Oklahoma, resulting in an impairment of $1.9 million, which was calculated using estimates to arrive at the fair value of the property and equipment subsequent to the loss. The Company believes it has adequate insurance on this property. The Company has not yet received or recorded any anticipated proceeds from insurance due to this loss. The Company intends to rebuild the disposal facility and resume operations in 2013.

Fixed Assets

The following is a schedule of our fixed assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Land and improvements	$1,596,232	$1,596,232
Buildings	2,680,970	2,584,201
Water facilities equipment and other fixed assets
Water disposal and handling facilities	26,440,845	15,981,366
Water disposal and handling facilities not yet in service	3,996,033	11,002,911
Transportation equipment	7,260,534	8,246,376
Movable storage equipment	2,617,026	1,663,646
Furniture, fixtures & other	915,133	733,893

Total plant, equipment and other	41,229,571	37,628,192

Biomass project, net of impairment	2,000,000	2,000,000

Total fixed assets	47,506,773	43,808,625
Less: Accumulated depreciation	(5,336,836)	(2,398,394)

Net fixed assets	$42,169,937	$41,410,231

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company made an acquisition as of December 31, 2012 that resulted in the recognition of goodwill. The carrying value of goodwill at March 31, 2013 was fully impaired due to the elimination of operating segments of White Top and Black Water. Goodwill is not amortized. Instead, authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company typically performs this impairment analysis annually during the fourth quarter of each fiscal year. The Company adopted Accounting Standards Update (ASU) No. 2011- 08, Intangibles-Goodwill and Other (Topic 350) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test.

On May 17, 2013, the Company discontinued certain operating segments of White Top and Black Water, resulting in increased uncertainties regarding the timing and nature of a recovery of capital expenditures. Taking these factors into account, the Company reassessed its financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million.

Fair Value of Financial Instruments

At March 31, 2013 and December 31, 2012, the carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value.

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

NOTE 2. CURRENT PLAN OF OPERATIONS AND ABILITY TO OPERATE AS A GOING CONCERN

As of March 31, 2013, we had a working capital deficit of $11.8 million which includes $2.5 million related to earlier construction activities at our Mesquite Lake Biomass Plant that are non-recourse to the parent company, GreenHunter Resources, Inc.

We have continued to experience losses from ongoing operations. This raises substantial doubt about our ability to continue as a going concern. We received a number of capital advances in 2011 and 2012 from our Chairman in exchange for promissory notes, all of which have been repaid through March 31, 2013. We have a letter of guarantee from the Chairman of the Company for up to $2.0 million of credit support if needed to fund future operations which expires on December 31, 2013, all of which is available as of March 31, 2013.

On June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC entered into an Asset Purchase Agreement with Sable Environmental SWD 4, LLC whereby GreenHunter Water agreed to sell to Sable Environmental SWD 4, LLC, two salt water disposal wells and associated equipment located in South Texas for $7.5 million. Also on June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC closed on the sale of a third saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million.

We have begun to generate significant revenues from our water management activities. Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect the revenue generated from our water management activities, which includes the combination of White Top and Black Water acquisitions, the Hunter Disposal acquisition, the Blue Water acquisition, the Virco acquisition, our South Texas Water Joint Venture and other capital projects in Appalachia, South Texas and other regions, letter of guarantee, credit support and proceeds from sales of our common stock and our Series C preferred stock, being sufficient to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are largely dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the further development of our water management projects so that we can begin to generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry in the unconventional resource plays.

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

Wheeling Barge Facility

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

Pursuant to the terms of the acquisition agreements, the companies were acquired for an aggregate $1,200,000 cash, 41,000 shares of the Company’s Series C preferred stock and 589,657 shares of the Company’s common stock. The shares of Series C preferred stock and common stock were issued to a small group of former shareholders of White Top and Black Water. The shares of Series C preferred stock are not convertible into or exchangeable for any of the Company’s other property or securities except that the shares of Series C preferred stock are convertible into shares of the Company’s common stock under certain circumstances in connection with a change of ownership or control transaction. $450,050 of the cash price was paid on December 31, 2012 and the balance of the cash price, $750,000, was paid in January 2013.

The acquisition of White Top and Black Water was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. All valuations of assets and liabilities assumed are preliminary and subject to further review and adjustment. The following table summarizes the preliminary purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition, as updated through March 31, 2013:

Fair value of consideration transferred:
Cash paid at closing December 31, 2012	$450,050
Cash paid in January 2013	750,000
589,657 shares of common stock issued at $1.62 per share	955,244
41,000 shares of Series C preferred stock, stated value of $25 per share, issued at $19.20 per share	787,200

Total	$2,942,494

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$809,750
Land	70,760
Field equipment	2,333,181
Goodwill	2,799,044
Debt assumed	(3,070,241)

Total	$2,942,494

Working capital acquired (assumed):
Cash	$3,785
Accounts receivable	2,460,792
Accounts payable & accrued expenses	(1,654,827)

Total working capital acquired	$809,750

On March 31, 2013, we recorded a change in estimate of the liabilities assumed during the White Top and Black Water acquisitions. As a result of our analysis, we decreased our estimate of debt assumed by approximately $208 thousand.

On May 17, 2013, the Company discontinued certain operating segments of White Top and Black Water, resulting in increased uncertainties regarding the timing and nature of a recovery of capital expenditures. Taking these factors into account, the Company reassessed its financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million.

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

The following table summarizes the purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition as updated through March 31, 2013:

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

Hunter Disposal

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair market value of $3.3 million, 22,000 shares of our Series C Preferred Stock with a stated value of $100 per share or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year frac tank rental agreement with GreenHunter Water.

The acquisition of Hunter Disposal was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. The following table summarizes the purchase price and the final valuation of the net assets acquired at the date of acquisition:

Fair value of consideration transferred:
Cash paid	$2,200,000
1,846,722 shares of common stock issued on February 17, 2012 at $1.79 per share	3,305,632
88,000 shares of Series C Preferred Stock at stated value of $25 per share	2,200,000
10% Convertible Promissory note	2,200,000

Total	$9,905,632

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$1,175,197
Disposal wells	6,460,925
Land and improvements	13,776
Field equipment (excluding disposal wells)	2,466,500
Office and admin assets	3,500
Deposits	10,936
Asset retirement obligation	(225,202)

Total	$9,905,632

Working capital acquired (assumed):
Cash	$1,290,775
Accounts receivable	2,945,003
Prepaid expense	13,641
Accounts payable & accrued expenses	(3,074,222)

Total working capital acquired	$1,175,197

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

Blue Water

On April 27, 2012, we entered into an Option Agreement and a Pledge Agreement with Midwest Continent Holding, LLC (“Midwest”) to acquire 100% of Midwest’s membership interest in Blue Water Energy Solutions, LLC (“Blue Water”) on or before June 30, 2012 for $2.5 million. Blue Water owns three existing salt water disposal wells and related facilities located in Oklahoma, near the emerging Mississippian Lime Shale Play. Midwest previously owned 100% of the membership interest of Blue Water until April 30, 2012. The price we paid for the option was $750,000, consisting of a cash payment of $250,000 and $500,000 of our Series C preferred stock. Midwest had previously pledged its membership interest in Blue Water as security for the Option Agreement. On June 29, 2012, we paid $515,000 in cash and issued 247,876 shares of our common stock valued at $513 thousand under the option agreement and extended our purchase option until July 31, 2012. On July 31, 2012, we exercised our option to acquire Blue Water for a final cash payment of $675 thousand. In addition, we spent approximately $458 thousand to improve the properties during the option period. The Option Agreement contained other covenants during the option period, including naming us as the sole Manager of Blue Water Energy Solutions, LLC during the option term.

The acquisition of Blue Water was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. The following table summarizes the purchase price and the final valuation of the net assets acquired at the date of acquisition:

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

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the three months ended March 31, 2012, as if the acquisition of Hunter Disposal, White Top, Black Water and Virco, along with transactions necessary to finance the acquisitions, had occurred on January 1, 2012. Blue Water was not included as there are no historical operations. The pro forma information includes the effects of adjustments for interest expense, dividends and depreciation expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended March 31, 2012
Total operating revenue	$8,282,192
Total operating costs and expenses	8,395,989

Operating loss	(113,797)
Interest expense and other	(241,745)

Net loss before taxes	(355,542)
Income tax expense	—

Net loss	(355,542)

Dividends on preferred stock	(306,891)

Net loss attributable to common stock holders	$(662,433)

Net loss per share, basic & diluted	$(0.02)

NOTE 4. NOTES PAYABLE

Notes Payable at March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
Notes payable for insurance premiums due in monthly installments through July, 2013, weighted average 6.73% fixed rate	$53,090	$127,090
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014	90,000	90,000
Note payable to related party due December 31, 2012, 14%	—	—
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% variable rate	1,402,812	1,415,582
Notes payable collateralized by equipment due in monthly installments through December 9, 2014 to August 17, 2017, various rates described below	4,774,620	5,140,056
Note payable collateralized by real estate due in monthly installments through December 28, 2032, 4.25% variable rate	1,110,954	1,120,000
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	2,200,000	2,200,000
Promissory notes assumed in acquisition secured by accounts receivable, inventory and equipment due on demand on, maturing January 25, 2013 and February 10, 2013, 7% fixed rate, which are now in default, accruing at 18%	942,774	942,774
Note payable collateralized by building due in monthly installments maturing January 13, 2022, 15.49% fixed rate	30,494	30,217
Note payable collateralized by real estate due in monthly installments maturing September 1, 2026, 6% variable rate	44,702	45,419
Note payable assumed in acquisition collateralized by equipment due in monthly installments maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	447,765	501,723
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08%	1,216,817	1,528,198
Note payable assumed in acquisition due to a factoring company as part of an accounts receivable factoring arrangement, effective interest rate of 20.4%	90,371	229,693
Note payable collateralized by property and equipment due in monthly installments maturing September 13, 2023, 3.25%, variable rate	850,325	—

	13,254,724	13,370,752

Less: current portion	(4,013,163)	(4,053,749)

Total Long-Term Debt	$9,241,561	$9,317,003

The following table presents the approximate annual maturities of debt based on the calendar year as of March 31, 2013:

2013	$3,284,677
2014	2,900,525
2015	1,998,832
2016	1,776,339
2017	1,943,939
Thereafter	1,350,412

$13,254,724

Debt Covenants

The terms of the Company’s obligations collateralized by equipment and real estate, require the Company to comply, on a quarterly basis, with certain financial covenants, including a debt service coverage ratio. The Company is required to maintain a ratio of debt service coverage equal to or in excess of 1.30 to 1.00, and is calculated as the ratio of consolidated EBITDA to required principal and interest payments on all indebtedness, as defined in the credit agreement. The Company was in compliance with applicable debt covenants as of March 31, 2013.

Notes Payable

On March 13, 2013, we entered into a note payable with a bank in the amount of $750 thousand, collateralized by property and equipment, which includes an additional $350 thousand of borrowing capacity for construction and refurbishment purposes. The note has a variable interest rate based on the prime rate of the 10 largest U.S. banks, monthly interest and principal payments of $11 thousand, and matures on September 13, 2023.

9% Series B Senior Secured Redeemable Debentures

The Company had not paid interest on the Series B debentures for the period March 2011 through March 2013. Therefore, we were technically in default on our Series B Debentures at March 31, 2013, and December 31, 2012. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of March 31, 2013, and December 31, 2012. These debentures are secured by GreenHunter Resources’ interest in GreenHunter Mesquite Lake, LLC, and are otherwise non-recourse to the parent company, GreenHunter Resources.

Note Payable to Related Party

During the three months ended March 31, 2013, the Company did not borrow under a letter of guarantee from the Company’s Chairman. As of March 31, 2013, there is $2.0 million available under this facility. Should the Company borrow any available amounts, they will carry an interest rate of 14% per annum which is convertible to common stock. This letter of guarantee has been extended through December 31, 2013.

Convertible Promissory Note Payable to Related Party

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137,500 per quarter. Interest expense related to this note was $55 thousand for the three months ended March 31, 2013. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. See Note 3–Acquisitions, for additional information.

Black Water and White Top Notes Payable

Certain notes were assumed by the Company as part of the White Top and Black Water acquisition. See Note 3–Acquisitions, for additional information.

Note 5. STOCKHOLDERS’ EQUITY

The following table reflects changes in shares of our outstanding preferred stock, common stock, treasury stock and warrants during the periods reflected in our financial statements:

	Preferred Stock	Common Stock	Treasury Stock	KSOP	Warrants
December 31, 2012	1,561,144	33,120,483	1	15,200	3,020,000
Issued shares of Series C Preferred Stock in public offering	265,436	—	—	—	—
Issued shares of common stock upon exercise of warrants	—	12,500	—	—	(12,500)
Issued shares of common stock upon exercise of stock options	—	100,000	—	—	—
Issued shares of common stock in public offering	—	221,946	—	—	—

March 31, 2013	1,826,580	33,454,929	1	15,200	3,007,500

Preferred Stock

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 8,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of March 31, 2013. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

During the three months ended March 31, 2013, the Company issued the remaining common stock and Series C preferred stock under its current registration statement. The net cash proceeds received upon issuance of these securities were approximately $5.2 million for the issuance of 221,946 shares of common stock and 265,436 shares of Series C Preferred Stock through our At-The-Market (“ATM”) facility.

Common Stock and Common Stock Warrants

During the three months ended March 31, 2013, the Company issued 12,500 shares of common stock upon exercise of 12,500 of our $1.50 warrants.

During the three months ended March 31, 2013, none of our common stock warrants have expired.

Note 6. SHARE-BASED COMPENSATION

On February 1, 2013, the Board of Directors approved the Company’s 2013 Long-Term Incentive Compensation Plan. This Plan provides for equity incentives to be granted to employees, officers or directors of the Company as well as key advisors or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 7,000,000 shares of Common Stock were authorized for issuance under the Incentive Plan. This Plan received stockholder approval at a Special Meeting of Stockholders which occurred on May 8, 2013.

On February 1, 2013, the Board of Directors approved the granting of 978,050 options on the Company’s common stock to employees under the 2010 Long-Term Incentive Compensation Plan. The options have a ten year life and an exercise price of $1.74 per share and vest in an equal amount over a three year period beginning one year from the date of grant.

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

In September 2010, the Company adopted its 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), which provides for equity incentives to be granted to employees, officers or directors of the Company, as well as key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. As of March 31, 2013, there are no remaining shares of Common Stock authorized for issuance under the Incentive Plan.

We recorded share-based compensation expense of $417 thousand and $496 thousand during the three months ended March 31, 2013 and 2012, respectively.

Common Stock Options

As of March 31, 2013, there was $2.1 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.83 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the three months ended March 31, 2013 are as follows:

Number of options issued	$1,078,050
Weighted average stock price	$1.72
Weighted average exercise price	$1.72
Weighted average expected life of options(a)	6.00
Weighted average expected volatility (b)	67.60%
Weighted average risk-free interest rate	1.16%
Expected annual dividend per share	—
Weighted average fair value of each option	$1.04

(a)	Based on our expectation of when the options will be exercised. The options have a life of ten years.
(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses. This also approximates the Company’s recent historical volatility.

The following is a summary of stock option activity during the three months ended March 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000’s)
Outstanding—Beginning of Period	10,827,165	$4.71	$—
Granted	1,078,050	$1.72	—
Exercised	(100,000)	$0.97	—
Cancelled	(7,017)	$1.74	—

Outstanding—End of Period	11,798,198	$4.47	$1,328

Exercisable—End of Period	7,667,994	$6.12	$448

*	The Aggregate Intrinsic Value was calculated using the March 28, 2013 closing stock price of $1.54.

The following is a summary of stock options outstanding at March 31, 2013:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
$0.90	2,033,333	8.02	679,999
$1.41	200,000	6.70	100,000
$1.53	100,000	9.78	—
$1.65	1,969,333	8.88	403,664
$1.74	971,200	9.85	—
$1.79	50,000	8.89	10,000
$1.96	1,723,666	6.41	1,723,666
$5.00	3,247,000	4.13	3,247,000
$7.50	33,333	4.51	33,333
$10.00	243,333	4.65	243,333
$10.12	1,666	5.53	1,666
$12.00	6,500	4.74	6,500
$13.66	3,000	5.25	3,000
$17.76	40,000	4.87	40,000
$18.00	16,667	4.95	16,667
$18.91	1,099,167	4.88	1,099,166
$19.75	13,333	5.05	13,333
$20.64	25,000	5.19	25,000
$22.75	21,667	5.12	21,667

	11,798,198		7,667,994

NOTE 7. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman is an officer and significant shareholder. We also provided water disposal and transport services for Triad Hunter during the three months ended March 31, 2013. Revenue from the affiliated companies totaled $3.1 million for the three months ended March 31, 2013 and $424 thousand for the three months ended March 31, 2012. Accounts receivable related to that revenue totaled $2.1 million as of March 31, 2013.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $25 thousand for the three months ended March 31, 2012, and none for the same period in 2013. We also paid for air travel services from a company owned by Mr. Evans of $32 thousand for the three months ended March 31, 2013.

The Company has an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $51 thousand at March 31, 2013 for pilot expenses.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our Series C preferred stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our Series C preferred stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C preferred stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of Series C preferred stock. In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, and GreenHunter Water, for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water.

NOTE 8. SEGMENT DATA

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

On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008 but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. On August 19, 2009 we entered into a power purchase agreement with a major public utility based in Southern California. During 2012, the Company determined that it had insufficient resources available to it to sufficiently develop the Mesquite Lake Biomass Project so that power could be delivered under the power purchase agreement it had secured as the predominant revenue stream for the project before it expired on March 31, 2013. As a result, management believed the carrying value of this asset was greater than the value that might be realized by the development or sale of the asset. The Company believes the fair value of the asset without a viable power purchase agreement should be its salvage value. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. We recorded no impairments during the three months ended March 31, 2013 related to the Mesquite Lake Biomass Project.

Our Biomass segment is designed to produce energy from organic matter available at or near the plant sites.

The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2012. There are no intersegment revenues or expenses.

Segment data for the three month periods ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31, 2013
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$8,591,570	$—	$8,591,570
Cost of services provided	—	7,772,072	—	7,772,072
Depreciation and accretion expense	35,560	1,014,714	—	1,050,274
Impairment of asset value	—	1,911,917	—	1,911,917
Goodwill impairment	—	2,799,044	—	2,799,044
Selling, general and administrative	1,175,684	1,081,722	8,571	2,265,977

Operating income (loss)	(1,211,244)	(5,987,899)	(8,571)	(7,207,714)
Other income and (expense)	(20,990)	(225,728)	—	(246,718)
Income tax expense	—	(6,676)	—	(6,676)

Net loss	$(1,232,234)	$(6,220,303)	$(8,571)	$(7,461,108)

Total Assets	$4,183,091	$44,228,871	$2,000,000	$50,411,962

Additions to long-lived assets	$—	$3,719,334	$—	$3,719,334

	For the Three Months Ended March 31, 2012
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$2,268,515	$—	$2,268,515
Cost of services provided	—	1,326,574	—	1,326,574
Depreciation and accretion expense	48,307	143,985	—	192,292
Selling, general and administrative	1,062,331	116,538	18,565	1,197,434

Operating loss	(1,110,638)	681,418	(18,565)	(447,785)
Other income and (expense)	(176,125)	(29,554)	—	(205,679)

Net loss	$(1,286,763)	$651,864	$(18,565)	$(653,464)

Total Assets	$5,218,397	$12,185,088	$18,977,388	$36,380,873

Additions to long-lived assets	$—	$1,421,081	$—	$1,421,081

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

Leases

The Company rents equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $581 thousand and $115 thousand for the three months ended March 31, 2013 and 2012, respectively.

ABB, Inc., Plaintiff v. GreenHunter Resources, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Resources, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim, approximately $327,555 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering. Management is actively defending this claim and we believe we will ultimately prevail on the merits.

Glen Pasak, Clint Howard and Manuel Rodriquez, Plaintiffs v. GreenHunter Water, LLC and GreenHunter Energy, Inc., Defendants, in the 23rd District Court of Wharton County, Texas, Case No.: 46,749 filed May 16, 2013. This lawsuit has not yet been served on Defendants. Upon information and belief, the lawsuit alleges as follows: On December 31, 2012, Plaintiffs sold their interest in Blackwater and White Top to Defendants. As part of the transaction, Plaintiffs allege that Defendants agreed to be responsible for all debts and liabilities of Blackwater and White Top including the debts and liabilities which were personally guaranteed by Plaintiffs. The assumption of this liability was material to the sales transaction and Plaintiffs relied on multiple representations by Defendants that the debt would be assumed completely by Defendants. As the Defendants have not yet been served, no answer or response is due at this time. GreenHunter Resources and GreenHunter Water believe this case has no merit and the Defendants will ultimately prevail on all matters arising under this lawsuit.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or results of operations.

NOTE 10. SUBSEQUENT EVENTS

On April 9, 2013, the Company declared a monthly cash dividend on the Company’s Series C Preferred Stock. The dividend on the Series C Preferred Stock, totaling approximately $312 thousand, was paid on April 30, 2013, to holders of record at the close of business on April 19, 2013. The payment was 10% annualized per share, which is equivalent to approximately $0.208 per share, based on the $25 per share liquidation preference of the Series C Preferred Stock.

In April 2013, lightning struck property and equipment located at the Company’s Rhodes salt water disposal well site located in Canadian County, Oklahoma, resulting in an impairment of $1.9 million, which was calculated using estimates to arrive at the fair value of the property and equipment subsequent to the loss. The Company believes it has adequate insurance on this property. The Company has not yet received or recorded any anticipated proceeds from insurance due to this loss. The Company intends to rebuild the disposal facility and resume operations in 2013.

On May 8, 2013, the Company held a special meeting of stockholders. Proposals presented at this meeting included an amendment to the Company’s certificate of incorporation to change the name of the Company from GreenHunter Energy Inc., to GreenHunter Resources, Inc., to ratify the Company’s 2013 Long-Term Incentive Compensation Plan and to amend the Company’s certificate of designations for the Series C preferred stock to increase the authorized number of shares to be issued by the Company from 2,000,000 to 8,000,000 and to ratify the preferred shareholders approval of a prior amendment and restatement of the certificate of designations. All proposals presented at the meeting were approved.

On May 17, 2013, the Company discontinued certain operating segments of White Top and Black Water, resulting in increased uncertainties regarding the timing and nature of a recovery of capital expenditures. Taking these factors into account, the Company reassessed its financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million.

On June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC entered into an Asset Purchase Agreement with Sable Environmental SWD 4, LLC whereby GreenHunter Water agreed to sell to Sable Environmental SWD 4, LLC, two salt water disposal wells and associated equipment located in South Texas for $7.5 million.

Also on June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC closed on the sale of a third saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2012 and with the financial statements and accompanying notes included herein. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties (see “Forward-Looking Statements” above). Actual events or results may differ materially from those indicated in such forward-looking statements.

Overview

Prior to April 13, 2007, we were a startup company in the development stage and we reentered the development stage effective July 1, 2010. Our previous business plan was to acquire and operate a portfolio of assets in the renewable energy sectors of, biodiesel, biomass, solar, wind, and geothermal. We refocused our efforts and currently have ongoing business initiatives in water management through GreenHunter Water, LLC and our subsidiary acquired last year, Hunter Disposal LLC, and biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”). The Company has begun to earn significant revenue from planned principal operations since the first quarter of 2012. It is our goal to become a leading provider of water management solutions and clean energy products as it relates to the oil and gas industry in the unconventional resource plays.

As part of this new strategic initiative, we have acquired or leased properties in the Marcellus, Utica, Eagle Ford, Bakken Shale and Mississippian Lime areas located in Appalachia, South Texas, Eastern Montana and Oklahoma, respectively. We have developed commercial water service facilities on most of these properties and have the intention to further develop barge transport capabilities along existing navigable inland waterways in the Appalachian region. In addition, we are currently deploying a modular above-ground temporary water storage system in the Marcellus Shale and are installing an onsite water treatment facility in this region. In response to requests from current and prospective customers, we have designed and engineered, fabricated and are in the process of patenting a proprietary next-generation modular above-ground water storage system. We continue to evaluate alternatives and possibly license new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse.

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

Current Plan of Operations and Ability to Operate as a Going Concern

As of March 31, 2013, we had a working capital deficit of $11.8 million which includes $2.5 million related to earlier construction activities at our Mesquite Lake Biomass Plant that are non-recourse to the parent company, GreenHunter Resources, Inc.

We have continued to experience losses from ongoing operations. This raises substantial doubt about our ability to continue as a going concern. We received a number of capital advances in 2011 and 2012 from our Chairman in exchange for promissory notes, all of which have been repaid through March 31, 2013. We have a letter of guarantee from the Chairman of the Company for up to $2.0 million of credit support if needed to fund future operations which expires on December 31, 2013, all of which is available as of March 31, 2013.

Along with the revenue generated from our water management activities, which includes the Hunter Disposal acquisition and the Blue Water acquisition discussed below, letter of guarantee, credit support and proceeds from the sale of our common stock and our Series C preferred stock, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are largely dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternative sources, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry in the unconventional resource plays.

In April of 2013, the Company began sales of its first MAG Tank™, which will be used as a fresh water holding impoundment at a multi-well Utica Shale drill pad located in southeastern Ohio. GreenHunter’s next generation modular above ground MAG Tank design was engineered to accommodate heavy fluids in addition to fresh water. The proprietary and patent-pending design uses standardized steel modular trapezoidal MAG Panels™ that are capable of supporting fluid weight independent of other panels together with a reusable impermeable liner. MAG Panels allow operators to configure tank footprints to match the well pad in multiple shapes and in virtually unlimited capacities above 11,000 barrels. The MAG Tank meets or exceeds industry standards for above ground oilfield fluid storage and provides oil and gas operators with a flexible, low-cost and environmentally friendly water storage solution as compared to traditional 500 barrel frac tanks and earthen impoundments. The Company anticipates significant demand for this new proprietary product, which are available for short-term and long-term lease or purchase.

On June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC entered into an Asset Purchase Agreement with Sable Environmental SWD 4, LLC whereby GreenHunter Water agreed to sell to Sable Environmental SWD 4, LLC, two salt water disposal wells and associated equipment located in South Texas for $7.5 million. Also on June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC closed on the sale of a third saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012:

Total Revenues

Our total revenue for the three month period ended March 31, 2013 was approximately $8.6 million, an increase of 279% or $6.3 million compared to $2.3 million during the similar 2012 period. The increase is due to revenue generated from our water management operations which began in late 2011 and has increased significantly upon the acquisition of Hunter Disposal on February 17, 2012. During the three month periods ended March 31, 2013 and 2012, respectively, approximately $2.8 million and $739 thousand was recorded in water disposal revenue, approximately $4.2 million and $1.1 million was recorded in transportation revenue, and approximately $1.6 million and $407 thousand was recorded in water storage and other revenue. We expect our revenues, at a minimum, to remain consistent and grow in future periods as we complete new disposal locations which will further expand our revenue potential. We began generating revenues from our New Matamoras barge and storage facility, Ritchie Disposal Facility and our two Oklahoma disposal wells during 2012.

Our Helena well in South Texas became operational at the end of September 2012, and our joint venture disposal wells in South Texas, the Kennedy, Westhoff and Dilley became operational in January, February and March, 2013, respectively. In addition, we began to recognize revenue on our two Appalachian wells acquired in November 2012, in the fourth quarter of 2012.

Operating Costs

Our operating costs were approximately $7.8 million, an increase of 486% or $6.4 million compared to the $1.3 million reported for the three month periods ended March 31, 2013 and 2012, respectively. The increase was due to operating costs incurred from our water management operations during the year for Hunter Disposal, GreenHunter Water, White Top and Black Water. We expect our costs, including transportation costs to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services.

Depreciation Expense

Depreciation expense was approximately $1.1 million and $192 thousand during the three month periods ended March 31, 2013 and 2012, respectively, an increase of 446%. The increase is due to Hunter Disposal, GreenHunter Water, White Top and Black Water. Our depreciation expense will continue to increase as we add disposal facilities and transportation equipment.

Impairment of Asset Value

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company has made an acquisition at year end 2012 that resulted in the recognition of goodwill. The carrying value of goodwill at March 31, 2013 was fully impaired subsequent to a change in estimate of the net assets acquired during the White Top and Black Water acquisition. Goodwill is not amortized. Instead, authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company typically performs this impairment analysis annually during the third quarter of each fiscal year. The Company adopted Accounting Standards Update (ASU) No. 2011- 08, Intangibles-Goodwill and Other (Topic 350) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test.

On May 17, 2013, the Company discontinued certain operating segments of White Top and Black Water, resulting in increased uncertainties regarding the timing and nature of a recovery of capital expenditures. Taking these factors into account, the Company reassessed its financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million.

Rhodes Disposal Facility

In April 2013, lightning struck property and equipment located at the Company’s Rhodes salt water disposal well site located in Canadian County, Oklahoma, resulting in an impairment of $1.9 million, which was calculated using estimates to arrive at the fair value of the property and equipment subsequent to the loss. The Company believes it has adequate insurance on this property. The Company has not yet received or recorded any anticipated proceeds from insurance due to this loss. The Company intends to rebuild the disposal facility and resume operations in 2013.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $1.8 million and $702 thousand during the three month periods ended March 31, 2013 and 2012, respectively. This increase is due to expansion of our business activities. We expect SG&A expense to increase in future periods as we continue to expand our water management business.

The following is a schedule of our selling, general and administrative expense for the three month periods ended March 31:

	2013	2012	Variance
Total personnel and related costs	$906,387	$243,227	$663,160
Total office and related costs	269,087	190,584	78,503
Total travel, selling and marketing	180,759	66,673	114,086
Total professional fees	446,494	174,726	271,768
Total taxes and permits	46,327	26,450	19,877

Total	$1,849,054	$701,660	$1,147,394

Stock Based Compensation

Stock based compensation expense was approximately $417 thousand and $496 thousand during the three month periods ended March 31, 2013 and 2012, respectively. We expect stock based compensation expense to increase in future periods as we continue to expand our water management business.

Operating Income/Loss

Our operating loss was $7.2 million and $448 thousand for the three month periods ended March 31, 2013 and 2012, respectively. The increase in operating loss is due to $6.0 million of operating loss generated by our water management operations, which includes an impairment of asset value of $1.9 million and an impairment of goodwill of $2.8 million.

Other Income and Expense

Other expense was $247 thousand and $206 thousand for the three month periods ended March 31, 2013 and 2012, respectively. Interest expense was approximately $247 thousand during the three months ended March 31, 2013 compared to approximately $206 thousand during the similar period of 2012. We expect our interest expense will continue to increase as we add debt to fund our future expansion.

Preferred Stock Dividends

Dividends on our preferred stock were $1.0 million for the three month period ended March 31, 2013, versus $195 thousand for the three month period ended March 31, 2012. The increase is due to the issuance of 10% Series C Preferred Stock in 2012.

Net Loss and Net Loss Per Share

Our net loss was $7.5 million and $653 thousand for the three month periods ended March 31, 2013 and 2012, respectively. The increase in the net loss in 2013 is due to increased costs associated with increased scale of operations, decreased disposal volumes in the Appalachia region, increased usage of owned trucks and equipment, an impairment of asset value of $1.9 million and an impairment of goodwill of $2.8 million. The net loss to common shareholders was $8.5 million for the three month period ended March 31, 2013 versus $849 thousand during the similar period in 2012 due to the increased operations in 2013. Net loss per share was $0.25 and $0.03 for the three month periods ended March 31, 2013 and 2012, respectively.

Our weighted average shares outstanding were 33.4 million and 27.1 million for the three month periods ended March 31, 2013 and 2012, respectively, due to common shares issued for the Hunter Disposal, Blue Water, White Top, Black Water and South Texas Joint Venture acquisitions and the exchange of our Series B Preferred Stock for Common Stock through our ATM offering.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of March 31, 2013, we had cash and cash equivalents of approximately $1.3 million and a working capital deficit of $11.8 million as compared to cash and cash equivalents of $2.4 million and a working capital deficit of $12.9 million as of March 31, 2012. These decreases in cash and decreases in working capital were due to the activities described below.

Operating Activities

During the three month periods ended March 31, 2013 and 2012, operating activities used $4.1 million and provided $1.4 million, respectively. We anticipate using cash flows from operating activities for the remainder of the year, but expect to have cash flows from financing activities sufficient to meet our operating needs.

Investing Activities

During the three month periods ended March 31, 2013 and 2012, we used approximately $779 thousand and $1.3 million in cash in investing activities, respectively. We used cash for capital expenditures of approximately $779 thousand for the acquisition of a barging terminal facility and construction of our South Texas wells. In the 2012 period, we used cash for the acquisition of Hunter Disposal of approximately $909 thousand and approximately $420 thousand for water disposal and handling facilities and equipment.

Financing Activities

During the three month period ended March 31, 2013, our financing activities provided $4.3 million compared to $2.3 million in the similar period of the prior year. The cash provided during the 2013 period resulted from proceeds of $5.1 million, net of costs, for the sale of our Series C Preferred Stock and common stock, proceeds of $116 thousand from the exercise of warrants and options, and proceeds from borrowing on notes payable of approximately $850 thousand. We made payments on notes payable of $768 thousand, and paid approximately $1.0 million of dividends on our 10% Series C Preferred Stock during the three months ended March 31, 2013.

In the similar period of 2012, financing activities included proceeds of $30 thousand from the exercise of warrants and proceeds from borrowing on notes payable of approximately $2.4 million. We made payments on notes payable of $168 thousand during the three months ended March 31, 2012.

Investing Activities and Future Requirements

Capital Expenditures

During the first three months of 2013, we had capital expenditures of approximately $779 thousand, primarily for the acquisition of a barging terminal facility and construction of our South Texas salt water disposal wells. On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, Ohio County, West Virginia. Previously utilized as a gasoline storage facility, the Company has fully engineered plans to convert the location into a water treatment, recycling and condensate handling logistics terminal with operations scheduled to begin prior to year-end 2013. Management anticipates commencing construction in June, 2013. The current plan for the terminal is to convert the existing 11,000 square foot warehouse into a water recycling station and build up to 19,000 barrels of water tank storage. The Company will employ a vibration separation nano-filtration system at the barge terminal to remove suspended solids from oilfield brine. Oilfield producers will be given the option to reuse remediated fluids under our Frac-Cycle™ services offering (which can be scaled to 10,000 barrels per day at the terminal) or take advantage of our advanced barge logistics capabilities to significantly reduce residual waste transportation costs.

Our current capital expenditure plan for the next twelve months is dependent upon our ability to raise additional equity capital and, to a lesser extent, additional debt. We plan to raise significant new equity funds from the sale of either common stock or our 10% Series C Preferred Stock.

For 2013, we have not adopted a formal corporate capital expenditure budget due to our current lack of capital resources. We have formulated specific budgets for ongoing projects and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.

Related Party Transactions

During the three months ended March 31, 2013, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman is an officer and significant shareholder. We also provided water disposal and transport services for Triad Hunter during the three months ended March 31, 2013. Revenue from the affiliated companies totaled $3.1 million for the three months ended March 31, 2013 and $424 thousand for the three months ended March 31, 2012. Accounts receivable related to that revenue totaled $2.1 million as of March 31, 2013.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $25 thousand for the three months ended March 31, 2012, and none for the same period in 2013. We also paid for air travel services from a company owned by Mr. Evans of $32 thousand for the three months ended March 31, 2013.

The Company has an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $51 thousand at March 31, 2013 for pilot expenses.

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our Series C preferred stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our Series C preferred stock from $100 per share to $25 per share. As a result, the 22,000 shares of our Series C preferred stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, and GreenHunter Water, for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of March 31, 2013:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt (a)	$13,164,724	$3,194,677	$4,899,357	$3,720,278	$1,350,412
Fixed-rate and variable-rate interest payments (a)	2,394,960	632,455	957,815	392,459	412,231
9% Series B Secured Redeemable Debentures (b)	98,100	98,100	—	—	—
Operating leases (c)	1,835,133	640,321	834,895	240,000	119,917

Total Contractual Obligations	$17,492,917	$4,565,553	$6,692,067	$4,352,737	$1,882,560

(a)	See Note 4—Notes Payable, for further discussion of variable-rate terms of notes.
(b)	Assumes 9% interest over one year term due to its classification.
(c)	Represents future minimum lease payments for non-cancelable operating leases for property, equipment and certain office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through March 31, 2013.

Commodity Price Risk

Our Mesquite Lake facility is designed to consume woody biomass as fuel to generate electricity should it become operational. The woody biomass will be made up of any organic material not derived from fossil fuels, such as agriculture crop residue, orchard prunings and removals, stone fruit pits, nut shells, vineyard prunings, cull logs, eucalyptus logs, bark, lawn clippings, yard and garden clippings, leaves, silvicultural residue, tree and brush prunings, wood and wood chips and wood waste. We have performed a fuel availability study and believe there is ample woody biomass available at economically feasible prices in the geographic area surrounding Mesquite Lake. However, a number of factors including continued decline in economic activity, adverse weather conditions and competition from other consumers of woody biomass could result in reduced supply or higher prices for woody biomass which could increase our costs to produce electricity. In the future, we may decide to address these risks through the use of fixed price supply contracts as well as commodity derivatives.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information required to be disclosed in reports filed by us under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness described below. We were not required to have, and did not engage, an independent registered public accounting firm to audit our assessment of the effectiveness of internal control over financial reporting.

To address the material weakness described in this Item 4, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). As a result of these procedures, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented, in conformity with US GAAP.

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

In connection with the preparation of the financial statements included in this report, management identified the following material weakness: we have a lack of sufficient, qualified personnel to design and manage an effective control environment.

Due to the lack of sufficient, qualified personnel, we do not have the appropriate level of accounting knowledge, experience and training in US GAAP to assess the completeness and accuracy of our accounting matters. In addition, we did not maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision and monitoring of accounting operations. Specifically, we did not maintain effective controls to provide reasonable assurance that monthly account reconciliations were reviewed on a timely basis and that monthly and quarterly financial information was prepared and reviewed timely. We had insufficient segregation of duties and insufficient controls that would mitigate conflicting roles within the control environment to prevent material misstatement. Finally, we were unable to file this quarterly report timely.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

ABB, Inc., Plaintiff v. GreenHunter Resources, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Resources, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim, approximately $327,555 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering. Management is actively defending this claim and believes the Company will ultimately prevail on the merits.

Glen Pasak, Clint Howard and Manuel Rodriquez, Plaintiffs v. GreenHunter Water, LLC and GreenHunter Energy, Inc., Defendants, in the 23rd District Court of Wharton County, Texas, Case No.: 46,749 filed May 16, 2013. This lawsuit has not yet been served on Defendants. Upon information and belief, the lawsuit alleges as follows: On December 31, 2012, Plaintiffs sold their interest in Blackwater and White Top to Defendants. As part of the transaction, Plaintiffs allege that Defendants agreed to be responsible for all debts and liabilities of Blackwater and White Top including the debts and liabilities which were personally guaranteed by Plaintiffs. The assumption of this liability was material to the sales transaction and Plaintiffs relied on multiple representations by Defendants that the debt would be assumed completely by Defendants. As the Defendants have not yet been served, no answer or response is due at this time. GreenHunter Resources and GreenHunter Water believe this case has no merit and the Defendants will ultimately prevail on all matters arising under this lawsuit.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or results of operations.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.1	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.2	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.3	Amended and Restated Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated April 25, 2012)

4.4	Certificate of Correction to the Amended and Restated Certificate of Designations, Rights, Number of Shares and Preferences of the 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 10-K, dated April 5, 2013)

10.1	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.2	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.3	Equity Purchase Agreement between Triad Hunter LLC and GreenHunter Energy, Inc. dated February 17, 2012 (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.4	Registration Rights Agreement dated February 17, 2012 between GreenHunter Energy, Inc. and Triad Hunter, LLC (incorporated by reference from the registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.5	Asset Purchase Agreement by and among GreenHunter Water, LLC, Helena Hunter Water Disposal, LLC and Sable Environmental SWD 4, LLC dated June 10, 2013

10.6	Employment Agreement, by and between GreenHunter Energy, Inc. and Jonathan D. Hoopes, dated October 1, 2009 (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.7	Form of GreenHunter, Inc. Stock Option Agreement (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.8	2013 Long-Term Incentive Compensation Plan (incorporated by reference from the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 2, 2013)

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Resources, Inc.

Date: June 14, 2013	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman

Date: June 14, 2013	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
Director, Interim Chief Executive Officer, President and Chief Operating Officer

Date: June 14, 2013	By:	/s/ David S. Krueger
David S. Krueger
Vice President and Chief Financial Officer