Form 10-Q
period 2013-06-30
GreenHunter Resources, Inc.
filed 2013-08-19
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 19, 2013 there were 33,533,556 shares of the registrant’s common stock ($0.001 par value) outstanding.

PART 1—FINANCIAL STATEMENTS

Item 1. Financial Statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$549,626	$1,765,642
Accounts receivable, net of allowance of $380,280 and $154,240, respectively	5,012,286	4,226,244
Related party accounts receivable, no allowance considered necessary	2,174,028	2,146,839
Inventory	1,220,779	—
Prepaid expenses and other current assets	806,394	318,807

Total current assets	9,763,113	8,457,532
FIXED ASSETS:
Land and improvements	1,549,059	1,596,232
Buildings	2,617,506	2,584,201
Water facilities, equipment, and other fixed assets	35,471,626	26,625,281
Biomass project, net of impairment of $15,873,013	2,000,000	2,000,000
Accumulated depreciation	(6,113,176)	(2,398,394)
Construction in progress – water projects	2,453,303	11,002,911

Net fixed assets	37,978,318	41,410,231
OTHER ASSETS:
Goodwill	—	2,976,527
Other non-current assets	10,936	10,936

Total assets	$47,752,367	$52,855,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$4,175,802	$4,053,749
Accounts payable and accrued liabilities	11,043,931	11,169,896
Accounts payable to a related party	198,421	1,738,387
Accounts payable related to biomass project	2,477,828	2,477,828
Deferred revenue – related party	849,675	65,925
Asset retirement obligation - current	100,100	100,100

Total current liabilities	18,845,757	19,605,885
NON-CURRENT LIABILITIES:
Notes payable, less current portion	8,927,706	9,317,003
Asset retirement obligation	881,257	822,286

Total liabilities	28,654,720	29,745,174
COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)
STOCKHOLDERS’ EQUITY:
Series C preferred stock, $.001 par value, $25 stated value, 8,000,000 authorized shares, 1,826,580 and 1,561,144 issued and outstanding and liquidation preference of $45,664,500 and $39,028,600, at June 30, 2013 and December 31, 2012, respectively	37,634,459	32,825,967
Common stock, $.001 par value, 90,000,000 shares authorized, 33,533,556 and 33,120,483 issued and outstanding, respectively	33,534	33,120
Additional paid-in capital	118,172,731	116,832,776
Accumulated deficit	(136,517,149)	(126,355,883)
Treasury stock, at cost, 1 share	(15)	(15)
Unearned common stock in KSOP, at cost, 15,200 shares	(225,913)	(225,913)

Total stockholders’ equity	19,097,647	23,110,052

Total liabilities and stockholders’ equity	$47,752,367	$52,855,226

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Water disposal revenue	$3,040,150	$1,611,671	$5,853,986	$2,351,027
Transportation revenue	4,240,349	2,197,751	8,435,119	3,320,387
Storage rental revenue and other	1,632,745	367,339	3,215,709	773,862

Total revenues	8,913,244	4,176,761	17,504,814	6,445,276

COST OF SERVICES PROVIDED:
Cost of services provided	7,577,463	2,361,662	15,349,535	3,688,236
Depreciation and accretion expense	1,064,174	272,472	2,114,448	464,764
Loss on impairment of assets	—	—	1,911,917	—
Goodwill impairment	—	—	2,799,044	—
Stock based compensation	483,261	728,771	900,184	1,224,545
Selling, general and administrative	1,875,011	1,242,532	3,724,065	1,944,192

Total costs and expenses	10,999,909	4,605,437	26,799,193	7,321,737

OPERATING LOSS	(2,086,665)	(428,676)	(9,294,379)	(876,461)
OTHER INCOME (EXPENSE):
Interest and other income	1,678	2	2,180	4
Interest, amortization and other expense	(227,008)	(272,164)	(474,228)	(477,845)
Gain on sale of assets	1,774,867	—	1,774,867	—

Total other income (expense)	1,549,537	(272,162)	1,302,819	(477,841)

Net loss before taxes	(537,128)	(700,838)	(7,991,560)	(1,354,302)
Income tax expense	—	—	(6,676)	—

Net loss	(537,128)	(700,838)	(7,998,236)	(1,354,302)
Preferred stock dividends	(1,136,383)	(303,741)	(2,163,030)	(499,145)

Net loss to common stockholders	$(1,673,511)	$(1,004,579)	$(10,161,266)	$(1,853,447)

Weighted average shares outstanding, basic and diluted	33,433,083	28,115,904	33,395,992	27,587,626

Net loss per share, basic & diluted	$(0.05)	$(0.04)	$(0.30)	$(0.07)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2013 TO JUNE 30, 2013

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Unearned Shares in KSOP	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2013	$—	$—	$32,825,967	$33,120	$116,832,776	$(126,355,883)	$(15)	$(225,913)	$23,110,052
Issued shares of Series C preferred stock and common stock for cash	—	—	4,808,492	222	339,796	—	—	—	5,148,510
Dividends on Series C preferred stock	—	—	—	—	—	(2,163,030)	—	—	(2,163,030)
Share based payments	—	—	—	87	900,097	—	—	—	900,184
Issued shares of common stock upon exercise of equity incentives	—	—	—	105	100,062	—	—	—	100,167
Net loss	—	—	—	—	—	(7,998,236)	—	—	(7,998,236)

BALANCE, JUNE 30, 2013	$—	$—	$37,634,459	$33,534	$118,172,731	$(136,517,149)	$(15)	$(225,913)	$19,097,647

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,998,236)	$(1,354,302)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and accretion expense	2,114,448	464,764
Impairment of asset value	1,911,917	—
Goodwill impairment	2,799,044	—
Gain on asset sale	(1,774,867)	—
Non-cash stock-based compensation	900,184	1,224,545
Amortization of deferred financing costs	—	24,820
Changes in operating assets and liabilities:
Accounts receivable	(899,789)	554,994
Related party accounts receivable	(27,189)	(563,262)
Inventory	(1,220,779)	—
Prepaid expenses and other current assets	(487,587)	(147,052)
Accounts payable and accrued liabilities	(1,651,631)	1,358,466

Net cash (used in) provided by operating activities	(6,334,485)	1,562,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,312,794)	(2,831,131)
Cash paid in acquisitions, net of cash received of $0 and $1.3 million during the six month period ended June 30, 2013 and 2012, respectively	—	(3,090,602)
Proceeds from sale of assets	5,200,000	—

Net cash provided by (used in) investing activities	1,887,206	(5,921,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of equity securities	5,148,510	—
Proceeds from exercise of equity incentives	115,750	30,000
Proceeds from notes payable	1,752,382	5,558,844
Payment of notes payable	(1,622,349)	(745,654)
Commissions and fees paid on stock issuances	—	(159,946)
Preferred stock dividend paid	(2,163,030)	(149,655)
Payment of deferred financing costs	—	(2,014)

Net cash provided by financing activities	3,231,263	4,531,575

CHANGE IN CASH	(1,216,016)	172,815
CASH, beginning of period	1,765,642	84,823

CASH, end of period	$549,626	$257,638

Cash paid for interest	$453,695	$173,417

NON-CASH TRANSACTIONS:
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	$—	$3,005,775

Transfer accumulated preferred dividends to stated value	$—	$336,922

Issued shares of common stock for acquisitions	$—	$4,284,280

Issued shares of Series C Preferred Stock for acquisitions	$—	$3,100,000

Issued treasury shares for payment of share based compensation	$—	$208,968

Accrued capital costs	$703,815	$68,266

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2013

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

In this quarterly report on Form 10-Q, the words “GreenHunter Resources”, “company”, “we”, “our” and “us” refer to GreenHunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of June 30, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, are unaudited. The December 31, 2012 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at June 30, 2013, and the results of operations for the three and six months ended June 30, 2013 and 2012, changes in stockholders’ equity for the six months ended June 30, 2013, and cash flows for the six month periods ended June 30, 2013 and 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2012 Form 10-K. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the operating results that will occur for the full year.

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

The accompanying consolidated financial statements include the accounts of GreenHunter Resources, Inc. and our wholly-owned subsidiaries, Hunter Disposal, LLC (“Hunter Disposal”), GreenHunter Water, LLC (“GreenHunter Water”), Hunter Hauling, LLC (“Hunter Hauling”), Eagle Ford Water Hunter Joint Venture (“Eagle Ford Water”), Little Muskingum Drilling, LLC (“Virco”), Virco Realty, Inc, (“Virco”), White Top Oilfield Construction, LLC (“White Top”), Black Water Services, LLC (“Black Water”), GreenHunter Mesquite Lake, LLC (“Mesquite Lake”) and GreenHunter Wind Energy, LLC (“Wind”). All significant intercompany transactions and balances have been eliminated.

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

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the six month periods ended June 30, 2013 and 2012, as their effects would have been anti-dilutive.

	June 30,
	2013	2012
Stock options	13,083,981	10,852,250
Warrants	3,007,500	3,070,000
Convertible debentures	87,452	1,293,115
Convertible promissory notes	880,000	1,796,308
Preferred Stock (Series A and B)	—	2,961,128

Total	17,058,933	19,972,801

Our Series C preferred stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C preferred stock based on the closing price as of June 28, 2013 would be 57,080,625 common shares.

Impairment of Asset Value

Rhodes Disposal Facility

In April 2013, lightning struck property and equipment located at the Company’s Rhodes salt water disposal well site located in Canadian County, Oklahoma, resulting in an impairment of $1.9 million, which was calculated using estimates to arrive at the fair value of the property and equipment subsequent to the loss. On July 3, 2013, the Company received $250 thousand of proceeds and anticipates receiving additional proceeds of $381 thousand from insurance due to this loss.

Fixed Assets

On June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC closed on the sale of a saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million, resulting in a gain on sale of assets of $2.3 million. On June 30, 2013, the Company wrote off certain assets acquired as part of the White Top and Black Water acquisition that were repossessed as partial consideration for loans the Company had assumed as part of the White Top and Black Water acquisition, and has defaulted on. Also on June 30, 2013, the Company wrote off certain assets that were not in the possession of the Company, and has taken legal course in an attempt to reacquire the assets. These items resulted in a loss on sale of assets of approximately $477 thousand. See Note 9 – Commitments and Contingencies, for additional information. The total net gain of $1.8 million is presented on the income statement as gain on sale of assets.

The following is a schedule of our fixed assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Land and improvements	$1,549,059	$1,596,232
Buildings	2,617,506	2,584,201
Water facilities equipment and other fixed assets
Water disposal and handling facilities	25,252,116	15,981,366
Water disposal and handling facilities not yet in service	2,453,303	11,002,911
Transportation equipment	7,253,854	8,246,376
Movable storage equipment	2,072,146	1,663,646
Furniture, fixtures & other	893,510	733,893

Total plant, equipment and other	37,924,929	37,628,192

Biomass project, net of impairment (in 2012)	2,000,000	2,000,000

Total fixed assets	44,091,494	43,808,625
Less: Accumulated depreciation	(6,113,176)	(2,398,394)

Net fixed assets	$37,978,318	$41,410,231

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

On May 17, 2013, the Company discontinued certain portions of operations of White Top and Black Water, resulting in increased uncertainties regarding the timing and nature of a recovery of capital expenditures. Taking these factors into account, the Company reassessed its financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million.

Inventory

In April 2013, the Company began sales of its first MAG Tank™, which will be used as a fresh or brine water holding impoundment at a multi-well Utica Shale drill pad located in southeastern Ohio. GreenHunter’s next generation modular above ground MAG Tank design was engineered to accommodate heavy fluids in addition to fresh water. The proprietary and patent-pending design uses standardized steel modular trapezoidal MAG Panels™ that are capable of supporting fluid weight independent of other panels together with a reusable impermeable liner.

Inventory is stated at the lower of cost or market. All inventories as of June 30, 2013 represent raw materials. We impair the carrying value of our inventory for discontinued, obsolete, excess and damaged inventory. This impairment is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of future demand, targeted inventory turn rates, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory impairments may be required and, in the case of a major change in strategy or downturn in market conditions, such impairments could be significant.

Fair Value of Financial Instruments

At June 30, 2013 and December 31, 2012, the carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates, which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value.

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

NOTE 2. CURRENT PLAN OF OPERATIONS AND ABILITY TO OPERATE AS A GOING CONCERN

As of June 30, 2013, we had a working capital deficit of $9.1 million which includes $2.5 million related to earlier construction activities at our Mesquite Lake Biomass Plant that are non-recourse to the parent company, GreenHunter Resources, Inc.

We have continued to experience losses from ongoing operations. This raises substantial doubt about our ability to continue as a going concern. We received a number of capital advances in 2011 and 2012 from our Chairman in exchange for promissory notes, all of which have been repaid through June 30, 2013. We have a letter of guarantee from the Chairman of the Company for up to $2.0 million of credit support if needed to fund future operations which expires on December 31, 2013, all of which is available as of June 30, 2013.

The Company’s wholly-owned subsidiary, GreenHunter Water, LLC is also in negotiations regarding the potential sale of up to three separate salt water disposal wells and associated equipment located in South Texas.

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

NOTE 3. ACQUISITIONS AND DIVESTITUTURES

Hunter Disposal

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, $3.3 million in common stock, $2.2 million in our Series C Preferred Stock and a $2.2 million convertible promissory note due to the seller. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year frac tank rental agreement with GreenHunter Water.

Helena Disposal Well

On June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC closed on the sale of a saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million, resulting in a gain of $2.3 million.

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

White Top and Black Water

On December 31, 2012, we completed an acquisition of two oilfield water service and construction companies that provide services to oil and natural gas producers in the Eagle Ford Shale. The two entities, White Top Oilfield Construction, LLC (“White Top”) and Black Water Services, LLC (“Black Water”), with common management, had been providing services since 2008 to operators active in the Eagle Ford Shale play of South Texas. Combined assets included vacuum water trucks, dump trucks, drilling rig wash trailers and heavy equipment. Located in Louise, Wharton County, Texas, White Top and Black Water previously serviced E&P operators predominantly concentrated in the Texas counties of Gonzales, Karnes and DeWitt.

Pursuant to the terms of the acquisition agreements, the companies were acquired for an aggregate $1,200,000 cash, 41,000 shares of the Company’s Series C preferred stock and 589,657 shares of the Company’s common stock. The shares of Series C preferred stock and common stock were issued to a small group of former shareholders of White Top and Black Water. The shares of Series C preferred stock are not convertible into or exchangeable for any of the Company’s other property or securities except that the shares of Series C preferred stock are convertible into shares of the Company’s common stock under certain circumstances in connection with a change of ownership or control transaction. $450,050 of the cash price was paid on December 31, 2012 and the balance of the cash price, $750,000, was paid in January 2013. As of the date of this report, none of these shares of common stock or preferred stock issued to the former shareholders of White Top and Black Water have been sold. The Company has placed a stop order with the Company’s transfer agent preventing any transfer of shares. The Company is currently instituting legal action against the former shareholders of White Top and Black Water to fully recover the equity consideration issued to them under the terms of the acquisition agreements.

The acquisition of White Top and Black Water was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values. All valuations of assets and liabilities assumed are preliminary and subject to further review and adjustment. The following table summarizes the preliminary purchase price and the preliminary estimate of the fair values of the net assets acquired at the date of acquisition, as updated through June 30, 2013:

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

On June 30, 2013, the Company wrote-off certain assets acquired as part of the White Top and Black Water acquisition that were repossessed as partial consideration for loans the Company assumed as part of the White Top and Black Water acquisition, and which was defaulted on by White Top and Black Water. Also on June 30, 2013, the Company wrote-off certain assets that were not in the possession of the Company, and has taken legal course to reacquire the assets. These items resulted in a total loss on sale of assets of approximately $477 thousand. See Note 9 – Commitments and Contingencies, for additional information.

On May 17, 2013, the Company discontinued certain portions of the operations of White Top and Black Water, resulting in increased uncertainties regarding the timing and nature of a recovery of capital expenditures. Taking these factors into account, the Company reassessed its financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million.

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the three and six months ended June 30, 2012, as if the acquisitions of Hunter Disposal, White Top, Black Water and Virco, along with transactions necessary to finance the acquisitions, had occurred January 1, 2012. The unaudited pro forma information includes the effects of adjustments for interest expense, dividends and depreciation expense. The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Total operating revenue	$7,821,049	$16,103,241
Total operating costs and expenses	8,121,642	16,517,631

Operating loss	(300,593)	(414,390)
Interest expense and other	(280,241)	(521,986)

Net loss before taxes	(580,834)	(936,376)
Income tax expense	—	—

Net loss	(580,834)	(936,376)

Dividends on preferred stock	(386,507)	(693,398)

Net loss attributable to common stock holders	$(967,341)	$(1,629,774)

Net loss per share, basic & diluted	$(0.03)	$(0.06)

NOTE 4. NOTES PAYABLE

Notes Payable at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
Notes payable for insurance premiums due in monthly installments through July, 2013, weighted average 6.73% fixed rate	$449,791	$127,090
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% variable rate	1,390,503	1,415,582
Notes payable collateralized by equipment due in monthly installments through December 9, 2014 to August 17, 2017, various rates described below	4,397,113	5,140,056
Note payable collateralized by real estate due in monthly installments through December 28, 2032, 4.25% variable rate	1,102,073	1,120,000
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	2,062,500	2,200,000
Promissory notes assumed in acquisition secured by accounts receivable, inventory and equipment due on demand on, maturing January 25, 2013 and February 10, 2013, 7% fixed rate, which are now in default, accruing at 18%	933,397	942,774
Note payable collateralized by building due in monthly installments maturing January 13, 2022, 15.49% fixed rate	—	30,217
Note payable collateralized by real estate due in monthly installments maturing September 1, 2026, 6% variable rate	44,370	45,419
Note payable assumed in acquisition collateralized by equipment due in monthly installments maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	402,101	501,723
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08%	1,128,513	1,528,198

	June 30, 2013	December 31, 2012
Note payable assumed in acquisition due to a factoring company as part of an accounts receivable factoring arrangement, effective interest rate of 20.4%	3,197	229,693
Note payable collateralized by property and equipment due in monthly installments maturing September 13, 2023, 3.25%, variable rate	1,099,950	—

	13,103,508	13,370,752

Less: current portion	(4,175,802)	(4,053,749)

Total Long-Term Debt	$8,927,706	$9,317,003

The following table presents the approximate annual contractual maturities of debt based on the calendar year as of June 30, 2013:

Remaining in 2013	$2,777,906
2014	3,011,984
2015	1,984,419
2016	1,766,552
2017	1,937,086
Thereafter	1,625,561

$13,103,508

Debt Covenants

The terms of the Company’s obligations collateralized by equipment and real estate, require the Company to comply, on a quarterly basis, with certain financial covenants, including a debt service coverage ratio. The Company is required to maintain a ratio of debt service coverage equal to or in excess of 1.30 to 1.00, and is calculated as the ratio of consolidated EBITDA to required principal and interest payments on all indebtedness, as defined in the credit agreement. The Company was in compliance with applicable debt covenants as of June 30, 2013.

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

9% Series B Senior Secured Redeemable Debentures

The Company had not paid interest on the Series B debentures for the period March 2011 through June 2013. Therefore, we were technically in default on our Series B Debentures at June 30, 2013, and December 31, 2012. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of June 30, 2013, and December 31, 2012. These debentures are secured by GreenHunter Resources’ interest in GreenHunter Mesquite Lake, LLC, and are otherwise non-recourse to the parent company, GreenHunter Resources. As of June 30, 2013, there is a principal balance of $90 thousand outstanding under the Series B debentures.

Note Payable to Related Party

During the six months ended June 30, 2013, the Company did not borrow under a letter of guarantee from the Company’s Chairman. As of June 30, 2013, there is $2.0 million available under this facility. Should the Company borrow any available amounts, they will carry an interest rate of 14% per annum which is convertible to common stock. This letter of guarantee has been extended through December 31, 2013.

Convertible Promissory Note Payable to Related Party

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137,500 per quarter. Interest expense related to this note was $110 thousand for the six months ended June 30, 2013. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. See Note 3–Acquisitions and Divestitures, for additional information.

Black Water and White Top Notes Payable

Certain notes were assumed by the Company as part of the White Top and Black Water acquisition. See Note 3–Acquisitions and Divestitures, for additional information.

Note 5. STOCKHOLDERS’ EQUITY

The following table reflects changes in shares of our outstanding preferred stock, common stock, treasury stock and warrants during the periods reflected in our financial statements:

	Preferred Stock	Common Stock	Treasury Stock	KSOP	Warrants
December 31, 2012	1,561,144	33,120,483	1	15,200	3,020,000
Issued shares of Series C preferred stock in public offering	265,436	—	—	—	—
Issued shares of common stock upon exercise of warrants	—	12,500	—	—	(12,500)
Issued shares of common stock upon exercise of stock options	—	100,000	—	—	—
Issued shares of common stock in public offering	—	221,946	—	—	—
Issued shares of common stock for Share based payments	—	78,627	—	—	—

June 30, 2013	1,826,580	33,533,556	1	15,200	3,007,500

Preferred Stock

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 8,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of June 30, 2013. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

During the six months ended June 30, 2013, the Company issued the remaining common stock and Series C preferred stock under its current registration statement. The net cash proceeds received upon issuance of these securities were approximately $5.2 million for the issuance of 221,946 shares of common stock and 265,436 shares of Series C preferred stock through our At-The-Market (“ATM”) facility.

Common Stock and Common Stock Warrants

During the six months ended June 30, 2013, the Company issued 12,500 shares of common stock upon exercise of 12,500 of our $1.50 warrants.

During the six months ended June 30, 2013, none of our common stock warrants have expired.

Note 6. SHARE-BASED COMPENSATION

On June 14, 2013, the Board of Directors approved the granting of 1,290,000 options of the Company’s common stock to employees under the 2013 Long-Term Incentive Plan. The options have a ten year life and an exercisable price of $1.15 per share and vest in an equal amount over a three year period beginning one year from the date of grant.

On February 1, 2013, the Board of Directors approved the Company’s 2013 Long-Term Incentive Compensation Plan. This Plan provides for equity incentives to be granted to employees, officers or directors of the Company as well as key advisors or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 7,000,000 shares of Common Stock were authorized for issuance under the Incentive Plan. This Plan received stockholder approval at a Special Meeting of Stockholders which occurred on May 8, 2013. As of June 30, 2013, there are 5,710,000 remaining shares of Common Stock authorized for issuance under the 2013 Long-Term Incentive Plan.

On February 1, 2013, the Board of Directors approved the granting of 978,050 options of the Company’s common stock to employees under the 2010 Long-Term Incentive Compensation Plan. The options have a ten year life and an exercise price of $1.74 per share and vest in an equal amount over a three year period beginning one year from the date of grant.

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

In September 2010, the Company adopted its 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), which provides for equity incentives to be granted to employees, officers or directors of the Company, as well as key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. As of June 30, 2013, there are no remaining shares of Common Stock authorized for issuance under the Incentive Plan.

We recorded share-based compensation expense of $900 thousand and $1.2 million during the six months ended June 30, 2013 and 2012, respectively.

Common Stock Options

As of June 30, 2013, there was $2.6 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 2.27 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the six months ended June 30, 2013 are as follows:

Number of options issued	2,368,050
Weighted average stock price	$1.41
Weighted average exercise price	$1.41
Weighted average expected life of options(a)	6.00
Weighted average expected volatility (b)	66.89%
Weighted average risk-free interest rate	1.24%
Expected annual dividend per share	—
Weighted average fair value of each option	$0.85

(a)	Based on our expectation of when the options will be exercised. The options have a life of ten years.
(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses. This also approximates the Company’s recent historical volatility.

The following is a summary of stock option activity during the six months ended June 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000’s)
Outstanding—Beginning of Period	10,827,165	$4.71	$—
Granted	2,368,050	$1.41	—
Exercised	(100,000)	$0.97	—
Cancelled	(11,234)	$1.44	—

Outstanding—End of Period	13,083,981	$4.17	$—

Exercisable—End of Period	8,594,160	$5.58	$—

*	The Aggregate Intrinsic Value was calculated using the June 28, 2013 closing stock price of $0.80.

The following is a summary of stock options outstanding at June 30, 2013:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
$0.90	2,033,333	7.77	1,356,665
$1.15	1,290,000	9.96	—
$1.41	200,000	6.45	100,000
$1.53	100,000	9.53	—
$1.65	1,965,666	8.63	653,164
$1.74	970,650	9.60	—
$1.79	50,000	8.64	10,000
$1.96	1,723,666	6.16	1,723,666
$5.00	3,247,000	3.88	3,247,000
$7.50	33,333	4.26	33,333
$10.00	243,333	4.41	243,333
$10.12	1,666	5.28	1,666
$12.00	6,500	4.49	6,500
$13.66	3,000	5.01	3,000
$17.76	40,000	4.62	40,000
$18.00	16,667	4.70	16,667
$18.91	1,099,167	4.63	1,099,166
$19.75	13,333	4.80	13,333
$20.64	25,000	4.94	25,000
$22.75	21,667	4.87	21,667

	13,083,981		8,594,160

NOTE 7. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman is an officer and significant shareholder. We also provided water disposal and transport services for Triad Hunter during the six months ended June 30, 2013. Revenue from the affiliated companies totaled $1.4 million and $4.5 million for the three and six months ended June 30, 2013 and $899 thousand and $1.5 million for the three six months ended June 30, 2012. Accounts receivable related to that revenue totaled $2.2 million as of June 30, 2013.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $25 thousand and $50 thousand for the three and six months ended June 30, 2012, and none for the same period in 2013. We also paid for air travel services from a company owned by Mr. Evans of $54 thousand and $87 thousand for the three and six months ended June 30, 2013.

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

On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008, but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. On August 19, 2009, we entered into a power purchase agreement with a major public utility based in Southern California. During 2012, the Company determined that it had insufficient resources available to it to sufficiently develop the Mesquite Lake Biomass Project so that power could be delivered under the power purchase agreement it had secured as the predominant revenue stream for the project before it expired on March 31, 2013. As a result, management believed the carrying value of this asset was greater than the value that might be realized by the development or sale of the asset. The Company believes the fair value of the asset without a viable power purchase agreement should be its salvage value. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. We recorded no impairments during the six months ended June 30, 2013 related to the Mesquite Lake Biomass Project.

Our Biomass segment is designed to produce energy from organic matter available at or near the plant sites.

The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2012. There are no intersegment revenues or expenses.

Segment data for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	For the Three Months Ended June 30, 2013
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$8,913,244	$—	$8,913,244
Cost of services provided	—	7,577,463	—	7,577,463
Depreciation and accretion expense	33,421	1,030,753	—	1,064,174
Impairment of asset value	—	—	—	—
Goodwill impairment	—	—	—	—
Selling, general and administrative	1,572,610	785,662	—	2,358,272

Operating (loss)	(1,606,031)	(480,634)	—	(2,086,665)
Other income and (expense)	(75,404)	1,624,941	—	1,549,537
Income tax expense	—	—	—	—

Net (loss) income	$(1,681,435)	$1,144,307	$—	$(537,128)

Total Assets	$4,318,623	$41,433,744	$2,000,000	$47,752,367

Additions to long-lived assets	$—	$297,275	$—	$297,275

	For the Three Months Ended June 30, 2012
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$4,176,761	$—	$4,176,761
Cost of services provided	—	2,361,662	—	2,361,662
Depreciation and accretion expense	26,443	246,029	—	272,472
Selling, general and administrative	1,685,963	267,463	17,877	1,971,303

Operating (loss) gain	(1,712,406)	1,301,607	(17,877)	(428,676)
Other income and (expense)	(219,720)	(52,442)	—	(272,162)

Net (loss) gain	$(1,932,126)	$1,249,165	$(17,877)	$(700,838)

Total Assets	$3,275,988	$20,079,731	$18,973,268	$42,328,987

Additions to long-lived assets	$—	$4,568,918	$—	$4,568,918

	For the Six Months Ended June 30, 2013
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$17,504,814	$—	$17,504,814
Cost of services provided	—	15,349,535	—	15,349,535
Depreciation and accretion expense	68,981	2,045,467	—	2,114,448
Impairment of asset value	—	1,911,917	—	1,911,917
Goodwill impairment	—	2,799,044	—	2,799,044
Selling, general and administrative	2,180,951	2,434,727	8,571	4,624,249

Operating (loss)	(2,249,932)	(7,035,876)	(8,571)	(9,294,379)
Other income and (expense)	(96,394)	1,399,213	—	1,302,819
Income tax expense	—	(6,676)	—	(6,676)

Net (loss)	$(2,346,326)	$(5,643,339)	$(8,571)	$(7,998,236)

Total Assets	$4,318,623	$41,433,744	$2,000,000	$47,752,367

Additions to long-lived assets	$—	$4,016,609	$—	$4,016,609

	For the Six Months Ended June 30, 2012
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$6,445,276	$—	$6,445,276
Cost of services provided	—	3,688,236	—	3,688,236
Depreciation and accretion expense	74,750	390,014	—	464,764
Selling, general and administrative	2,748,294	384,001	36,442	3,168,737

Operating (loss) income	(2,823,044)	1,983,025	(36,442)	(876,461)
Other income and (expense)	(395,845)	(81,996)	—	(477,841)

Net (loss) income	$(3,218,889)	$1,901,029	$(36,442)	$(1,354,302)

Total Assets	$3,275,988	$20,079,731	$18,973,268	$42,328,987

Additions to long-lived assets	$—	$5,989,999	$—	$5,989,999

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

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

The Company rents equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $1.1 million and $249 thousand for the six months ended June 30, 2013 and 2012, respectively.

Lawsuits

ABB, Inc., Plaintiff v. GreenHunter Resources, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Resources, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim of, approximately $327,555 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering. Management is actively defending this claim and we believe we will ultimately prevail on the merits.

Glen Pasak, Clint Howard and Manuel Rodriquez, Plaintiffs v. GreenHunter Water, LLC and GreenHunter Energy, Inc., Defendants, in the 23rd District Court of Wharton County, Texas, Case No.: 46,749 filed May 16, 2013. This lawsuit has not yet been served on Defendants. Upon information and belief, the lawsuit alleges as follows: On December 31, 2012, Plaintiffs sold their interest in Black Water and White Top to Defendants. As part of the transaction, Defendants agreed to be responsible for all debts and liabilities of Black Water and White Top. Plaintiffs agreed to allow Defendants to collect all accounts receivable to Black Water and

White Top as part of the transaction in an amount totaling $2.5 million, having relied on representations made by Defendants. Among the debts and liabilities assumed by Defendants was a $1 million line of credit to First National Bank of Eagle Lake, which debt was personally guaranteed by Plaintiffs. The assumption of this liability was material to the sales transaction and Plaintiffs relied on multiple representations by Defendants that the debt would be assumed completely by Defendants. However, despite these assurances, Defendants have failed to pay or re-finance the debt to First National Bank of Eagle Lake. Further, Defendants have failed to use any of the accounts receivable collected from Black Water and White Top to retire this debt. As the Defendants have not yet been served, no answer or response is due at this time. GreenHunter Resources and GreenHunter Water believe this case has no merit and the Defendants will ultimately prevail on all matters arising under this lawsuit.

GreenHunter Energy, Inc., White Top and Black Water, Plaintiffs v. Glen T. Pasak and Clint C. Howard, Defendants, in the 101st District Court of Dallas County, Texas, Case No.: DC-13-06478 filed June 12, 2013. Plaintiffs sought injunctive relief against the Defendants to force Defendants to turn over certain assets of the Plaintiffs in Defendant’s possession to Plaintiff. Defendants have delivered the original property requested to Plaintiffs. Plaintiffs however have learned that the Defendants have additional property of the Plaintiffs in their possession. Plaintiff has amended its petition to include injunctive relief for the additional property that the Defendants have in their possession. Plaintiffs are in the process of amending their petition to include causes of action against the Defendants for breach of the equity purchase agreements and fraud. The Plaintiffs believe that they will ultimately prevail on the merits.

First National Bank of Eagle Lake, Plaintiff v. White Top Oilfield Construction, LLC, Black Water Services, LLC and GreenHunter Resources, Inc., Defendants, et al., in the 329th District Court of Wharton County, Texas, Case No.: 46,894 filed July 24, 2013. Plaintiff is demanding payment for two promissory notes in favor of the bank by White Top and two promissory notes in favor of the bank by Black Water aggregating in the amount of $1,000,000. While GreenHunter Resources has been named a party to this lawsuit, GreenHunter Resources is not a guarantor or is otherwise liable for the obligations referenced in this lawsuit. The Defendant’s answer date is September 3, 2013. Defendants are planning on filing a plea in abatement to have the case moved to Dallas County, Texas.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or results of operations.

NOTE 10. SUBSEQUENT EVENTS

On July 12, 2013, the Company’s Vice President and Chief Financial Officer, David Krueger, announced he will retire upon the filing of the Company’s Form 10-Q for the quarter ended June 30, 2013. Mr. Krueger will also assist the Company in effecting a smooth transition to a new CFO.

On August 19, 2013, the Company announced the appointment of Ronald McClung as our new Senior Vice President and Chief Financial Officer effective September 1, 2013.

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

Overview

Prior to April 13, 2007, we were a startup company in the development stage and we reentered the development stage effective July 1, 2010. Our previous business plan was to acquire and operate a portfolio of assets in the renewable energy sectors of, biodiesel, biomass, solar, wind, and geothermal. We refocused our efforts and currently have ongoing business initiatives in water management through GreenHunter Water, LLC and our subsidiary acquired last year, Hunter Disposal LLC, and biomass through GreenHunter Mesquite Lake, LLC, (“Mesquite Lake”). The Company has begun to earn significant revenue from planned principal operations since the first quarter of 2012, and are no longer in the development stage. It is our goal to become a leading provider of water management solutions and clean energy products as it relates to the oil and gas industry in the unconventional resource plays.

As part of this new strategic initiative, we have acquired or leased properties in the Marcellus, Utica, Eagle Ford, Bakken Shale and Mississippian Lime areas located in Appalachia, South Texas, Eastern Montana and Oklahoma, respectively. We have developed commercial water service facilities on most of these properties and have the intention to further develop barge transport capabilities along existing navigable inland waterways in the Appalachian region. In addition, we have designed, engineered, fabricated, sold and deployed a modular above-ground temporary water storage system for an unconventional oil and gas exploration and production company that is active in the Utica Shale and in the Marcellus Shale and we are installing an onsite water treatment facility in this region. Our modular above-ground temporary water storage system is proprietary and we have received a provisional patent protecting the intellectual property of this next-generation water storage solution. We continue to evaluate alternatives and possibly license new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse.

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

Current Plan of Operations and Ability to Operate as a Going Concern

As of June 30, 2013, we had a working capital deficit of $9.1 million which includes $2.5 million related to earlier construction activities at our Mesquite Lake Biomass Plant that are non-recourse to the parent company, GreenHunter Resources, Inc.

We have continued to experience losses from ongoing operations. This raises substantial doubt about our ability to continue as a going concern. We received a number of capital advances in 2011 and 2012 from our Chairman in exchange for promissory notes, all of which have been repaid through June 30, 2013. We have a letter of guarantee from the Chairman of the Company for up to $2.0 million of credit support if needed to fund future operations which expires on December 31, 2013, all of which is available as of June 30, 2013.

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

In April of 2013, the Company began sales of its first MAG Tank™, which will be used as a fresh or brine water holding impoundment at a multi-well Utica Shale drill pad located in southeastern Ohio. GreenHunter’s next generation modular above ground MAG Tank design was engineered to accommodate heavy fluids in addition to fresh water. The proprietary and patent-pending design uses standardized steel modular trapezoidal MAG Panels™ that are capable of supporting fluid weight independent of other panels together with a reusable impermeable liner. MAG Panels allow operators to configure tank footprints to match the well pad in multiple shapes and in virtually unlimited capacities above 11,000 barrels. The MAG Tank meets or exceeds industry standards for above ground oilfield fluid storage and provides oil and gas operators with a flexible, low-cost and environmentally friendly water storage solution as compared to traditional 500 barrel frac tanks, earthen impoundments and vertical-wall cylindrical temporary above-ground storage tanks. The Company anticipates significant demand for this new proprietary product, which is available for short-term and long-term lease or purchase.

On June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC closed on the sale of a saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million, which was used to fund operations, resulting in a gain of $2.3 million. The Company’s wholly-owned subsidiary, GreenHunter Water, LLC is also in negotiations regarding the potential sale of up to three salt water disposal wells and associated equipment located in South Texas.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012:

Total Revenues

Our total revenue for the three month period ended June 30, 2013 was approximately $8.9 million, an increase of 113% or $4.7 million compared to $4.2 million during the similar 2012 period. The increase is due to revenue generated from our water management operations which began in late 2011 and has increased significantly upon the acquisitions of Hunter Disposal, White Top and Black Water, as well as the expansion of our GreenHunter Water operations. During the three month periods ended June 30, 2013 and 2012, respectively, approximately $3.0 million and $1.6 million was recorded in water disposal revenue, approximately $4.2 million and $2.2 million was recorded in transportation revenue, and approximately $1.6 million and $367 thousand was recorded in water storage and other revenue. We expect our revenues, at a minimum, to remain consistent and grow in future periods as we complete new disposal locations which will further expand our revenue potential. We began generating revenues from our New Matamoras barge and storage facility, Ritchie Disposal Facility and our two Oklahoma disposal wells during 2012.

Our Helena well in South Texas, which was sold in June of 2013, became operational at the end of September 2012, and our joint venture disposal wells in South Texas, the Kennedy, Westhoff and Dilley became operational in January, February and March, 2013, respectively. In addition, we began to recognize revenue on our two Appalachian wells acquired in November 2012, in the fourth quarter of 2012.

Operating Costs

Our operating costs were approximately $7.6 million, an increase of 221% or $5.2 million compared to the $2.4 million reported for the three month periods ended June 30, 2013 and 2012, respectively. The increase was due to operating costs incurred from our water management operations during the year for Hunter Disposal, GreenHunter Water, White Top and Black Water. We expect our costs, including transportation costs to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services. We have also scaled back the high cost services of well-pad completion and rig washing offered by our White Top and Black Water business lines.

Depreciation Expense

Depreciation expense was approximately $1.1 million and $272 thousand during the three month periods ended June 30, 2013 and 2012, respectively, an increase of 291%. The increase is due to Hunter Disposal, GreenHunter Water, White Top and Black Water, partially decreased by the sale of assets. Our depreciation expense will continue to increase as we add disposal facilities and transportation equipment.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $1.9 million and $1.2 million during the three month periods ended June 30, 2013 and 2012, respectively. This increase is due to expansion of our business activities. We expect SG&A expense to increase in future periods as we continue to expand our water management business.

The following is a schedule of our selling, general and administrative expense for the three month periods ended June 30:

	2013	2012	Variance
Total personnel and related costs	$800,768	$626,079	$174,689
Total office and related costs	559,775	192,630	367,145
Total travel, selling and marketing	185,292	100,769	84,523
Total professional fees	287,186	267,614	19,572
Total taxes and permits	41,990	55,440	(13,450)

Total	$1,875,011	$1,242,532	$632,479

Stock Based Compensation

Stock based compensation expense was approximately $483 thousand and $729 thousand during the three month periods ended June 30, 2013 and 2012, respectively. We expect stock based compensation expense to increase in future periods as we continue to expand our water management business.

Operating Loss

Our operating loss was $2.1 million and $429 thousand for the three month periods ended June 30, 2013 and 2012, respectively. The increase in operating loss is due to $481 thousand of operating loss generated by our water management operations as opposed to operating income of $1.3 million during the similar period of 2012.

Other Income and expense

Other income was $1.5 million and other expense of $272 thousand for the three month periods ended June 30, 2013 and 2012, respectively. Gain on sale of assets of was approximately $1.8 million for the three months ended June 30, 2013 compared to none during the similar period of 2012. Upon the sale of the Helena disposal well, we recorded a gain of approximately $2.3 million, which was partially offset by a loss on the sale of assets of approximately $477 thousand during the three months ended June 30, 2013. Interest expense was approximately $227 thousand during the three months ended June 30, 2013 compared to approximately $272 thousand during the similar period of 2012. We expect our interest expense will continue to increase as we add debt to fund our future expansion.

Preferred Stock Dividends

Dividends on our preferred stock were $1.1 million for the three month period ended June 30, 2013, versus $304 thousand for the three month period ended June 30, 2012. The increase is due to the issuance of 10% Series C Preferred Stock in 2012.

Net Loss and Net Loss Per Share

Net loss was $537 thousand and $701 thousand for the three month periods ended June 30, 2013 and 2012, respectively. The decrease in the net loss in 2013 is due to increased revenue associated with increased scale of operations, increased disposal volumes in all regions, and increased usage of owned trucks and equipment. The net loss to common shareholders was $1.7 million for the three month period ended June 30, 2013 versus $1.0 million during the similar period in 2012 due to the increased preferred stock dividends in conjunction with the issuance of our 10% Series C Preferred Stock. Net loss per share was $0.05 and $0.04 for the three month periods ended June 30, 2013 and 2012, respectively.

Our weighted average shares outstanding were 33.4 million and 28.1 million for the three month periods ended June 30, 2013 and 2012, respectively, due to common shares issued for the Hunter Disposal, Blue Water, White Top, Black Water and South Texas Joint Venture acquisitions and the exchange of our Series B Preferred Stock for Common Stock through our ATM offering.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012:

Total Revenues

Our total revenue for the six month period ended June 30, 2013 was approximately $17.5 million, an increase of 172% or $11.1 million compared to $6.4 million during the similar 2012 period. The increase is due to revenue generated from our water management operations which began in late 2011 and has increased significantly upon the acquisitions of Hunter Disposal, White Top and Black Water. During the six month periods ended June 30, 2013 and 2012, respectively, approximately $5.9 million and $2.4 million was recorded in water disposal revenue, approximately $8.4 million and $3.3 million was recorded in transportation revenue, and approximately $3.2 million and $774 thousand was recorded in water storage and other revenue. We expect our revenues, at a minimum, to remain consistent and grow in future periods as we complete new disposal locations which will further expand our revenue potential. We began generating revenues from our New Matamoras barge and storage facility, Ritchie Disposal Facility and our two Oklahoma disposal wells during 2012.

Our Helena well in South Texas, which was sold in June of 2013, became operational at the end of September 2012, and our joint venture disposal wells in South Texas, the Kennedy, Westhoff and Dilley became operational in January, February and March, 2013, respectively. In addition, we began to recognize revenue on our two Appalachian wells acquired in November 2012, in the fourth quarter of 2012.

Operating Costs

Our operating costs were approximately $15.3 million, an increase of 316% or $11.7 million compared to $3.7 million reported for the six month periods ended June 30, 2013 and 2012, respectively. The increase was due to operating costs incurred from our water management operations during the year for Hunter Disposal, GreenHunter Water, White Top and Black Water. We expect our costs, including transportation costs to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services. We have also scaled back the high cost services of well-pad completion and rig washing offered by our White Top and Black Water business lines.

Depreciation Expense

Depreciation expense was approximately $2.1 million and $465 thousand during the six month periods ended June 30, 2013 and 2012, respectively, an increase of 355%. The increase is due to Hunter Disposal, GreenHunter Water, White Top and Black Water. Our depreciation expense will continue to increase as we add disposal facilities and transportation equipment.

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

On May 17, 2013, the Company discontinued certain portions of operations of White Top and Black Water, resulting in increased uncertainties regarding the timing and nature of a recovery of capital expenditures. Taking these factors into account, the Company reassessed its financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million.

Rhodes Disposal Facility

In April 2013, lightning struck property and equipment located at the Company’s Rhodes salt water disposal well site located in Canadian County, Oklahoma, resulting in an impairment of $1.9 million, which was calculated using estimates to arrive at the fair value of the property and equipment subsequent to the loss. On July 3, 2013, the Company received $250 thousand of proceeds and anticipates receiving additional proceeds of $381 thousand from insurance due to this loss.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $3.7 million and $1.9 million during the six month periods ended June 30, 2013 and 2012, respectively. This increase is due to expansion of our business activities. We expect SG&A expense to increase in future periods as we continue to expand our water management business.

The following is a schedule of our selling, general and administrative expense for the six month periods ended June 30:

	2013	2012	Variance
Total personnel and related costs	$1,707,288	$869,306	$837,982
Total office and related costs	874,451	383,214	491,237
Total travel, selling and marketing	320,328	167,442	152,886
Total professional fees	733,680	442,340	291,340
Total taxes and permits	88,318	81,890	6,428

Total	$3,724,065	$1,944,192	$1,779,873

Stock Based Compensation

Stock based compensation expense was approximately $900 thousand and $1.2 million during the six month periods ended June 30, 2013 and 2012, respectively. We expect stock based compensation expense to increase in future periods as we continue to expand our water management business.

Operating Income/Loss

Our operating loss was $9.3 million and $876 thousand for the six month periods ended June 30, 2013 and 2012, respectively. The increase in operating loss is due to $7.0 million of operating loss generated by our water management operations, which includes an impairment of asset value of $1.9 million and an impairment of goodwill of $2.8 million, as opposed to operating income of $2.0 million during the similar period of 2012.

Other Income and Expense

Other income was $1.3 million and other expense of $478 thousand for the six month periods ended June 30, 2013 and 2012, respectively. Gain on sale of assets of was approximately $1.8 million for the six months ended June 30, 2013 compared to none during the similar period of 2012. Upon the sale of the Helena disposal well, we recorded a gain of approximately $2.3 million, which was partially offset by a loss on the sale of assets of approximately $477 thousand during the six months ended June 30, 2013. Interest expense was approximately $474 thousand during the six months ended June 30, 2013 compared to approximately $478 thousand during the similar period of 2012. We expect our interest expense will continue to increase as we add debt to fund our future expansion.

Preferred Stock Dividends

Dividends on our preferred stock were $2.2 million for the six month period ended June 30, 2013, versus $499 thousand for the six month period ended June 30, 2012. The increase is due to the issuance of 10% Series C Preferred Stock in 2012.

Net Loss and Net Loss Per Share

Our net loss was $8.0 million and $1.4 million for the six month periods ended June 30, 2013 and 2012, respectively. The increase in the net loss in 2013 is due to increased costs associated with increased scale of operations, increased usage of owned trucks and equipment, an impairment of asset value of $1.9 million and an impairment of goodwill of $2.8 million, partially offset by a gain on sale of assets of $1.8 million. The net loss to common shareholders was $10.2 million for the six month period ended June 30, 2013 versus $1.9 million during the similar period in 2012 due to the increased operations in 2013. Net loss per share was $0.30 and $0.07 for the six month periods ended June 30, 2013 and 2012, respectively.

Our weighted average shares outstanding were 33.4 million and 27.6 million for the six month periods ended June 30, 2013 and 2012, respectively, due to common shares issued for the Hunter Disposal, Blue Water, White Top, Black Water and South Texas Joint Venture acquisitions and the exchange of our Series B Preferred Stock for Common Stock through our ATM offering.

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

Cash Flow and Working Capital

As of June 30, 2013, we had cash and cash equivalents of approximately $550 thousand and a working capital deficit of $9.1 million as compared to cash and cash equivalents of $1.8 million and a working capital deficit of $11.1 million as of December 31, 2012. These increases in cash and working capital were due to the activities described below.

Operating Activities

During the six month periods ended June 30, 2013 and 2012, operating activities used $6.3 million and provided $1.6 million, respectively. We anticipate using cash flows from operating activities for the remainder of the year, but expect to have cash flows from financing activities sufficient to meet our operating needs.

Investing Activities

During the six month periods ended June 30, 2013 and 2012, investing activities provided approximately $1.9 million and used $5.9 million in cash, respectively. We used cash for capital expenditures of approximately $3.3 million for the acquisition of a barging terminal facility and construction of our South Texas wells and received proceeds of $5.2 million for the sale of our Helena disposal well. In the 2012 period, we used cash principally for the acquisition of Hunter Disposal of approximately $909 thousand, Blue Water of approximately $981 thousand, and the Eagle Ford Hunter Water Joint Venture of $1.2 million, and approximately $2.8 million for water disposal and handling facilities and equipment.

Financing Activities

During the six month period ended June 30, 2013, our financing activities provided $3.2 million compared to $4.5 million in the similar period of the prior year. The cash provided during the 2013 period resulted from proceeds of $5.1 million, net of costs, for the sale of our Series C preferred stock and common stock, proceeds of $116 thousand from the exercise of equity incentives, and proceeds from borrowing on notes payable of approximately $1.8 million. We made payments on notes payable of $1.6 million, and paid approximately $2.2 million of dividends on our Series C preferred stock during the six months ended June 30, 2013.

In the similar period of 2012, financing activities included proceeds of $30 thousand from the exercise of warrants and proceeds from borrowing on notes payable of approximately $5.6 million. We made payments on notes payable of $746 thousand, paid approximately $160 thousand of commissions and fees on stock issuances, paid approximately $150 thousand of dividends on our Series C preferred stock, and paid $2 thousand in deferred financing costs during the six months ended June 30, 2012.

Investing Activities and Future Requirements

Capital Expenditures

During the first six months of 2013, we had capital expenditures of approximately $3.3 million, primarily for the acquisition of a barging terminal facility and construction of our South Texas salt water disposal wells. On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, Ohio County, West Virginia. Previously utilized as a gasoline storage facility, the Company has fully engineered plans to convert the location into a water treatment, recycling and condensate handling logistics terminal with operations scheduled to begin prior to year-end 2013. In August, 2013, these plans were approved by the Wheeling, West Virginia Planning Commission, and Management anticipates commencing construction in the third quarter of fiscal 2013. The current plan for the terminal is to convert the existing 11,000 square foot warehouse into a water recycling station and build up to 19,000 barrels of water tank storage. The Company will employ a vibration separation micro-filtration system at the barge terminal to remove suspended solids from oilfield brine. Oilfield producers will be given the option to reuse remediated fluids under our Frac-Cycle® services offering (which can be scaled to 10,000 barrels per day at the terminal) or take advantage of our advanced barge logistics capabilities to significantly reduce residual waste transportation costs.

Our current capital expenditure plan for the next twelve months is dependent upon our ability to raise additional equity capital and, to a lesser extent, additional debt. We plan to raise significant new equity funds from the sale of either common stock or our Series C preferred stock.

For 2013, we have not adopted a formal corporate capital expenditure budget due to our current lack of capital resources. We have formulated specific budgets for ongoing projects and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.

Related Party Transactions

During the six months ended June 30, 2013, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC and Triad Hunter, LLC, both wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman is an officer and significant shareholder. We also provided water disposal and transport services for Triad Hunter during the six months ended June 30, 2013. Revenue from the affiliated companies totaled $1.4 million and $4.5 million for the three and six months ended June 30, 2013 and $899 thousand and $1.5 million for the three six months ended June 30, 2012. Accounts receivable related to that revenue totaled $2.2 million as of June 30, 2013.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $25 thousand and $50 thousand for the three and six months ended June 30, 2012, and none for the same period in 2013. We also paid for air travel services from a company owned by Mr. Evans of $54 thousand and $87 thousand for the three and six months ended June 30, 2013.

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

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of June 30, 2013:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt (a)	$13,013,508	$2,687,906	$4,996,403	$3,703,638	$1,625,561
Fixed-rate and variable-rate interest payments (a)	2,181,857	435,178	950,660	390,800	405,219
9% Series B Secured Redeemable Debentures (b)	98,100	98,100	—	—	—
Operating leases (c)	1,618,294	423,482	834,895	240,000	119,917

Total Contractual Obligations	$16,911,759	$3,644,666	$6,781,958	$4,334,438	$2,150,697

(a)	See Note 4 – Notes Payable, for further discussion of variable-rate terms of notes.
(b)	Assumes 9% interest over one year term due to its classification.
(c)	Represents future minimum lease payments for non-cancelable operating leases for property, equipment and certain office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through June 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management, under the general direction of the principal executive officer who also currently serves as the principal financial officer (“principal officer”), has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information required to be disclosed in reports filed by us under the Securities Exchange Act is accumulated and communicated to management, including the principal officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness described below. We were not required to have, and did not engage, an independent registered public accounting firm to audit our assessment of the effectiveness of internal control over financial reporting.

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

Limitations inherent in all controls

Our executive management, including the CEO, recognizes that the disclosure controls and procedures (discussed above) and internal controls over financial reporting may not prevent or detect misstatements or fraud. Any controls system, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of such limitations there is a risk that material misstatements or instances of fraud will not be prevented or detected on a timely basis by the financial reporting process. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

To remediate the material weakness in our control environment, we plan to implement certain personnel changes, including the hiring of a Chief Financial Officer due to the recent retirement announcement of our current Chief Financial Officer, to establish an environment necessary to prevent or detect potential deficiencies in the preparation of our financial statements and controls to support our desired internal control over financial reporting and disclosure controls and procedures. We will implement more formalized processes and controls to identify, review and document accounting treatment of normal, recurring transactions. To implement these processes and controls related to the complete and timely evaluation of accounting issues, we will continue to add staff and/or seek assistance from outside consultants, as warranted. Accordingly, we are in the process of expanding our accounting department to respond to our recent growth. We believe that the personnel we have recently added and that we plan to add in the near future, in combination with the other initiatives explained herein, will enable us to improve the scope and quality of our internal review of accounting matters and financial reporting and remediate this material weakness.

We are realigning the responsibilities and accountability in the financial reporting process and implementing additional monitoring and detective controls to remediate the material weakness in period-end financial reporting processes. These additional controls include: realignment of duties when segregation is needed and a financial close timetable and reporting calendar by department that will be monitored by the Interim Chief Executive Officer to ensure these reviews are completed on a timely basis to allow sufficient time for review by management and permit the timely preparation and review of monthly and quarterly financial statements.

To help remediate the material weakness, we have contracted with an independent consulting firm that specializes in the areas of financial advisory and interim staffing solutions to assist us in complying with our financial reporting obligations.

We believe the foregoing efforts will effectively remediate the material weakness.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

ABB, Inc., Plaintiff v. GreenHunter Resources, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Resources, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim of, approximately $327,555 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering. Management is actively defending this claim and we believe we will ultimately prevail on the merits.

Glen Pasak, Clint Howard and Manuel Rodriquez, Plaintiffs v. GreenHunter Water, LLC and GreenHunter Energy, Inc., Defendants, in the 23rd District Court of Wharton County, Texas, Case No.: 46,749 filed May 16, 2013. This lawsuit has not yet been served on Defendants. Upon information and belief, the lawsuit alleges as follows: On December 31, 2012, Plaintiffs sold their interest in Black Water and White Top to Defendants. As part of the transaction, Defendants agreed to be responsible for all debts and liabilities of Black Water and White Top. Plaintiffs agreed to allow Defendants to collect all accounts receivable to Black Water and White Top as part of the transaction in an amount totaling $2.5 million, having relied on representations made by Defendants. Among the debts and liabilities assumed by Defendants was a $1 million line of credit to First National Bank of Eagle Lake, which debt was personally guaranteed by Plaintiffs. The assumption of this liability was material to the sales transaction and Plaintiffs relied on multiple representations by Defendants that the debt would be assumed completely by Defendants. However, despite these assurances, Defendants have failed to pay or re-finance the debt to First National Bank of Eagle Lake. Further, Defendants have failed to use any of the accounts receivable collected from Black Water and White Top to retire this debt. As the Defendants have not yet been served, no answer or response is due at this time. GreenHunter Resources and GreenHunter Water believe this case has no merit and the Defendants will ultimately prevail on all matters arising under this lawsuit.

GreenHunter Energy, Inc., White Top and Black Water, Plaintiffs v. Glen T. Pasak and Clint C. Howard, Defendants, in the 101st District Court of Dallas County, Texas, Case No.: DC-13-06478 filed June 12, 2013. Plaintiffs sought injunctive relief against the Defendants to force Defendants to turn over certain assets of the Plaintiffs in Defendant’s possession to Plaintiff. Defendants have delivered the original property requested to Plaintiffs. Plaintiffs however have learned that the Defendants have additional property of the Plaintiffs in their possession. Plaintiff has amended its petition to include injunctive relief for the additional property that the Defendants have in their possession. Plaintiffs are in the process of amending their petition to include causes of action against the Defendants for breach of the equity purchase agreements and fraud. The Plaintiffs believe that they will ultimately prevail on the merits.

First National Bank of Eagle Lake, Plaintiff v. White Top Oilfield Construction, LLC, Black Water Services, LLC and GreenHunter Resources, Inc., Defendants, et al., in the 329th District Court of Wharton County, Texas, Case No.: 46,894 filed July 24, 2013. Plaintiff is demanding payment for two promissory notes in favor of the bank by White Top and two promissory notes in favor of the bank by Black Water aggregating in the amount of $1,000,000. While GreenHunter Resources has been named a party to this lawsuit, GreenHunter Resources is not a guarantor or is otherwise liable for the obligations referenced in this lawsuit. The Defendant’s answer date is September 3, 2013. Defendants are planning on filing a plea in abatement to have the case moved to Dallas County, Texas.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or results of operations.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.1	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and West Coast Opportunity Fund, LLC (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.2	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.3	Amended and Restated Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated April 25, 2012)

4.4	Certificate of Correction to the Amended and Restated Certificate of Designations, Rights, Number of Shares and Preferences of the 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 10-K, dated April 5, 2013)

10.1	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of power purchase agreement (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.2	Purchase and Sale Agreement, dated May 14, 2007 between GreenHunter Energy, Inc. and Chateau Energy, Inc. regarding acquisition of Mesquite Lake Resource Recovery Facility (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

10.3	Equity Purchase Agreement between Triad Hunter LLC and GreenHunter Energy, Inc. dated February 17, 2012 (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.4	Registration Rights Agreement dated February 17, 2012 between GreenHunter Energy, Inc. and Triad Hunter, LLC (incorporated by reference from the registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.5	Asset Purchase Agreement by and among GreenHunter Water, LLC, Helena Hunter Water Disposal, LLC and Sable Environmental SWD 4, LLC dated June 10, 2013 (incorporated by reference from Form 8-K, dated June 14, 2013)

10.6	Employment Agreement, by and between GreenHunter Energy, Inc. and Jonathan D. Hoopes, dated October 1, 2009 (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.7	Form of GreenHunter, Inc. Stock Option Agreement (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.8 †	2013 Long-Term Incentive Compensation Plan

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Resources, Inc.

Date: August 19, 2013	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman

Date: August 19, 2013	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
Director, Interim Chief Executive Officer, President and Chief Operating Officer