Form 10-Q
period 2013-09-30
GreenHunter Resources, Inc.
filed 2013-11-14
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2013 there were 33,792,606 shares of the registrant’s common stock ($0.001 par value) outstanding.

PART 1—FINANCIAL STATEMENTS

Item 1.	Financial Statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,081,204	$1,765,642
Accounts receivable, net of allowance of $380,280 and $154,240, respectively	5,880,251	4,226,244
Related party accounts receivable, no allowance considered necessary	983,795	2,146,839
Inventory	82,300	—
Prepaid expenses and other current assets	914,338	318,807

Total current assets	8,941,888	8,457,532
FIXED ASSETS:
Land and improvements	1,549,059	1,596,232
Buildings	2,617,506	2,584,201
Water facilities, equipment, and other fixed assets	36,800,950	26,625,281
Biomass project, net of impairment of $15,873,013	2,000,000	2,000,000
Accumulated depreciation	(7,037,761)	(2,398,394)
Construction in progress – water projects	2,782,837	11,002,911

Net fixed assets	38,712,591	41,410,231
OTHER ASSETS:
Goodwill	—	2,976,527
Other non-current assets	10,936	10,936

Total assets	$47,665,415	$52,855,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$4,526,252	$4,053,749
Accounts payable and accrued liabilities	9,382,143	11,169,896
Accounts payable to a related party	293,978	1,738,387
Accounts payable related to biomass project	2,477,828	2,477,828
Deferred revenue – related party	—	65,925
Asset retirement obligation—current	100,100	100,100

Total current liabilities	16,780,301	19,605,885
NON-CURRENT LIABILITIES:
Notes payable, less current portion	8,811,231	9,317,003
Asset retirement obligation	906,865	822,286

Total liabilities	26,498,397	29,745,174
COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)
STOCKHOLDERS’ EQUITY:
Series C preferred stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 2,000,000 and 1,561,144 issued and outstanding and liquidation preference of $50,000,000 and $39,028,600, at September 30, 2013 and December 31, 2012, respectively	40,516,323	32,825,967
Common stock, $.001 par value, 90,000,000 shares authorized, 33,792,606 and 33,120,483 issued and outstanding, respectively	33,792	33,120
Additional paid-in capital	118,679,099	116,832,776
Accumulated deficit	(138,062,181)	(126,355,883)
Treasury stock, at cost, 1 share	(15)	(15)
Unearned common stock in KSOP, at cost, -0- and 15,200 shares respectively	—	(225,913)

Total stockholders’ equity	21,167,018	23,110,052

Total liabilities and stockholders’ equity	$47,665,415	$52,855,226

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Water disposal revenue	$2,956,318	$2,396,745	$8,810,304	$4,747,771
Transportation revenue	5,647,387	2,087,993	14,082,506	5,408,380
MAG Tank revenue	1,650,000	—	1,650,000	—
Storage rental revenue and other	409,649	386,045	3,625,358	1,159,910

Total revenues	10,663,354	4,870,783	28,168,168	11,316,061

COST OF SERVICES PROVIDED:
Cost of goods and services provided	8,368,081	2,463,448	23,717,616	6,151,684
Depreciation and accretion expense	969,242	635,423	3,083,690	1,100,188
Loss on impairment of assets less insurance proceeds	(662,473)	—	1,249,444	—
Impairment of asset value, biomass project	—	12,873,013	—	12,873,013
Goodwill impairment	—	—	2,799,044	—
Stock based compensation	355,040	529,602	1,255,224	1,754,147
Selling, general and administrative	1,979,482	1,223,870	5,703,547	3,168,062

Total costs and expenses	11,009,372	17,725,356	37,808,565	25,047,094

OPERATING LOSS	(346,018)	(12,854,573)	(9,640,397)	(13,731,033)
OTHER INCOME (EXPENSE):
Interest and other income	131,291	—	133,471	—
Interest, amortization and other expense	(220,790)	(343,460)	(695,018)	(821,305)
Gain on sale of assets	64,741	—	1,839,608	—
Unrealized gain on convertible securities	—	23,857	—	23,857

Total other income (expense)	(24,758)	(319,603)	1,278,061	(797,448)

Net loss before taxes	(370,776)	(13,174,176)	(8,362,336)	(14,528,481)
Income tax expense	—	—	(6,676)	—

Net loss	(370,776)	(13,174,176)	(8,369,012)	(14,528,481)
Preferred stock dividends	(1,174,256)	(631,699)	(3,337,286)	(1,130,844)
Deemed dividend on Series A Preferred Stock conversion	—	923,565	—	923,565
Deemed dividend on Series B Preferred Stock conversion	—	(2,573,025)	—	(2,573,025)

Net loss to common stockholders	$(1,545,032)	$(15,455,335)	$(11,706,298)	$(17,308,785)

Weighted average shares outstanding, basic and diluted	33,574,173	29,561,614	33,493,046	28,243,394

Net loss per share, basic & diluted	$(0.05)	$(0.52)	$(0.35)	$(0.61)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2013 TO SEPTEMBER 30, 2013

	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Unearned Shares in KSOP	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2013	$32,825,967	$33,120	$116,832,776	$(126,355,883)	$(15)	$(225,913)	$23,110,052
Issued shares of Series C preferred stock and common stock for cash	7,690,356	222	339,796	—	—	—	8,030,374
Issued shares of common stock upon exercise of equity incentives	—	105	100,062	—	—	—	100,167
Issued warrants in connection with preferred stock offering	—	—	124,422	—	—	—	124,422
Dividends on Series C preferred stock	—	—	—	(3,337,286)	—	—	(3,337,286)
Share based payments	—	127	1,255,097	—	—	—	1,255,224
Shares issued to pay commissions on stock sales	—	150	174,819	—	—	—	174,969
Allocation of unearned shares in KSOP	—	—	(225,913)	—	—	225,913	—
Issued shares for KSOP	—	68	78,040	—	—	—	78,108
Net loss	—	—	—	(8,369,012)	—	—	(8,369,012)

BALANCE, SEPTEMBER 30, 2013	$40,516,323	$33,792	$118,679,099	$(138,062,181)	$(15)	$—	$21,167,018

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,369,012)	$(14,528,481)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and accretion expense	3,083,690	1,100,188
Impairment of biomass project	—	12,873,013
Impairment of asset value less insurance proceeds	1,249,444	—
Goodwill impairment	2,799,044	—
Gain on asset sale	(1,839,608)	—
Non-cash stock-based compensation	1,255,224	1,754,147
Amortization of deferred financing costs	—	250,259
Unrealized gain from change in fair value of convertible securities	—	(23,857)
Changes in operating assets and liabilities:
Accounts receivable	(1,817,754)	362,577
Related party accounts receivable	1,163,044	(61,520)
Inventory	(82,300)	—
Prepaid expenses and other current assets	(595,531)	(226,333)
Accounts payable and accrued liabilities	(2,952,190)	824,711

Net cash (used in) provided by operating activities	(6,105,949)	2,324,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,424,074)	(8,473,982)
Cash paid in acquisitions, net of cash received of $0 and $1.3 million during the nine month period ended September 30, 2013 and 2012, respectively	—	(3,549,310)
Proceeds from sale of assets	5,388,657	—

Net cash provided by (used in) investing activities	(35,417)	(12,023,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of equity securities	8,329,765	7,868,269
Proceeds from exercise of equity incentives	100,167	30,000
Proceeds from notes payable	3,325,979	6,842,018
Payment of notes payable	(2,961,697)	(3,010,980)
Preferred stock dividend paid	(3,337,286)	(608,360)
Payment of deferred financing costs	—	(8,019)

Net cash provided by financing activities	5,456,928	11,112,928

CHANGE IN CASH	(684,438)	1,414,340
CASH, beginning of period	1,765,642	84,823

CASH, end of period	$1,081,204	$1,499,163

Cash paid for interest	$659,000	$550,481

NON-CASH TRANSACTIONS:
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	$—	$5,663,075

Transfer accumulated preferred dividends to stated value	$—	$690,945

Issued shares of common stock for acquisitions	$—	$4,284,280

Issued shares of Series C Preferred Stock for acquisitions	$—	$3,100,000

Issued shares of common stock upon conversion of Series B Preferred Stock	$—	$9,802,000

Issued shares of Series C Preferred Stock upon exchange of Series A Preferred Stock	$—	$7,701,435

Issued treasury shares for payment of share based compensation	$—	$208,968

Issued shares of common stock as commission for sale of purchased stock	$174,969	$—

Issued warrants in connection with sale of preferred stock	$124,422	$—

KSOP shares	$78,108	$—

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

In this quarterly report on Form 10-Q, the words “GreenHunter Resources”, “company”, “we”, “our” and “us” refer to GreenHunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of September 30, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, are unaudited. The December 31, 2012 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position at September 30, 2013, and the results of operations for the three and nine months ended September 30, 2013 and 2012, changes in stockholders’ equity for the nine months ended September 30, 2013, and cash flows for the nine month periods ended September 30, 2013 and 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our December 31, 2012 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the operating results that will occur for the full year.

The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

Nature of Operations

Our business plan is to acquire businesses, develop projects, and operate assets involved in the clean water and fluids management business as it relates to the oil and gas industry in the unconventional oil and natural gas resource plays.

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

Shares of common stock underlying the following items were not included in dilutive weighted average shares outstanding for the nine month periods ended September 30, 2013 and 2012, as their effects would have been anti-dilutive.

	September 30,
	2013	2012
Stock options	12,823,146	10,850,916
Warrants	3,290,278	3,070,000
Convertible debentures	83,513	101,673
Convertible promissory notes	770,000	880,000

Total	16,966,937	14,902,589

Our Series C preferred stock is only convertible to common stock at the shareholders election upon a “change in control” of the Company. The potential dilutive effect of Series C preferred stock based on the closing price as of September 30, 2013 would be 44,247,788 common shares.

Impairment of Asset Value

Rhodes Disposal Facility

In April 2013, lightning struck property and equipment located at the Company’s Rhodes salt water disposal well site located in Canadian County, Oklahoma, resulting in an impairment of $1.9 million, which was calculated using estimates to arrive at the fair value of the property and equipment subsequent to the loss. During the third quarter of 2013, the Company received insurance proceeds of $663,569 due to this loss which was recorded as a reduction of the impairment reducing the impairment to $1.2 million.

Fixed Assets

On June 10, 2013, the Company’s wholly-owned subsidiary, GreenHunter Water, LLC closed on the sale of a saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million, resulting in a gain on sale of assets of $2.3 million. On June 30, 2013, the Company wrote off certain assets acquired as part of the White Top and Black Water acquisition that were repossessed as partial consideration for loans the Company had assumed as part of the White Top and Black Water acquisition, and subsequently defaulted on. Also on June 30, 2013, the Company wrote off certain assets that were not in the possession of the Company, and has taken legal action in an attempt to reacquire the assets. These items resulted in a loss on sale of assets of approximately $397 thousand. See Note 9 – Commitments and Contingencies, for additional information. The total net gain of $1.8 million is presented on the income statement as gain on sale of assets.

The following is a schedule of our fixed assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Land and improvements	$1,549,059	$1,596,232
Buildings	2,617,506	2,584,201
Water facilities equipment and other fixed assets
Water disposal and handling facilities	25,332,614	15,981,366
Water disposal and handling facilities not yet in service	2,782,837	11,002,911
Transportation equipment	8,445,943	8,246,376
Movable storage equipment	2,116,811	1,663,646
Furniture, fixtures & other	905,582	733,893

Total plant, equipment and other	43,750,352	41,808,625

Biomass project, net of impairment (in 2012)	2,000,000	2,000,000

Total fixed assets	45,750,352	43,808,625
Less: Accumulated depreciation	(7,037,761)	(2,398,394)

Net fixed assets	$38,712,591	$41,410,231

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

Inventory

In April 2013, the Company began sales of its first MAG Tank™, which has been used as a fresh or brine water holding impoundment at a multi-well Utica Shale drill pad located in southeastern Ohio. GreenHunter’s next generation modular above ground MAG Tank design was engineered to accommodate heavy fluids in addition to fresh water. The proprietary and patent-pending design uses standardized steel modular trapezoidal MAG Panels™ that are capable of supporting fluid weight independent of other panels together with a reusable impermeable liner.

Inventory is stated at the lower of cost or market. We impair the carrying value of our inventory for discontinued, obsolete, excess and damaged inventory. This impairment is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of future demand, targeted inventory turn rates, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory impairments may be required and, in the event of a major change in strategy or downturn in market conditions, such impairments could be significant.

Fair Value of Financial Instruments

At September 30, 2013 and December 31, 2012, the carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates, which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value.

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

NOTE 2. CURRENT PLAN OF OPERATIONS AND ABILITY TO OPERATE AS A GOING CONCERN

As of September 30, 2013, we had a working capital deficit of $7.8 million which includes $2.5 million related to earlier construction activities at our Mesquite Lake Biomass Plant that are non-recourse to the parent company, GreenHunter Resources, Inc.

We have continued to experience losses from ongoing operations but at a much reduced level. This raises substantial doubt about our ability to continue as a going concern. We received a number of capital advances in 2011 and 2012 from our Chairman in exchange for promissory notes, all of which have been repaid through September 30, 2013. We have a letter of guarantee from the Chairman of the Company for up to $2.0 million of credit support if needed to fund future operations which expires on December 31, 2013, all of which is available as of September 30, 2013. Additionally, we believe that it is probable that we will not be in compliance with certain existing covenants contained in our secured debt agreements as of December 31, 2013. Should we not be in compliance with these covenants at year end, we will likely need to obtain the necessary waivers from the specific lender(s) prior to year end. Senior management has already initiated these discussions.

On September 19, 2013, the Company sold in a private placement 181,786 units consisting of an aggregate of 181,786 shares of Series C preferred stock and 282,778 common stock warrants. The net cash proceeds received upon issuance of these securities were approximately $3.2 million. The Company issued 150,835 shares of common stock as compensation for services rendered in connection with the transaction to the placement agent.

The Company’s wholly-owned subsidiary, GreenHunter Water, LLC is also in negotiations with various parties regarding the potential sale of up to three separate salt water disposal wells and associated equipment located in South Texas.

We have begun to generate significant revenues from our water management activities. Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect the revenue generated from our water management activities, which includes the combination of White Top and Black Water acquisitions, the Hunter Disposal acquisition, the Blue Water acquisition, the Virco acquisition, our South Texas Water Joint Venture and other capital projects in Appalachia, South Texas and other regions, letter of guarantee, credit support and proceeds expected from an unsecured credit facility (Note 10), being sufficient to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are largely dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the further development of our water management projects so that we can begin to generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource and fluids management business as it specifically relates to the oil and gas industry in the unconventional resource plays.

There can be no assurance that we will be successful in generating sufficient cash flows to fund our planned development activities related to our water resource and fluids management business, or that the operations of our water resource and fluids management business will generate sufficient cash flows to fund our ongoing operations subsequent to its development. If we are unsuccessful in raising sufficient capital to fund the development of our water resource and fluids management business, or if our water resource and fluids management business fails to generate sufficient cash flows to fund our ongoing operating cash flow needs subsequent to its development, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

NOTE 3. ACQUISITIONS AND DIVESTITUTURES

Hunter Disposal

On February 17, 2012, the Company, through its wholly owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of approximately $2.2 million in cash, $3.3 million in common stock, $2.2 million in Series C Preferred Stock and a $2.2 million convertible promissory note due to the seller. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year frac tank rental agreement with GreenHunter Water.

Helena Disposal Well

On June 10, 2013, the Company’s wholly owned subsidiary, GreenHunter Water, LLC closed on the sale of a saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million, resulting in a gain of $2.3 million.

Wheeling Barge Facility

On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, West Virginia, for $750,000 through a new 10.5 year variable-rate loan facility with a bank that also included an additional $350,000 of borrowing capacity, for construction and refurbishment purposes. The $350 thousand borrowing capacity was fully utilized at September 30, 2013. The variable interest rate is based on the prime rate of the 10 largest U.S. banks.

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

Pursuant to the terms of the acquisition agreements, the companies were acquired for an aggregate $1,200,000 cash, 41,000 shares of the Company’s Series C preferred stock and 589,657 shares of the Company’s common stock. The shares of Series C preferred stock and common stock were issued to a small group of former shareholders of White Top and Black Water. The shares of Series C preferred stock are not convertible into or exchangeable for any of the Company’s other property or securities except that the shares of Series C preferred stock are convertible into shares of the Company’s common stock under certain circumstances in connection with a change of ownership or control transaction. $450,050 of the cash price was paid on December 31, 2012 and the balance of the cash price, $750,000, was paid in January 2013. As of the date of this report, none of these shares of common stock or preferred stock issued to the former shareholders of White Top and Black Water have been sold. The Company has placed a stop order with the Company’s transfer agent preventing any transfer of shares. The Company has initiated litigation in Dallas County against these individuals which include the former shareholders of White Top and Black Water to fully recover the equity consideration issued to them under the terms of the acquisition agreements.

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

On June 30, 2013, the Company wrote-off certain assets acquired as part of the White Top and Black Water acquisition that were repossessed as partial consideration for loans the Company assumed as part of the White Top and Black Water acquisition, and which were defaulted on by White Top and Black Water. Also on June 30, 2013, the Company wrote-off certain assets that were not in the possession of the Company, and has taken legal course to reacquire the assets. These items resulted in a total loss on sale of assets of approximately $397 thousand at September 30, 2013. See Note 9 – Commitments and Contingencies, for additional information.

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the three and nine months ended September 30, 2012, as if the acquisitions of Hunter Disposal, White Top, Black Water and Virco, along with transactions necessary to finance the acquisitions, had occurred January 1, 2012. The unaudited pro forma information includes the effects of adjustments for interest expense, dividends and depreciation expense. The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Total operating revenue	$8,480,783	$24,584,024
Total operating costs and expenses	21,247,312	37,764,943

Operating loss	(12,766,529)	(13,180,919)
Interest expense and other	(327,682)	(849,668)

Net loss before taxes	(13,094,211)	(14,030,587)
Income tax expense	—	—

Net loss	(13,094,211)	(14,030,587)

Dividends on preferred stock	(2,363,925)	(3,057,323)

Net loss attributable to common stock holders	$(15,458,136)	$(17,087,910)

Net loss per share, basic & diluted	$(0.51)	$(0.59)

NOTE 4. NOTES PAYABLE

Notes Payable at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Notes payable for insurance premiums due in monthly installments through April, 2014, weighted average 6.73% fixed rate	$443,556	$127,090
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% variable rate	1,368,958	1,415,582
Notes payable collateralized by equipment due in monthly installments through December 9, 2014 to August 25, 2018, various rates described below	5,075,101	5,140,056
Note payable collateralized by real estate due in monthly installments through December 28, 2032, 4.25% variable rate	1,093,092	1,120,000
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	1,925,000	2,200,000

	September 30, 2013	December 31, 2012
Promissory notes assumed in acquisition secured by accounts receivable, inventory and equipment due on demand on, maturing January 25, 2013 and February 10, 2013, 7% fixed rate, which are now in default, accruing at 18%	910,215	942,774
Note payable collateralized by building due in monthly installments maturing January 13, 2022, 15.49% fixed rate	—	30,217
Note payable collateralized by real estate due in monthly installments maturing September 1, 2026, 6% variable rate	43,525	45,419
Note payable assumed in acquisition collateralized by equipment due in monthly installments maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	270,674	501,723
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08%	1,017,412	1,528,198
Note payable assumed in acquisition due to a factoring company as part of an accounts receivable factoring arrangement, effective interest rate of 20.4%	—	229,693
Note payable collateralized by property and equipment due in monthly installments maturing September 13, 2023, 3.25%, variable rate	1,099,950	—

	13,337,483	13,370,752

Less: current portion	(4,526,252)	(4,053,749)

Total Long-Term Debt	$8,811,231	$9,317,003

The following table presents the approximate annual contractual maturities of debt based on the calendar year as of September 30, 2013:

Remaining in 2013	$2,048,964
2014	3,233,784
2015	2,139,349
2016	1,984,111
2017	2,148,144
Thereafter	1,783,131

$13,337,483

Debt Covenants

The terms of the Company’s obligations collateralized by certain equipment and real estate, require the Company to comply, on an annual basis, with specific financial covenants, including a debt service coverage ratio. The Company is required to maintain a ratio of debt service coverage equal to or in excess of 1.30 to 1.00, and is calculated as the ratio of consolidated EBITDA to required principal and interest payments on all indebtedness, as defined in the credit agreement. The Company has determined that it is probable that it will not be in compliance with this covenant at December 31, 2013. The Company is seeking to obtain waivers from the lender should it not be in compliance with the above ratio on that date. Senior management has already initiated these discussions with the financial institution that has this requirement.

Notes Payable

On March 13, 2013, we entered into a note payable with a bank in the amount of $750 thousand, collateralized by property and equipment, which included an additional $350 thousand of borrowing capacity, for construction and refurbishment purposes. The note has a variable interest rate based on the prime rate of the 10 largest U.S. banks, monthly interest and principal payments of $11 thousand, and matures on September 13, 2023. The $350 thousand borrowing capacity was fully utilized at September 30, 2013.

On July 25, 2013 we entered into a notes payable with a bank in the amount of $1.065 million for the purchase of water hauling trucks. The note has a variable interest rate of 1 month LIBOR plus 4%, currently 4.25% with interest in principle payments of $19 thousand and matures on August 25, 2018.

9% Series B Senior Secured Redeemable Debentures

The Company had not paid interest on the Series B debentures for the period March 2011 through September 2013. Therefore, we were technically in default on our Series B Debentures at September 30, 2013, and December 31, 2012. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of September 30, 2013, and December 31, 2012. These debentures are secured by GreenHunter Resources’ interest in GreenHunter Mesquite Lake, LLC, and are otherwise non-recourse to the parent company, GreenHunter Resources. As of September 30, 2013, there is a principal balance of $90 thousand outstanding under the Series B debentures.

Note Payable to Related Party

During the nine months ended September 30, 2013, the Company did not borrow under a letter of guarantee from the Company’s Chairman. As of September 30, 2013, there is $2.0 million available under this facility. Should the Company borrow any available amounts, they will carry an interest rate of 14% per annum which is convertible to common stock at the Chairman’s option. This letter of guarantee has been extended through December 31, 2013.

Convertible Promissory Note Payable to Related Party

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due include principal payments of $137,500 per quarter. Interest expense related to this note was $165 thousand for the nine months ended September 30, 2013. The balance owed on the note was $1.9 million at September 30, 2013. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. See Note 3–Acquisitions and Divestitures, for additional information.

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

NOTE 5. STOCKHOLDERS’ EQUITY

The following table reflects changes in shares of our outstanding preferred stock, common stock, treasury stock and warrants during the periods reflected in our financial statements:

	Preferred	Common	Treasury
	Stock	Stock	Stock	KSOP	Warrants
December 31, 2012	1,561,144	33,120,483	1	15,200	3,020,000
Issued shares of Series C preferred stock in public offering	265,436	—	—	—	—
Issued shares of common stock upon exercise of warrants	—	12,500	—	—	(12,500)
Issued shares of common stock upon exercise of stock options	—	100,000	—	—	—
Issued shares of common stock in public offering	—	221,946	—	—	—
Issued shares of common stock for Share based payments	—	150,835	—	—	—
Issued shares of common stock for Stock Compensation	—	118,922	—	—	—
Issued shares of Series C Preferred stock in private placement	181,786	—	—	—	282,778
Issued shares to KSOP	—	67,920	—	—	—
Adjustment of Series C Shares	(8,366)	—	—	—	—
Allocation of unearned shares in KSOP	—	—	—	(15,200)	—

September 30, 2013	2,000,000	33,792,606	1	—	3,290,278

Preferred Stock

The Company currently reflects 2,008,366 shares of 10% Series C Cumulative Preferred Stock on its books. The Company has authorized 2,000,000 shares of its 10% Series C Cumulative Preferred Stock in its certificate of designations for such preferred stock. The balance of 8,366 shares refers to shares that the Company has not yet issued because of i) claims the Company has against such holders for breaches of various agreements which the Company is currently pursuing legal action to recover and ii) outstanding conversion applications from Series B Debentures to Series C Preferred Stock at the time of the report.

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of September 30, 2013. The Series C Preferred Stock has been fully issued as of September 30, 2013 at the stated value of $25.00 per share. The Company has obtained common shareholder approval to increase the authorization limit on the Series C Preferred Stock to 8,000,000 shares. However, the approval of a majority of the shareholders of the Series C Preferred Stock is also required before the limit can be increased, which the Company has not yet obtained. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

During the nine months ended September 30, 2013, the Company issued the remaining common stock and Series C preferred stock under its current registration statement. The net cash proceeds received upon issuance of these securities were approximately $8.0 million for the issuance of 221,946 shares of common stock and 447,222 shares of Series C preferred stock through our At-The-Market (“ATM”) facility.

On September 19, 2013, the Company sold in a private placement, 181,786 units consisting of an aggregate of 181,786 shares of Series C preferred stock and 282,778 common stock warrants. The net cash proceeds received upon issuance of these securities were approximately $3.2 million. The Company issued 150,835 shares of common stock as compensation for services rendered in connection with the transaction to the placement agent. As part of the agreement with the purchasers of the securities, the Company agreed to register the shares within 90 days of September 19, 2013. The Company plans to take appropriate action to have the shares registered within the allotted time 90 day time period.

Common Stock and Common Stock Warrants

On September 19, 2013, the Company sold in a private placement, 181,786 units consisting of an aggregate of 181,786 shares of Series C preferred stock and 282,778 common stock warrants. These warrants were issued at an exercise price of $2.25 with five year terms. The warrants were valued at $124 thousand using the Black-Scholes option pricing model.

The Company issued 150,835 shares of common stock as compensation for services rendered in connection with a transaction to a placement agent. As part of the agreement with the placement agent, the Company agreed to register the shares within 90 days of September 19, 2013. The Company plans to take appropriate action to have the shares registered within the allotted time 90 day time period.

During the nine months ended September 30, 2013, the Company issued 12,500 shares of common stock upon exercise of 12,500 of our $1.50 warrants.

During the nine months ended September 30, 2013, none of our common stock warrants have expired.

NOTE 6. SHARE-BASED COMPENSATION

The Company issued 150,835 shares of common stock as compensation for services rendered in connection with a transaction to a placement agent. As part of the agreement with the placement agent, the Company agreed to register the shares within 90 days of September 19, 2013. The Company plans to take appropriate action to have the shares registered within the allotted time 90 day time period.

On June 14, 2013, the Company made a discretionary match to its employees with the Company’s KSOP plan. An additional 67,920 shares of stock were issued to the KSOP plan due to this match.

On June 14, 2013, the Board of Directors approved the granting of 1,290,000 options of the Company’s common stock to employees under the 2013 Long-Term Incentive Plan. The options have a ten year life and an exercisable price of $1.15 per share and vest in an equal amount over a three year period beginning one year from the date of grant.

On February 1, 2013, the Board of Directors approved the Company’s 2013 Long-Term Incentive Compensation Plan. This Plan provides for equity incentives to be granted to employees, officers or directors of the Company as well as key advisors or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 7,000,000 shares of Common Stock were authorized for issuance under the Incentive Plan. This Plan received stockholder approval at a Special Meeting of Stockholders which occurred on May 8, 2013. As of September 30, 2013, there are 5,582,745 remaining shares of Common Stock authorized for issuance under the 2013 Long-Term Incentive Plan.

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

In September 2010, the Company adopted its 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), which provides for equity incentives to be granted to employees, officers or directors of the Company, as well as key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. As of September 30, 2013, there are no remaining shares of Common Stock authorized for issuance under the Incentive Plan.

We recorded share-based compensation expense of $1.3 million and $1.8 million during the nine months ended September 30, 2013 and 2012, respectively.

Common Stock Options

As of September 30, 2013, there was $2.0 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 2.27 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the nine months ended September 30, 2013 are as follows:

Number of options issued	2,368,050
Weighted average stock price	$1.41
Weighted average exercise price	$1.41
Weighted average expected life of options(a)	6.00
Weighted average expected volatility (b)	66.89%
Weighted average risk-free interest rate	1.24%
Expected annual dividend per share	—
Weighted average fair value of each option	$0.85

(a)	Based on our expectation of when the options will be exercised. The options have a life of ten years.
(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses. This also approximates the Company’s recent historical volatility.

The following is a summary of stock option activity during the nine months ended September 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000’s)
Outstanding—Beginning of Period	10,827,165	$4.71	$—
Granted	2,368,050	$1.41	—
Exercised	(100,000)	$0.97	—
Cancelled	(272,069)	$1.54	—

Outstanding—End of Period	12,823,146	$4.20	$—

Exercisable—End of Period	8,606,560	$5.57	$—

*	The Aggregate Intrinsic Value was calculated using the September 30, 2013 closing stock price of $1.13.

The following is a summary of stock options outstanding at September 30, 2013:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
$0.90	1,999,999	7.77	1,356,665
$1.15	1,255,000	9.96	—
$1.41	200,000	6.45	100,000
$1.53	100,000	9.53	—
$1.65	1,898,165	8.63	665,564
$1.74	845,650	9.60	—
$1.79	50,000	8.64	10,000
$1.96	1,723,666	6.16	1,723,666
$5.00	3,247,000	3.88	3,247,000
$7.50	33,333	4.26	33,333
$10.00	243,333	4.41	243,333
$10.12	1,666	5.28	1,666
$12.00	6,500	4.49	6,500
$13.66	3,000	5.01	3,000
$17.76	40,000	4.62	40,000
$18.00	16,667	4.70	16,667
$18.91	1,099,167	4.63	1,099,166
$19.75	13,333	4.80	13,333
$20.64	25,000	4.94	25,000
$22.75	21,667	4.87	21,667

	12,823,146		8,606,560

NOTE 7. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, we earned storage rental revenue for providing water storage tanks and equipment for lease to Shale Hunter, LLC, Eagle Ford Hunter, LLC and Triad Hunter, LLC, all wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman is an officer and significant shareholder. We also provided water disposal and transport services for Shale Hunter and Triad Hunter during the nine months ended September 30, 2013. Revenue from Eagle Ford Hunter, prior to its sale to an unaffiliated entity in April of 2013, was -0- and $978 thousand for the three and nine months ended September 30, 2013. Revenue from the currently affiliated companies totaled $805 thousand and $1.2 million for the three and nine months ended September 30, 2013. Revenue for the three related parties was $663 thousand and $1.9 million for the three and nine months ended September 30, 2012. Accounts receivable related to that revenue totaled $933 thousand as of September 30, 2013.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $25 thousand and $75 thousand for the three and nine months ended September 30, 2012, and none for the same period in 2013. We also paid for air travel services from a company owned by Mr. Evans of $87 thousand and $141 thousand for the three and nine months ended September 30, 2013.

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

On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008, but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. On August 19, 2009, we entered into a power purchase agreement with a major public utility based in Southern California. During 2012, the Company determined that it had insufficient resources available to it to sufficiently develop the Mesquite Lake Biomass Project so that power could be delivered under the power purchase agreement it had secured as the predominant revenue stream for the project before it expired on March 31, 2013. As a result, management believed the carrying value of this asset was greater than the value that might be realized by the development or sale of the asset. The Company believes the fair value of the asset without a viable power purchase agreement should be its salvage value. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. We recorded no impairments during the nine months ended September 30, 2013 related to the Mesquite Lake Biomass Project.

Our Biomass segment is designed to produce energy from organic matter available at or near the plant sites.

The accounting policies for our segments are the same as those described in our Form 10-K for the year ended December 31, 2012. There are no intersegment revenues or expenses.

Segment data for the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	For the Three Months Ended September 30, 2013
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$10,663,354	$—	$10,663,354
Cost of services provided	—	8,368,081	—	8,368,081
Depreciation and accretion expense	27,790	941,452	—	969,242
Impairment of asset value	—	(662,473)	—	(662,473)
Goodwill impairment	—	—	—	—
Selling, general and administrative	957,082	1,377,440	—	2,334,522

Operating (loss)	(984,872)	638,854	—	(346,018)
Other income and (expense)	(1,501)	(74,510)	51,253	(24,758)
Income tax expense	—	—	—	—

Net (loss) income	$(986,373)	$564,344	$51,253	$(370,776)

Total Assets	$3,825,787	$41,839,628	$2,000,000	$47,665,415

Additions to long-lived assets	$—	$838,550	$—	$2,246,015

	For the Three Months Ended September 30, 2012
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$4,870,783	$—	$4,870,783
Cost of services provided	29	2,463,419	—	2,463,448
Depreciation and accretion expense	39,146	596,277	—	635,423
Impairment of asset value	—	—	12,873,013	12,873,013
Selling, general and administrative	1,189,053	553,433	10,986	1,753,472

Operating (loss) gain	(1,228,228)	1,257,654	(12,883,999)	(12,854,573)
Other income and (expense)	(253,709)	(65,894)	—	(319,603)

Net (loss) income	$(1,481,937)	$1,191,760	$(12,883,999)	$(13,174,176)

Total Assets	$4,230,812	$27,528,124	$5,000,000	$36,758,936

Additions to long-lived assets	$—	$5,184,681	$—	$5,184,681

	For the Nine Months Ended September 30, 2013
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$28,168,168	$—	$28,168,168
Cost of services provided	—	23,717,616	—	23,717,616
Depreciation and accretion expense	96,771	2,986,919	—	3,083,690
Impairment of asset value	—	1,249,444	—	1,249,444
Goodwill impairment	—	2,799,044	—	2,799,044
Selling, general and administrative	3,138,033	3,812,167	8,571	6,958,771

Operating (loss)	(3,234,804)	(6,397,022)	(8,571)	(9,640,397)
Other income and (expense)	(97,895)	1,324,703	51,253	1,278,061
Income tax expense	—	(6,676)	—	(6,676)

Net (loss)	$(3,332,699)	$(5,078,995)	$(8,571)	$(8,369,012)

Total Assets	$3,825,787	$41,839,628	$2,000,000	$47,665,415

Additions to long-lived assets	$—	$5,424,074	$—	$6,262,624

	For the Nine Months Ended September 30, 2012
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$5	$11,316,056	$—	$11,316,061
Cost of services provided	29	6,151,655	—	6,151,684
Depreciation and accretion expense	113,895	986,293	—	1,100,188
Impairment of asset value	—	—	12,873,013	12,873,013
Selling, general and administrative	3,937,346	937,436	47,427	4,922,209

Operating (loss) income	(4,051,265)	3,240,672	(12,920,440)	(13,731,033)
Other income and (expense)	(649,558)	(147,890)	—	(797,448)

Net (loss) income	$(4,700,823)	$3,092,782	$(12,920,440)	$(14,528,481)

Total Assets	$4,230,812	$27,528,124	$5,000,000	$36,758,936

Additions to long-lived assets	$—	$8,473,982	$—	$8,473,982

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

The Company rents equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $1.4 million and $295 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Lawsuits

ABB, Inc., Plaintiff v. GreenHunter Resources, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Resources, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim of, approximately $328 thousand by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering. Management is actively defending this claim and we believe we will ultimately prevail on the merits.

Glen Pasak, Clint Howard and Manuel Rodriquez, Plaintiffs v. GreenHunter Water, LLC and GreenHunter Energy, Inc., Defendants, in the 23rd District Court of Wharton County, Texas, Case No.: 46,749 filed May 16, 2013. This lawsuit has not yet been served on Defendants. Upon information and belief, the lawsuit alleges as follows: On December 31, 2012, Plaintiffs sold their interest in Black Water and White Top to Defendants. As part of the transaction, Defendants agreed to be responsible for all debts and liabilities of Black Water and White Top. Plaintiffs agreed to allow Defendants to collect all accounts receivable to Black Water and White Top as part of the transaction in an amount totaling $2.5 million, having relied on representations made by Defendants. Among the debts and liabilities assumed by Defendants was a $1 million line of credit to First National Bank of Eagle Lake, which debt was personally guaranteed by Plaintiffs. The assumption of this liability was material to the sales transaction and Plaintiffs relied on multiple representations by Defendants that the debt would be assumed completely by Defendants. However, despite these assurances, Defendants have failed to pay or re-finance the debt to First National Bank of Eagle Lake. Further, Defendants have failed to use any of the accounts receivable collected from Black Water and White Top to retire this debt. Defendants have filed a motion to transfer venue to move the case to Dallas County, Texas. GreenHunter Resources and GreenHunter Water believe this case has no merit and the Defendants will ultimately prevail on all matters arising under this lawsuit.

GreenHunter Energy, Inc., White Top and Black Water, Plaintiffs v. Glen T. Pasak and Clint C. Howard, Defendants, in the 101st District Court of Dallas County, Texas, Case No.: DC-13-06478 filed June 12, 2013. Plaintiffs sought injunctive relief against the Defendants to force Defendants to turn over certain assets of the Plaintiffs in Defendant’s possession to Plaintiff. Defendants have delivered the original property requested to Plaintiffs. Plaintiffs however have learned that the Defendants have additional property of the Plaintiffs in their possession. Plaintiff has amended its petition to include injunctive relief for the additional property that the Defendants have in their possession. The parties have entered into an agreed upon temporary injunction regarding the property in question. Plaintiffs have amended their petition to include causes of action against the Defendants for breach of the equity purchase agreements and fraud. The Plaintiffs believe that they will ultimately prevail on the merits.

First National Bank of Eagle Lake, Plaintiff v. White Top Oilfield Construction, LLC, Black Water Services, LLC and GreenHunter Resources, Inc., Defendants, et al., in the 329th District Court of Wharton County, Texas, Case No.: 46,894 filed July 24, 2013. Plaintiff is demanding payment for two promissory notes in favor of the bank by White Top and two promissory notes in favor of the bank by Black Water aggregating in the amount of $1,000,000. While GreenHunter Resources has been named a party to this lawsuit, GreenHunter Resources is not a guarantor or is otherwise liable for the obligations referenced in this lawsuit. The Defendants have answered this lawsuit. Defendants have filed a plea in abatement and a motion to transfer venue in the 329th District Court of Wharton County, Texas to have the case moved to Dallas County, Texas. The motion is to either stop the case from continuing until the defendant’s case against the prior owners of White Top and Black Water have been heard or to have the cases consolidated in Dallas County.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or results of operations.

NOTE 10. SUBSEQUENT EVENTS

During October, 2013, the Company issued 250,000 and 20,000 stock options to employees with exercise prices of $1.33 and $1.37 respectively.

On October 30, 2013, the Company executed a non-binding Letter of Intent to enter into a Second Lien Credit Facility in the amount of $35 million for a term of four and one-half years with an institution. The proceeds are intended for use to provide growth capital for the Company. The Company and the Lender(s) legal counsel are working on definitive legal documents with a goal to close the new financing within 30 days of the date of this Letter of Intent.

On November 6, 2013, the Company engaged an escrow agent for the purpose of receiving funds pursuant to a private placement of debt securities from accredited investors for the purpose of building MAG Tank inventory. The proceeds are expected to be between $1.5 and $2.25 million. The notes will be unsecured and have a maturity date of one year from the closing of the financing.

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

As part of this new strategic initiative, we have acquired or leased properties in the Marcellus, Utica, Eagle Ford, Bakken Shale and Mississippian Lime areas located in Appalachia, South Texas, Eastern Montana and Oklahoma, respectively. We have developed commercial water service and oilfield fluids management facilities on most of these properties and have the intention to further develop barge transport capabilities along existing navigable inland waterways in the Appalachian region. In addition, we have designed, engineered, fabricated, sold and deployed a modular above-ground temporary water storage system for an unconventional oil and gas exploration and production company that is active in the Utica Shale and in the Marcellus Shale and we are installing an onsite water treatment facility in this region. Our modular above-ground temporary water storage system is proprietary and we have received a provisional patent protecting the intellectual property of this next-generation water storage solution. We continue to evaluate alternatives and possibly license new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse.

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

Current Plan of Operations and Ability to Operate as a Going Concern

As of September 30, 2013, we had a working capital deficit of $7.8 million which includes $2.5 million related to earlier construction activities at our Mesquite Lake Biomass Plant that are non-recourse to the parent company, GreenHunter Resources, Inc.

We have continued to experience losses from ongoing operations but at a much reduced level. This raises substantial doubt about our ability to continue as a going concern. We received a number of capital advances in 2011 and 2012 from our Chairman in exchange for promissory notes, all of which have been repaid through September 30, 2013. We have a letter of guarantee from the Chairman of the Company for up to $2.0 million of credit support if needed to fund future operations which expires on December 31, 2013, all of which is available as of September 30, 2013. Additionally, we believe that it is probable that we will not be in compliance with certain existing covenants contained in our secured debt agreements as of December 31, 2013. Should we not be in compliance with these covenants at year end, we will likely need to obtain the necessary waivers from the specific lender(s) prior to year end. Senior management has already initiated these discussions.

Along with the revenue generated from our water management activities, which includes the Hunter Disposal acquisition and the Blue Water acquisition discussed below, letter of guarantee, credit support and proceeds expected from an unsecured credit facility, we anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are largely dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternative sources, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we can generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry in the unconventional resource plays.

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

On September 19, 2013, the Company sold in a private placement, 181,786 units consisting of an aggregate of 181,786 shares of Series C preferred stock and 282,778 common stock warrants. The net cash proceeds received upon issuance of these securities were approximately $3.2 million. The Company issued 150,835 shares of common stock as compensation for services rendered in connection with the transaction to the placement agent.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012:

Total Revenues

Our total revenue for the three month period ended September 30, 2013 was approximately $10.7 million, an increase of 118% or $5.8 million compared to $4.9 million during the similar 2012 period. The increase is due to revenue generated from our water management operations which began in late 2011 and has increased significantly upon the acquisitions of Hunter Disposal, White Top and Black Water, as well as the expansion of our GreenHunter Water operations. During the three month periods ended September 30, 2013 and 2012, respectively, approximately $3.0 million and $2.4 million was recorded in water disposal revenue, approximately $5.6 million and $2.1 million was recorded in transportation revenue, and approximately $410 thousand and $386 thousand was recorded in water storage and other revenue. During the three month period ending September 30, 2013, the Company recorded its first Mag Tank sale for $1.7 million. We expect to continue to both sell and rent additional Mag Tanks when we raise the capital to build additional inventory. We expect our revenues, at a minimum, to remain consistent and grow in future periods as we complete new disposal locations which will further expand our revenue potential.

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

Operating Costs

Our operating costs were approximately $8.4 million, an increase of 236% or $5.9 million compared to the $2.5 million reported for the three month periods ended September 30, 2013 and 2012, respectively. The increase was due to operating costs incurred from our water management operations during the year for Hunter Disposal, GreenHunter Water, White Top and Black Water. We expect our costs, including transportation costs to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services. We have also scaled back the high cost services of well-pad completion and rig washing offered by our White Top and Black Water business lines.

Depreciation Expense

Depreciation expense was approximately $1.0 million and $635 thousand during the three month periods ended September 30, 2013 and 2012, respectively, an increase of 53%. The increase is due to Hunter Disposal, GreenHunter Water, White Top and Black Water, partially decreased by the sale of assets. Our depreciation expense will continue to increase as we add disposal facilities and transportation equipment.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $2.0 million and $1.2 million during the three month periods ended September 30, 2013 and 2012, respectively. This increase is due to expansion of our business activities. We expect SG&A expense to increase in future periods as we continue to expand our water management business.

The following is a schedule of our selling, general and administrative expense for the three month periods ended September 30:

	2013	2012	Variance
Total personnel and related costs	$1,124,988	$578,465	$546,523
Total office and related costs	452,244	331,462	120,782
Total travel, selling and marketing	186,207	177,595	8,612
Total professional fees	158,528	19,979	138,549
Total taxes and permits	57,515	116,369	(58,854)

Total	$1,979,482	$1,223,870	$755,612

Stock Based Compensation

Stock based compensation expense was approximately $355 thousand and $530 thousand during the three month periods ended September 30, 2013 and 2012, respectively. We expect stock based compensation expense to increase in future periods as we continue to expand our water management business.

Operating Loss

Our operating loss was $346 thousand and $12.9 million for the three month periods ended September 30, 2013 and 2012, respectively. The decrease in operating loss is mainly due to the impairment of asset value related to our biomass project during the similar period of 2012 of $12.9 million.

Other Income and expense

Other income (expense) was $(25) thousand and $(320) thousand for the three month periods ended September 30, 2013 and 2012, respectively. Interest expense was approximately $221 thousand during the three months ended September 30, 2013 compared to approximately $343 thousand during the similar period of 2012. We expect our interest expense will continue to increase as we add debt to fund our future expansion. The Company recorded gain on a sale of assets of $65 thousand and -0- for the three month period ended September 30, 2013 and 2012. During the three month period ending September 30, 2012, there was a gain on the conversion of convertible securities of $24 thousand. The gain or loss on convertible securities will not continue in the future as the underlying securities were all converted or expired during 2012.

Preferred Stock Dividends

Dividends on our preferred stock were $1.2 million for the three month period ended September 30, 2013, versus $2.3 million for the three month period ended September 30, 2012. The decrease is primarily due to our recording of deemed dividends on the conversion of our Series A Preferred Stock into shares of Series C Preferred Stock and our Series B Preferred Stock into shares of our common stock in the similar period of 2012, which was partially offset by increased dividends due to the issuance of 10% Series C Preferred Stock throughout 2012 and 2013.

Net Loss and Net Loss Per Share

Net loss was $371 thousand and $13.2 million for the three month periods ended September 30, 2013 and 2012, respectively. The decrease in the net loss in 2013 is due to the impairment of asset value related to our biomass project during the similar period of 2012 of $12.9 million partially offset by increased revenue associated with increased scale of operations, increased disposal volumes in all regions, and increased usage of owned trucks and equipment in the current period. The net loss to common shareholders was $1.5 million for the three month period ended September 30, 2013 versus $15.5 million during the similar period in 2012 due to the deemed dividends on the conversion of our Series A Preferred Stock into shares of Series C Preferred Stock and our Series B Preferred Stock into shares of our common stock in the similar period of 2012, which was partially offset by the increased preferred stock dividends in conjunction with the issuance of our 10% Series C Preferred Stock throughout 2012 and 2013. Net loss per share was $0.05 and $0.52 for the three month periods ended September 30, 2013 and 2012, respectively.

Our weighted average shares outstanding were 33.6 million and 29.6 million for the three month periods ended September 30, 2013 and 2012, respectively, due to common shares issued for the Hunter Disposal, Blue Water, White Top, Black Water and South Texas Joint Venture acquisitions and the exchange of our Series B Preferred Stock for Common Stock through our ATM offering.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012:

Total Revenues

Our total revenue for the nine month period ended September 30, 2013 was approximately $28.2 million, an increase of 149% or $16.9 million compared to $11.3 million during the similar 2012 period. The increase is due to revenue generated from our water management operations which began in late 2011 and has increased significantly upon the acquisitions of Hunter Disposal, White Top and Black Water. During the nine month periods ended September 30, 2013 and 2012, respectively, approximately $8.8 million and $4.7 million was recorded in water disposal revenue, approximately $14.1 million and $5.4 million was recorded in transportation revenue, and approximately $3.6 million and $1.2 million was recorded in water storage and other revenue. During the three month period ending September 30, 2013, the Company recorded its first Mag Tank sale for $1.7 million. We expect to continue to both sell and rent additional Mag Tanks when we raise the capital to build additional inventory. We expect our revenues, at a minimum, to remain consistent and grow in future periods as we complete new disposal locations which will further expand our revenue potential.

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

Operating Costs

Our operating costs were approximately $23.7 million, an increase of 282% or $17.5 million compared to $6.2 million reported for the nine month periods ended September 30, 2013 and 2012, respectively. The increase was due to operating costs incurred from our water management operations during the year for Hunter Disposal, GreenHunter Water, White Top and Black Water. We expect our costs, including transportation costs to decline in relation to revenue as we use more of our Company owned trucks to haul water and provide services. We have also scaled back the high cost services of well-pad completion and rig washing offered by our White Top and Black Water business lines.

Depreciation Expense

Depreciation expense was approximately $3.1 million and $1.1 million during the nine month periods ended September 30, 2013 and 2012, respectively, an increase of 180%. The increase is due to Hunter Disposal, GreenHunter Water, White Top and Black Water. Our depreciation expense will continue to increase as we add disposal facilities and transportation equipment.

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

Rhodes Disposal Facility

In April 2013, lightning struck property and equipment located at the Company’s Rhodes salt water disposal well site located in Canadian County, Oklahoma, resulting in an impairment of $1.9 million, which was calculated using estimates to arrive at the fair value of the property and equipment subsequent to the loss. During the third quarter of 2013, the Company received insurance proceeds of $663,569 due to this loss.

Biomass Facility

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

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $5.7 million and $3.2 million during the nine month periods ended September 30, 2013 and 2012, respectively. This increase is due to expansion of our business activities. We expect SG&A expense to increase in future periods as we continue to expand our water management business.

The following is a schedule of our selling, general and administrative expense for the nine month periods ended September 30:

	2013	2012	Variance
Total personnel and related costs	$2,832,276	$1,447,771	$1,384,505
Total office and related costs	1,326,695	714,676	612,019
Total travel, selling and marketing	506,534	345,037	161,497
Total professional fees	892,208	462,319	429,889
Total taxes and permits	145,834	198,259	(52,425)

Total	$5,703,547	$3,168,062	$2,535,485

Stock Based Compensation

Stock based compensation expense was approximately $1.3 million and $1.8 million during the nine month periods ended September 30, 2013 and 2012, respectively. We expect stock based compensation expense to increase in future periods as we continue to expand our water management business.

Operating Loss

Our operating loss was $9.6 million and $13.7 million for the nine month periods ended September 30, 2013 and 2012, respectively. The decrease in operating loss is due to $6.4 million of operating loss generated by our water management operations, which includes an impairment of asset value of $1.2 million and an impairment of goodwill of $2.8 million, as opposed to operating income of $3.2 million during the similar period of 2012, which was offset by the impairment of asset value related to our biomass project during the similar period of 2012 of $12.9 million.

Other Income and Expense

Other income was $1.3 million and other expense of $797 thousand for the nine month periods ended September 30, 2013 and 2012, respectively. Gain on sale of assets of was approximately $1.8 million for the nine months ended September 30, 2013 compared to none during the similar period of 2012. Upon the sale of the Helena disposal well, we recorded a gain of approximately $2.3 million, which was partially offset by a loss on the sale of assets of approximately $500 thousand during the nine months ended September 30, 2013. Unrealized gain on convertible securities of approximately $24 thousand during the nine months ended September 30, 2012 and none for the similar period of 2013 as the underlying securities were all converted or expired during 2012. Interest expense was approximately $695 thousand during the nine months ended September 30, 2013 compared to approximately $821 thousand during the similar period of 2012. We expect our interest expense will continue to increase as we add debt to fund our future expansion.

Preferred Stock Dividends

Dividends on our preferred stock were $3.3 million for the nine month period ended September 30, 2013, versus $2.8 million for the nine month period ended September 30, 2012. The increase is due to the issuance of 10% Series C Preferred Stock throughout 2012 and 2013 partially offset by the deemed dividends on the Series A Preferred and Series B Preferred Stock conversions of $(924) thousand and $2.6 million, respectively in the similar period of 2012.

Net Loss and Net Loss Per Share

Our net loss was $8.3 million and $14.5 million for the nine month periods ended September 30, 2013 and 2012, respectively. The decrease in the net loss in 2013 is due to increased costs associated with increased scale of operations, increased usage of owned trucks and equipment, an impairment of asset value of $1.2 million and an impairment of goodwill of $2.8 million, partially offset by a gain on sale of assets of $1.9 million, as opposed to the impairment of asset value related to our biomass project of $12.9 million during the nine months ended September 30, 2012. The net loss to common shareholders was $11.7 million for the nine month period ended September 30, 2013 versus $17.3 million during the similar period in 2012 due to the increased operations and decreased impairment of asset value in 2013. Net loss per share was $0.34 and $0.61 for the nine month periods ended September 30, 2013 and 2012, respectively.

Our weighted average shares outstanding were 33.4 million and 28.2 million for the nine month periods ended September 30, 2013 and 2012, respectively, due to common shares issued for the Hunter Disposal, Blue Water, White Top, Black Water and South Texas Joint Venture acquisitions and the exchange of our Series B Preferred Stock for Common Stock through our ATM offering.

Liquidity and Capital Resources

We have begun to generate significant revenues from our water management activities. Execution of our business plan for the next twelve months requires the ability to generate cash to satisfy planned operating requirements. We expect the revenue generated from our water management activities, which includes the combination of White Top and Black Water acquisitions, the Hunter Disposal acquisition, the Blue Water acquisition, the Virco acquisition, our South Texas Water Joint Venture and other capital projects in Appalachia, South Texas and other regions, letter of guarantee, and credit support, and proceeds expected from an unsecured credit facility to be sufficient to meet all of our anticipated operating obligations for the next twelve months. Planned capital expenditures are largely dependent on the Company’s ability to secure additional capital. As a result, we are in the process of seeking additional capital through a number of different alternatives, and particularly with respect to procuring working capital sufficient for the further development of our water management projects so that we can begin to generate positive cash flow to sustain operations. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry in the unconventional resource plays.

Cash Flow and Working Capital

As of September 30, 2013, we had cash and cash equivalents of approximately $1.1 million and a working capital deficit of $7.8 million as compared to cash and cash equivalents of $1.8 million and a working capital deficit of $11.1 million as of December 31, 2012. This represents an improvement of $3.3 million. These decreases in cash and working capital deficit were due to the activities described below.

Operating Activities

During the nine month periods ended September 30, 2013 and 2012, operating activities used $6.1 million and provided $2.3 million, respectively. We anticipate using cash flows from operating activities for the remainder of the year, but expect to have cash flows from financing activities sufficient to meet our operating needs.

Investing Activities

During the nine month periods ended September 30, 2013 and 2012, investing activities used approximately $35 thousand and $12.0 million in cash, respectively. In the 2013 period, we used cash for capital expenditures of approximately $2.1 million for development of our disposal wells and related facilities, $3.3 million for the acquisition of a barging terminal facility and construction of our South Texas wells and received proceeds of $5.2 million for the sale of our Helena disposal well. In the 2012 period, we used cash principally for the acquisition of Hunter Disposal of approximately $909 thousand, Blue Water of approximately $1.4 million, and the Eagle Ford Hunter Water Joint Venture of $1.2 million, and approximately $8.5 million for capital expenditures comprised of approximately $3.8 million for transportation equipment and approximately $4.2 million on water disposal and handling facilities and equipment.

Financing Activities

During the nine month period ended September 30, 2013, our financing activities provided $5.4 million compared to $11.1 million in the similar period of the prior year. The cash provided during the 2013 period resulted from proceeds of $8.1 million, net of costs, for the sale of our Series C preferred stock, warrants, and common stock, proceeds of $116 thousand from the exercise of equity incentives, and proceeds from borrowing on notes payable of approximately $3.3 million. We made payments on notes payable of $2.9 million, and paid approximately $3.3 million of dividends on our Series C preferred stock during the nine months ended September 30, 2013.

In the similar period of 2012, financing activities included proceeds of $7.9 million, net of costs, for the sale of our Series C Preferred Stock, proceeds of $30 thousand from the exercise of warrants and proceeds from borrowing on notes payable of approximately $6.8 million. We made payments on notes payable of $3.0 million, paid approximately $608 thousand of dividends on our Series C preferred stock, and paid $8 thousand in deferred financing costs during the nine months ended September 30, 2012.

The terms of the Company’s obligations collateralized by equipment and real estate, require the Company to comply, on a annual basis, with certain financial covenants, including a debt service coverage ratio. The Company is required to maintain a ratio of debt service coverage equal to or in excess of 1.30 to 1.00, and is calculated as the ratio of consolidated EBITDA to required principal and interest payments on all indebtedness, as defined in the credit agreement. The Company has determined that it is not probable that it will be in compliance with this covenant at December 31, 2013. Should the Company not be in compliance with this covenant at December 31, 2013, its related indebtedness would become immediately due and payable at the option of the lender. The Company expects to have waivers in place with the lender should it not be in compliance with the above ratio on that date.

Investing Activities and Future Requirements

Capital Expenditures

During the first nine months of 2013, we had capital expenditures of approximately $5.4 million, primarily construction and development of our disposal wells and related facilities and for the acquisition of a barging terminal facility and construction of our South Texas salt water disposal wells. On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, Ohio County, West Virginia. Previously utilized as a gasoline storage facility, the Company has fully engineered plans to convert the location into a water treatment, recycling and condensate handling logistics terminal with operations scheduled to begin prior to year-end 2013. In August, 2013, these plans were approved by the Wheeling, West Virginia Planning Commission, and Management anticipates commencing construction in the fourth quarter of fiscal 2013. The current plan for the terminal is to convert the existing 11,000 square foot warehouse into a water recycling station and build up to 19,000 barrels of water tank storage. The Company plans to employ a vibration separation micro-filtration system at the barge terminal to remove suspended solids from oilfield brine. Oilfield producers will be given the option to reuse remediated fluids under our Frac-Cycle® services offering (which can be scaled to 10,000 barrels per day at the terminal) or take advantage of our advanced barge logistics capabilities to significantly reduce residual waste transportation costs.

Our current capital expenditure plan for the next twelve months is dependent upon our ability to raise additional debt and to a lesser extent equity capital. We plan to raise significant new debt related funds to fund capital projects.

For 2013, we have not adopted a formal corporate capital expenditure budget due to our current lack of capital resources. We have formulated specific budgets for ongoing projects and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.

Related Party Transactions

During the nine months ended September 30, 2013, we earned storage rental revenue for providing water storage tanks and equipment for lease to Shale Hunter, LLC, Eagle Ford Hunter, LLC and Triad Hunter, LLC, all wholly owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman is an officer and significant shareholder. We also provided water disposal and transport services for Shale Hunter and Triad Hunter during the nine months ended September 30, 2013. Revenue from Eagle Ford Hunter, prior to its sale to an unaffiliated entity in April of 2013, was none and $978 thousand for the three and nine months ended September 30, 2013. Revenue from the currently affiliated companies totaled $805 thousand and $1.2 million for the three and nine months ended September 30, 2013. This represents 7.5% and 4.3% respectively of revenue for those periods. Revenue for the three related parties was $663 thousand and $1.9 million for the three and nine months ended September 30, 2012. This represents 13.6% and 16.8% respectively of revenue for those periods. Accounts receivable related to that revenue totaled $933 thousand as of September 30, 2013.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $25 thousand and $75 thousand for the three and nine months ended September 30, 2012, and none for the same period in 2013. We also paid for air travel services from a company owned by Mr. Evans of $87 thousand and $141 thousand for the three and nine months ended September 30, 2013.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2013:

	Payments due by Period
	Total	Remaining in 2013	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt (a)	$13,247,483	$1,958,964	$5,373,133	$4,132,255	$1,783,131
Fixed-rate and variable-rate interest payments (a)	2,066,359	225,926	1,009,690	423,006	407,737
9% Series B Secured Redeemable Debentures (b)	98,100	98,100	—	—	—
Operating leases (c)	1,401,455	206,643	834,895	240,000	119,917

Total Contractual Obligations	$16,813,397	$2,489,633	$7,217,718	$4,795,261	$2,310,785

(a)	See Note 4 – Notes Payable, for further discussion of variable-rate terms of notes.
(b)	Assumes 9% interest over one year term due to its classification.
(c)	Represents future minimum lease payments for non-cancelable operating leases for property, equipment and certain office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our operations may expose us to market risks in the areas of commodity price risk, foreign currency exchange risk, and interest rate risk. We do not have formal policies in place at this stage of our business to address these risks, but we may develop strategies in the future to deal with the volatilities inherent in each of these areas. We have not entered into any derivative positions through September 30, 2013.

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

To remediate the material weakness in our control environment, we have implemented certain personnel changes, including the hiring of a Chief Financial Officer due to the recent retirement of our current Chief Financial Officer, to establish an environment necessary to prevent or detect potential deficiencies in the preparation of our financial statements and controls to support our desired internal control over financial reporting and disclosure controls and procedures. We will implement more formalized processes and controls to identify, review and document accounting treatment of normal, recurring transactions. To implement these processes and controls related to the complete and timely evaluation of accounting issues, the Company has hired a new controller who has experience in our industry and we will continue to add staff and/or seek assistance from outside consultants, as warranted. Accordingly, we are in the process of expanding our accounting department to respond to our recent growth. We believe that the personnel we have recently added and that we plan to add in the near future, in combination with the other initiatives explained herein, will enable us to improve the scope and quality of our internal review of accounting matters and financial reporting and remediate this material weakness.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

ABB, Inc., Plaintiff v. GreenHunter Resources, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Resources, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim of, approximately $328 thousand by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering. Management is actively defending this claim and we believe we will ultimately prevail on the merits.

Glen Pasak, Clint Howard and Manuel Rodriquez, Plaintiffs v. GreenHunter Water, LLC and GreenHunter Energy, Inc., Defendants, in the 23rd District Court of Wharton County, Texas, Case No.: 46,749 filed May 16, 2013. This lawsuit has not yet been served on Defendants. Upon information and belief, the lawsuit alleges as follows: On December 31, 2012, Plaintiffs sold their interest in Black Water and White Top to Defendants. As part of the transaction, Defendants agreed to be responsible for all debts and liabilities of Black Water and White Top. Plaintiffs agreed to allow Defendants to collect all accounts receivable to Black Water and White Top as part of the transaction in an amount totaling $2.5 million, having relied on representations made by Defendants. Among the debts and liabilities assumed by Defendants was a $1 million line of credit to First National Bank of Eagle Lake, which debt was personally guaranteed by Plaintiffs. The assumption of this liability was material to the sales transaction and Plaintiffs relied on multiple representations by Defendants that the debt would be assumed completely by Defendants. However, despite these assurances, Defendants have failed to pay or re-finance the debt to First National Bank of Eagle Lake. Further, Defendants have failed to use any of the accounts receivable collected from Black Water and White Top to retire this debt. Defendants have filed a motion to transfer venue to move the case to Dallas County, Texas. GreenHunter Resources and GreenHunter Water believe this case has no merit and the Defendants will ultimately prevail on all matters arising under this lawsuit.

GreenHunter Energy, Inc., White Top and Black Water, Plaintiffs v. Glen T. Pasak and Clint C. Howard, Defendants, in the 101st District Court of Dallas County, Texas, Case No.: DC-13-06478 filed June 12, 2013. Plaintiffs sought injunctive relief against the Defendants to force Defendants to turn over certain assets of the Plaintiffs in Defendant’s possession to Plaintiff. Defendants have delivered the original property requested to Plaintiffs. Plaintiffs however have learned that the Defendants have additional property of the Plaintiffs in their possession. Plaintiff has amended its petition to include injunctive relief for the additional property that the Defendants have in their possession. The parties have entered into an agreed upon temporary injunction regarding the property in question. Plaintiffs have amended their petition to include causes of action against the Defendants for breach of the equity purchase agreements and fraud. The Plaintiffs believe that they will ultimately prevail on the merits.

First National Bank of Eagle Lake, Plaintiff v. White Top Oilfield Construction, LLC, Black Water Services, LLC and GreenHunter Resources, Inc., Defendants, et al., in the 329th District Court of Wharton County, Texas, Case No.: 46,894 filed July 24, 2013. Plaintiff is demanding payment for two promissory notes in favor of the bank by White Top and two promissory notes in favor of the bank by Black Water aggregating in the amount of $1,000,000. While GreenHunter Resources has been named a party to this lawsuit, GreenHunter Resources is not a guarantor or is otherwise liable for the obligations referenced in this lawsuit. The Defendants have answered this lawsuit. Defendants have filed a plea in abatement and motion to transfer venue to have the case moved to Dallas County, Texas.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or results of operations.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.1	Form of Warrant Agreement by and between the Company and West Coast Opportunity Fund, LLC (Incorporated by reference to the Company’s Form 8-K, dated August 21, 2008)

4.2	Form of Warrant Agreement by and between GreenHunter Energy, Inc. and certain accredited investors (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.3

Form of Warrant Agreement by and between the Company and certain accredited investors (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

Form of Warrant Agreement by and between the Company and purchasers of securities, dated September 19, 2013 (Incorporated by reference to the Company’s Form 8-K, dated September 24, 2013)

4.4	Second Amended and Restated Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated April 25, 2012)

4.5	Certificate of Correction to the Amended and Restated Certificate of Designations, Rights, Number of Shares and Preferences of the 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 10-K, dated April 5, 2013)

10.1	Form of securities purchase agreement by and between the Company and purchasers of securities, dated September 19, 2013 (Incorporated by reference to the Company’s Form 8-K, dated September 24, 2013)

10.2	Form of registration rights agreement by and between the Company and purchasers of securities, dated September 19, 2013 (Incorporated by reference to the Company’s Form 8-K, dated September 24, 2013)

10.3	Equity Purchase Agreement between Triad Hunter LLC and the Company dated February 17, 2012 (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.4	Registration Rights Agreement dated February 17, 2012 between the Company and Triad Hunter, LLC (incorporated by reference from the registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.5	Asset Purchase Agreement by and among GreenHunter Water, LLC, Helena Hunter Water Disposal, LLC and Sable Environmental SWD 4, LLC dated June 10, 2013 (incorporated by reference from Form 8-K, dated June 14, 2013)

10.6	Employment Agreement, by and between the Company and Jonathan D. Hoopes, dated October 1, 2009 (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.7	Form of the Company’s Stock Option Agreement (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.8	2013 Long-Term Incentive Compensation Plan (incorporated by reference to the registrant’s June 30, 2013 Form 10-Q)

31.1†	Certifications of the Chief Executive Officer.

31.2†	Certifications of the Chief Financial Officer.

32.1†	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith
††	Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Resources, Inc.

Date: November 14, 2013	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman

Date: November 14, 2013	By:	/s/ Jonathan D. Hoopes
Jonathan D. Hoopes
Director, Interim Chief Executive Officer, President and Chief Operating Officer

Date: November 14, 2013	By:	/s/ Ronald McClung
Ronald McClung
Senior Vice President and Chief Financial Officer