Form 10-K
period 2013-12-31
GreenHunter Resources, Inc.
filed 2014-03-31
CIK 1410056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File No. 001-33893

GREENHUNTER RESOURCES, INC.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of voting stock held by non-affiliates was $17,105,599 as computed by reference to the closing price on that date.

The number of shares outstanding of the registrant’s common stock at March 24, 2014 was 33,788,055.

i

PART I

Item 1. Business

Our Business

GreenHunter Resources, Inc. was incorporated in the state of Delaware on June 7, 2005. We are a diversified environmental services company, headquartered in Grapevine, Texas that specializes in water solutions required for the unconventional oil and natural gas shale resource plays. Through our wholly-owned subsidiary GreenHunter Water, LLC, we provide Total Water Management Solutions™ in the oilfield. The Company’s approach to water management includes fixed-facility and mobile water treatment systems (Frac-Cycle ®), an expanding portfolio of UIC Class II Salt Water Disposal wells with advanced hauling and fresh water logistics services, a next-generation modular above-ground storage tank system (MAG Tank™), and compliance tracking technologies (RAMCAT™) that allow producers to reduce costs while they account for their fluids from cradle-to-grave and adhere to emerging regulations.

Oil and natural gas wells typically generate produced water, which is saltwater or brine from underground formations, that is brought to the surface during the normal course of oil or gas production operations. Since this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The water that is produced from these operations must be disposed of or treated in a manner approved by the EPA. The primary method of handling this water is through injection into a Class II saltwater disposal well. The alternative option is treating the water for reuse in hydraulic fracturing operations or treatment to fresh water qualities and discharged under a NPDES permit. We have identified water reuse and water management in the oil and natural gas industry as a significant growth opportunity for the foreseeable future and are currently utilizing a water treatment system and exploring various alternatives to develop this segment of our operations through existing relationships, joint ventures, targeted acquisitions and further development of water management technologies.

We have acquired or leased properties in the Marcellus and Utica Shales, Eagle Ford Shale, Bakken Shale and Mississippian Lime areas located in Appalachia, South Texas, Eastern Montana and Oklahoma, respectively. We have developed commercial water service facilities on most of these properties. In late 2013, the Company determined that our best opportunities for growth and highest margins were in the Marcellus and Utica Shale plays, both located in Appalachia. Therefore, the Company intends to sell its properties in the Eagle Ford Shale and the Mississippian Lime and allow undeveloped leases in the Bakken Shale to expire in order to focus its resources on growth in Appalachia. We closed on the sale of all of our wells in the Eagle Ford Shale in South Texas except one in the first quarter of 2014, and the last one is under contract to sell and is expected to close in April 2014. We believe our wells in the Mississippi Lime in Oklahoma will be sold in the second quarter of 2014. We intend, for the foreseeable future, to cease operations in South Texas and Oklahoma when these wells are sold.

Our plans in the Marcellus Shale and Utica Shale formations in Appalachia include adding additional disposal wells, increasing our trucking fleet, and further development of our barge transport capabilities along existing navigable inland waterways in the Appalachian Region, and entering into the pipeline construction and transportation business, which involves laying permanent and/or temporary water lines to transport produced liquids. In addition, we are currently deploying MAG Tanks™ in the Marcellus Shale, and we are operating a water treatment facility in this region. We continue to evaluate alternatives and in the future, we may license new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse.

Hydraulic Fracturing

Recent improvements in drilling and completion technologies have unlocked large reserves of hydrocarbons in multiple unconventional resources plays in North America. These new drilling methods often involve a procedure called hydraulic fracturing. This process involves the injection of large amounts of water, sand and chemicals under high pressures into rock formations to stimulate production. Unconventional wells can require more than four million gallons of water to complete a “frac job”. Some portion of the water used in the exploration and production process will return to the surface as a by-product or waste stream. This water is commonly referred to by operators in the oil and gas industry as flowback water. In addition to flowback water, oil and natural gas wells also generate produced water, or brine, which is saltwater from underground formations that is brought to the surface during the normal course of oil or gas production. Because the water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The physical and chemical properties of produced water vary considerably depending on the geographic location of the field, the geologic formation, and the type of hydrocarbon product being produced.

Produced water properties and volume also vary through the lifetime of a reservoir. Produced water is the largest volume by-product or waste stream associated with oil and gas exploration and production. Although the details on generation and management of produced water are not well understood on a national scale, the U.S. Department of Energy’s National Energy Technology Laboratory estimates that the total volume of produced water generated by U.S. onshore and offshore oil and gas production activities in 2007 was nearly 21 billion barrels, or 882 billion gallons.

While produced water (also known as formation water, oil field brine, or brine, due to its high salinity content) can be reused if certain water quality conditions are met, approximately 95% of U.S. onshore produced water generated by the oil and gas industry is disposed of by using high-pressure pumps to inject the water into underground geologic formations or is discharged under National Pollutant Discharge Elimination System (“NPDES”) permits. The remaining 5% is managed through beneficial reuse or disposed through other methods including evaporation, percolation pits, and publicly owned treatment works.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing are expected to result in increased costs and additional operating restrictions for oil and gas explorers and producers. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the reporting and disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Sponsors of two companion bills, which are currently pending in the House Energy and Commerce Committee and the Senate Committee on Environment and Public Works Committee have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, this legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens for oil and natural gas operators. Several states are also considering implementing, or in some instances, have implemented, new regulations pertaining to hydraulic fracturing, including the disclosure of chemicals used in connection therewith. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process would make it more difficult and more expensive to complete new wells in the unconventional shale resource formations and increase costs of compliance and doing business for oil and natural gas operators.

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

GreenHunter Water is focused on water resource management specifically as it pertains to the unconventional oil and natural gas shale resource plays, with emphasis going forward on the Appalachia basin. GreenHunter Water is committed to providing a full range of solutions to address producers’ current needs and is built upon an identified need in the oilfield, to deliver a Total Water Management Solutions™ to our customer base through long term agreements. Our Total Water Management Solutions™ are custom developed to meet producers’ water resource planning needs. These solutions include owning and operating saltwater disposal facilities, transportation of fluids, frac tank rentals, above ground storage tanks, mobile and permanent water treatment technologies, and remote asset tracking to provide as value added services to our customers.

Disposal Wells

Typically, shale wells produce significant amounts of saltwater that, in most cases, require disposal. The Underground Injection Control Program (the “UIC Program”) of the U.S. Environmental Protection Agency (“EPA”) is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground for storage and disposal. The UIC Program designates six separate injection well classes based on similarity in the fluids injected, activities, construction, injection depth, design, and operating techniques. This categorization ensures that wells with common design and operating techniques are required to meet appropriate performance criteria for protecting underground sources of drinking water (“USDWs”). GreenHunter Water owns, operates and is developing Class II wells for the injection of brine and other fluids that are associated with oil and gas production. GreenHunter Water presently owns and operates disposal facilities located in the states of Ohio, Kentucky, West Virginia, Texas and Oklahoma to service the Marcellus, Utica, Eagle Ford, and Mississippian Shale plays. It is the Company’s intention to focus on the Appalachian states going forward, and its assets in the Eagle Ford and Mississippian Shale plays are classified as held for sale at December 31, 2013.

As of December 31, 2013, we operated 12 commercial salt water disposal (“SWD”) wells in three geographic shale areas. The SWD wells have estimated capacities, as follows:

Region	County	# of Wells	Date Reportable	Bbl / Day
	Noble County, OH	2	Feb 2012	5,000
	Ritchie County, WV	2	Aug 2012	3,500
	Meigs County, OH	1	Jul 2012	2,000
	Washington County, OH	2	Nov 2012 / Sep 2013	2,200
	Lee County, KY	1	Feb 2012	1,200

Appalachia		8		13,900

	Karnes Co, TX	1	Jan 2013	25,000
	Frio Co, TX	1	Jan 2013	25,000
	DeWitt Co, TX	1	Mar 2013	25,000

South Texas		3		75,000

	Kingfisher Co, OK	1	May 2012	6,000

Oklahoma		1		6,000

TOTAL SWDs		12		94,900

Appalachia - Marcellus and Utica Shales:

Our Appalachia SWD wells and associated assets predominately serve exploration and production companies that are active in the Marcellus and Utica Shale plays in the states of Pennsylvania, Ohio and West Virginia. Due to the strong demand for disposal services, we anticipate our wells will be at or near 100% capacity for most of 2014, as they were in 2013. We intend to increase the number of our disposal wells in Appalachia in 2014 by opening new wells that will be capable of accepting water from various transportation methods including trucking, barging and through pipeline transportations.

We currently have multiple disposal capacity contracts with major oil and gas companies and large independent exploration and production companies active in the region. These capacity contracts typically contain rights for us to provide fluid transportation trucking on a first-call basis.

South Texas - Eagle Ford Shale:

During 2013, we operated four disposal wells in South Texas during various portions of the year, and we had a lease on a fifth location, which had not been developed into an operating well at year-end. We sold one disposal well in Karnes County, Texas, on June 10, 2013 that had an estimated capacity of 10,000 bbl/day.

In late 2013, the Company decided to sell the remaining wells and undeveloped leases in South Texas due to their low utilization and in an effort to pursue what we consider to be better use of our capital in Appalachia. We closed on the sale of all of our wells in South Texas except one in the first quarter of 2014, and the last one is under contract to sell and is expected to close in April 2014. Once these wells are sold, the Company expects to discontinue all South Texas operations by early in the second quarter of 2014. All of our wells in South Texas are classified as held for sale at December 31, 2013.

Oklahoma - Mississippian Lime Shale:

The Company owns three disposal wells in Oklahoma. Only one of these wells was operating at December 31, 2013. A second well in Canadian County, Oklahoma, has estimated injection capacity of 10,000 bbl/day; however, this property and equipment were struck by lightning on May 2, 2013, making the facility inoperable. The Company has classified these three wells as held for sale at December 31, 2013, and expects to sell all three of its Oklahoma wells in the second quarter of 2014.

Operated Commercial Salt Water Disposal Wells

	1Q2012	2Q2012	3Q2012	4Q2012	1Q2013	2Q2013	3Q2013	4Q2013
Appalachia	3	3	5	7	7	7	8	8
South Texas	0	0	1	1	4	4	3	3
Oklahoma	0	2	2	2	2	2	1	1

TOTAL	3	5	8	10	13	13	12	12

Estimated Disposal Capacity (Bbl/d)

	1Q2012	2Q2012	3Q2012	4Q2012	1Q2013	2Q2013	3Q2013	4Q2013
Appalachia	6,200	6,200	10,700	12,700	12,700	12,700	13,900	13,900
South Texas	0	0	10,000	10,000	85,000	85,000	75,000	75,000
Oklahoma	0	16,000	16,000	16,000	16,000	16,000	6,000	6,000

TOTAL	6,200	22,200	36,700	38,700	113,700	113,700	94,900	94,900

Fluids Handling, Hauling and Barging

Produced water and frac-flowback are hauled from their origin at the oilfield tank battery or drilling pad to the disposal location via truck transport. These trucks operate under laws administered by the U.S. Department of Transportation (“DOT”) and respective state agencies in which the trucks will operate. Trucks typically used for hauling waste brine range in capacity from 80 barrel bobtails to 130 barrel tankers equipped with vacuum pumps, and producers of the waste product are charged for hauling at pre-determined hourly rates which vary depending on size and often include an accounting of the return “dead-head” trip.

In addition to hauling fluids by truck, we are currently developing various alternative means of water transport that include temporary and permanent above-ground or below-ground pipeline systems, and the use of rail and barge transport. The primary objectives are reducing road traffic while maintaining adherence to current and expected future environmental regulations; improving safety for the neighboring communities, our employees, and the employees of our customers; and ultimately reducing our customers’ total cost of water management while generating improved returns on our deployed capital. Our transportation equipment in South Texas that is not being transferred to Appalachia is classified as held for sale at December 31, 2013.

Operating Vacuum Trucks

	1Q2012	2Q2012	3Q2012	4Q2012*	1Q2013	2Q2013	3Q2013	4Q2013
Appalachia	10	20	20	26	26	26	32	33
South Texas	1	1	1	5	30	29	24	24
Oklahoma	0	0	0	0	0	0	0	0

TOTAL	11	21	21	31	56	55	56	57

*	Excludes White Top and Blackwater vacuum trucks

In late 2012, the Company acquired White Top and Blackwater, two oilfield construction and service companies. On May 17, 2013, we discontinued certain portions of operations of White Top and Blackwater, resulting in increased uncertainties regarding the timing and nature of a recovery of capital expenditures. For the remainder of 2013, the Company continued to operate the transportation portion of this business. In late 2013, the Company decided to discontinue its South Texas transportation business, which primarily centered around assets acquired from White Top and Blackwater. At December 31, 2013, the remaining equipment owned by White Top and Blackwater was classified as held for sale and in early 2014, we intend to sell the remaining assets from this acquisition.

GreenHunter Water has identified low cost water hauling capacity as a constrained resource in our target areas of operation, and we are actively pursuing contracts for traditional hauling and advanced logistics services as part of our Total Water Management Solutions™ portfolio offering. In March 2012, we entered into a five year lease for an existing truck and barge transloading and water storage facility located in Washington County, Ohio. The existing facility and infrastructure are ideally positioned on the Ohio River in the heart of the Marcellus and evolving Utica Shale resource plays and serve as a strategic operating base for our Appalachia water management businesses. Originally constructed in 1966 by Mobil Oil, the approximate 10 acre facility contains 70,000 bbls of functional bulk liquids storage tank capacity, a barge transloading station, a covered loading station with multiple truck servicing bays, and office space. The two 20,000 bbl tanks and one 30,000 bbl tank were originally used for gasoline storage until they were decommissioned in 1990 and now serve as temporary fluids storage of fresh water and production water. The barge terminal assets located on the Ohio River have enabled GreenHunter Water to significantly increase our future logistics capabilities.

On March 13, 2013, we acquired a 10.8 acre barging terminal facility located in Wheeling, Ohio County, West Virginia. Previously utilized as a gasoline storage facility, we have fully engineered plans to convert the location into a water treatment, recycling and condensate handling logistics terminal. In August 2013, these plans were approved by the Wheeling, West Virginia Planning Commission, and construction is planned to start in 2014. The current plan for the terminal is to convert the existing 11,000 square foot warehouse into a water recycling station and build up to 19,000 bbls of water tank storage. We plan to employ a vibration separation micro-filtration system at the barge terminal to remove suspended solids from oilfield brine. Oilfield producers will be given the option to reuse remediated fluids under our Frac-Cycle ® services offering (which can be scaled to 10,000 bbls per day at the terminal) or take advantage of our advanced barge logistics capabilities to significantly reduce residual waste transportation costs.

Equipment and Tank Rentals and MAG Tank™

GreenHunter Water sells and/or rents MAG Tanks™ and 500 bbl Frac Tanks. In 2012, we contracted with an engineering firm to engineer and design a proprietary MAG Tank™ product line. Our goal was to design a flexible design for the MAG Tank™ allowing a larger variety of storage capacities and configurations. MAG Tank’s™ advanced next-generation design features a modular approach with standardized panels that enable quick assembly and disassembly. Containment capacities start at 11,000 bbls with designs that exceed 300,000 bbls. A disposable impermeable liner and geotextile substrate provide water containment and a puncture resistant ground covering.

After site preparation, a MAG Tank™ is typically installed in two days or less. In early 2013, we deployed our first MAG Tank™ and proved its viability with significant testing performed. Our MAG Panel™ design is proprietary, and we expect to receive patents on certain design elements. Moreover, we are making MAG Tanks™ available to our customers either for purchase or for lease. We sold the first MAG Tank™ in the third quarter of 2013 and have generated additional orders since then. We are building an inventory of panels for sale and/or rent. The key benefits of the MAG Tank™ relative to competing products are lower cost of storage, unique flexible design to meet ground specifications, and a significant reduction in the environmental impact due to reduced truck traffic. At December 31, 2013, we were contracted with two separate manufacturers that were actively producing MAG Tank™ inventory for the Company.

Frac-Cycle™

Frac-Cycle™ is the general name for our water treatment service. Due to the unique characteristics of produced water from different shale plays, GreenHunter Water, in consultation with operators, has determined that no one water reuse system is ideal for all areas. We have evaluated multiple technologies and selected those that provide cost-effective solutions for the desired level of treatment for the operator’s needs. While most operators are targeting a clean brine output, Frac-Cycle’s™ flexible design allows our customers to process flowback or produced water and recycle to either clean brine or fresh water. Recycled water can be used in subsequent frac jobs, and in some cases an NPDES permit can be obtained to discharge fresh water into a stream.

We currently operate a riverside water treatment facility in the Marcellus Shale area and plan to offer this service at multiple locations throughout the region. The fluids will be cleaned into a clean brine solution and sold back to operators for fracking. We intend to increase capacity of our treatment facility in 2014 in order to meet our current customer demand for the service.

RAMCAT™

RAMCAT™ (Remote Access Management Compliance Asset Tracking) by GreenHunter Water is a cutting-edge, well-head management system and compliance tool that bundles a unique combination of proprietary software, advanced hardware and industry-standard communications technologies to provide an extremely powerful, effective and user-friendly method for remote activity observation via a web-based portal for management of well-head fluids. RAMCAT™ includes online data monitoring which provides oil and natural gas producers near real-time dynamic information on fluid levels, tank temperature, recent transactions, date and time of on-load and off-load, truck and driver identification, H2S and critical condition alarms, battery voltage, and more. The RAMCAT™ system enables closed-loop accountability of all well-head produced water and offers best-in-class environmental and regulatory compliance.

RAMCAT™ revenues are comprised of hardware sales (realized at installation) and communications services (realized on a recurring basis over the term of the contract). In addition to margins associated with these revenues, we believe our “inside the fence” presence with an operator will provide a basis from which to offer other products and services. When coupled with our state-of-the-art fluids transportation fleet and Class II UIC compliant salt water disposal facilities, RAMCAT™ ensures cradle-to-grave monitoring of oilfield fluid waste streams that exceeds U.S. EPA standards.

Each of these safety features was addressed during 2011 by GreenHunter Water in the original design specification of our products and are provided as basic features of RAMCAT™ which are currently deployed and operational on existing properties located in Ohio.

Marketplace Opportunity

Unconventional hydrocarbon production continues to grow as a percentage of all domestic onshore production in the U.S. and is currently 39% of U.S. production. In almost all cases, water disposal will be an associated by-product of this production. Currently, producers can either manage their own water disposal and facilities, or they can contract with third-party service providers. Based upon our industry research, we do not believe that there is any one, third-party water disposal company that would account for meaningful market share in any of the basins we are currently targeting to provide our services. Furthermore, given the smaller independent nature of these third-party service providers, we believe that they may face more obstacles in meeting ever-changing regulatory requirements. In addition, most producers view water disposal for what it is, a by-product of their primary business of producing hydrocarbons.

Governmental Regulation

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. EPA and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the U.S. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, the oil and gas industry that we serve has perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in related industries. We expect this heightened governmental focus on regulation and enforcement to continue.

The primary United States federal statutes affecting our business are summarized below:

The Safe Drinking Water Act (“SDWA”) is the primary statute that governs injection wells. The SDWA requires the EPA to protect USDWs from being endangered from underground injection of fluids through a well. Injection through a well is defined as the subsurface emplacement of fluids through a bored, drilled, or driven well or through a dug well where the depth of the dug well is greater than the largest surface dimension; or a dug hole whose depth is greater than the largest surface dimension; or an improved sinkhole; or a subsurface distribution system. the EPA has promulgated standards by setting minimum requirements for injection wells, including Class II injection wells such as those owned and operated by the company. The Underground Injection Control (“UIC”) provisions of the SDWA and implementing regulations control the construction, operation, permitting, and closure of injection wells that place fluids underground for storage or disposal. All injection must be authorized under either general or specific permits. Injection well owners and operators may not site, construct, operate, maintain, convert, plug, abandon, or conduct any other injection activity that endangers USDWs.

The SDWA allows a state to obtain primacy from the EPA for oil and gas related injection wells, either by adopting the federal UIC requirements or, under some circumstances without being required to adopt the complete set of applicable federal UIC regulations. The state must be able to demonstrate that its existing regulatory program is protecting USDWs in that state, even if the regulations may not be as stringent as federal rules. Some of the states in which we operate have primacy from the EPA for oil and gas injection wells, and in these states the requirements may differ from the federal requirements. In states in which we operate that do not have primacy, the EPA directly enforces the federal requirements.

The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration (“OSHA”), and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current owner or operator of the disposal site or sites where the release occurred, past owners or operators at the time disposal activities occurred at the site, and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, neighboring landowners and other third parties may file claims under common law for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”) regulates the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. Moreover, in the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. RCRA contains authority that allows the EPA or state agencies to compel assessment and cleanup activities involving certain waste materials, and it authorizes the initiation of citizen suits in certain circumstances where parties have failed to comply with RCRA.

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

Customers & Contracts

The amount of water that can be disposed of in any one facility is dependent upon both regulatory permits, as well as the ability of the underground geologic formation to accept or absorb the waste water. As a result, the amount of waste water that GreenHunter will be able to dispose of at any one time will be finite. We expect as a result, that we will continue to enter into long-term disposal contracts with producers whereby we will assure them as certain amount of disposal capacity for their utilization. Our goal would be to continue to enter into take-or-pay contracts whereby we provide a certain amount of disposal capacity that is paid for by the producer, whether they actually utilize that capacity or not. As a result, we believe that a certain amount of our revenues will be supported by these types of contracts.

In addition, based upon disposal capacity versus demand for our services, we anticipate that we could enter contracts subject to us being able to increase our disposal capacity through additional acquisition, or disposal well drilling or conversion. In this scenario, we would have a comfort level as to the potential revenue and profit to be recognized prior to undertaking any capital expenditure, thereby reducing our growth risk.

As a customer base is secured, with long-term disposal contracts, we anticipate that we will be able to broaden our product offering to increase our net revenue per barrel through the various other services that we provide.

We currently have five customers that account for approximately 50% of our total revenue, with Chevron North America E&P Co. and Anadarko providing approximately 12% each. However, we believe that the potential customer base is large enough that we can easily replace the revenue from any of these customers if necessary. Two customers comprise 45% of the Company’s accounts receivable.

We are not currently dependent on any principal supplier or suppliers of equipment or services.

Permits and Regulatory Compliance

We operated 12 water disposal facilities as of December 31, 2013. Each of these facilities is permitted to inject non-hazardous oil and gas waste into an Underground Injection Control (“UIC”) Class II disposal wells. These wells have been drilled in certain acceptable geologic formations far below the base of fresh water to a point that is safely separated by other substantial geological confining layers according to environmental laws that are administered under the auspices of the federal government or states with delegated authority. We are actively seeking UIC Class II disposal permits for additional facilities that we intend to develop and operate.

We have announced our intention to utilize barges for the transport of oilfield brine in order to reduce the number of truck hours on county, state and federal roads. We intend to either own or lease and operate barge transloading or transfer stations in the Appalachian Region along the Ohio River and its tributaries, among other rivers. Our plan is to consolidate brine water at these stations and transport the product along navigable waterways in vessels (such as double-hulled barges) that are specifically built for this purpose. Under U.S. law, vessel operators must report domestic waterborne commercial movements to the U.S. Coast Guard. Vessel types include dry cargo ships and tankers, barges (loaded and empty), towboats (with or without barges), tug, crew and supply boats to offshore locations and new vessels from shipyards to point of delivery. Idle vessels are also reported. We have received the required permits from the U.S. Coast Guard and are proceeding ahead with the game plan.

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

Intellectual Property

GreenHunter Water claims common law rights in a variety of marks, including but not limited to, FRAC-CYCLE®, RAMCAT™, TOTAL WATER MANAGEMENT SOLUTIONS®, MAG Tank™ and MAG Panel™. GreenHunter Water has registered or intends to file applications to register these trademarks with the U.S. Patent and Trademark Office. GreenHunter Water has various trademark applications pending with the U.S. Patent and Trademark Office.

GreenHunter filed U.S. Patent Application Serial No. 14/106,433 for “Modular Above-Ground Tank” on December 13, 2013. GreenHunter also filed International Patent Application No. PCT/US13/75193 on December 13, 2013 for the same invention. Both applications are based on provisional Patent Application No. 61/737,604, filed on December 14, 2012.

Over the last two years, we have spent immaterial amounts on research and development. Through 2013, our research and development costs were approximately $176 thousand to complete the development of our MAG Tank™ system. These development costs have been expensed.

Other Assets and Business Opportunities

Other than the above-discussed assets for our water resource management initiative, our assets primarily consist of a biomass power plant located in unincorporated Imperial County, California, which we refer to as the biomass facility. The biomass facility was originally built in 1989 and has not operated since 1994. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the Mesquite Lake Resource Recovery Facility and related real property (commonly referred to as the biomass project) to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and will continue to pay $50 thousand per month for a year period or until ultimately deciding to purchase the property. The monthly payments, as well as the initial $25 thousand fee, are non-refundable, but will be applied to the purchase if it is consummated.

For further information about other properties owned by the Company, see “Item 2. Properties”.

Our common stock is traded on the NYSE MKT under the symbol “GRH.” Our preferred stock is traded on the NYSE MKT under the symbol “GRH.PRC.”

Executive Offices and Additional Information

Our executive offices are located at 1048 Texan Trail, Grapevine, Texas 76051, and our telephone number is (972) 410-1044. Our website is www.greenhunterresources.com. Additional information that may be obtained through our website does not constitute part of this prospectus. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

Employees

We had a total of 134 full time employees as of March 14, 2014.

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

Risks Related to Our Business

We have continued to experience losses from our ongoing operations.

Although we are generating increasingly significant revenues from our overall water management activities, we have continued to experience losses from our ongoing operations. Our ability to implement our entire business plan has been adversely affected by our lack of working capital. Although Management has continued to implement plans to address the need of capital funding, which is improving, there is no guarantee that we will not continue to experience losses in continuing operations.

We have a limited operating history, and our business may not be as successful as we envision.

We are in an early stage of our current business plan. We have a limited operating history with respect to the operation of water management facilities for “unconventional” oil and gas exploration and production activities. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the water management industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite our best efforts, we may never overcome these obstacles to achieve financial success.

Our business is speculative and dependent upon the implementation of our new business strategy, as well as our ability to enter into agreements with third parties for necessary financing for the construction of facilities related to our water management operations. Our efforts may not be successful or result in increased revenue or profit. We may not generate significant revenues, and our investors have the potential to lose their entire investment.

We have significant debt that could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a relatively high amount of indebtedness. Because we must dedicate a substantial portion of our cash flow from operations to the payment of both principal and interest on our indebtedness, that portion of our cash flow is not available for other purposes. In addition, our ability to obtain additional financing in the future may be impaired by our leverage and existing debt covenants. Our indebtedness could result in the following:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures;

•	force us to sell assets or seek additional capital to service our indebtedness, which we may be unable to do on terms and conditions favorable to us or at all;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to borrow additional funds.

If any of these were to occur, it would adversely affect, potentially materially, our results of operations.

Covenants in our debt agreements impose restrictions on us.

Certain of our debt agreements with lenders contain restrictive covenants including, but not limited to, restrictions on our ability to incur debt or encumbrances or sell assets, restrictions on investments and lending, and a debt service coverage ratio. Our failure to comply with these covenants would result in an event of default pursuant to which our lenders could call the entire amount of the debt immediately due. If the entire amount of our debt outstanding under these debt agreements is called due, we may not have sufficient funds available to pay such indebtedness and may not be able to refinance the accelerated indebtedness on terms favorable to us or at all which could have a material adverse effect on our results of operations and our ability to operate as a going concern.

Additionally, we were not in compliance with certain existing debt covenants contained in our secured debt agreements as of December 31, 2013. However, we did obtain waivers from our lenders for the non-compliance in our debt covenants for the year ending December 31, 2013.

We are dependent upon our key personnel.

Our operations and financial success significantly depend on our managerial personnel. Our managerial personnel have the right to make all decisions with respect to management and operation of our business and affairs. We are dependent on our executive officers, key personnel and our ability to attract and retain qualified personnel. Our profitability could be adversely affected if we lose certain members of our management team. We have not entered into any employment agreements with any of our management personnel nor have we obtained “key man” life insurance on any of their lives.

We may not be able to meet our capital requirements.

Building and operating our water management facilities, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses will all require a substantial amount of additional capital and cash flow. Our subsidiary, GreenHunter Water has identified water hauling capacity as a constrained resource in our target areas of operations and we are actively pursuing contracts for this service as part of our Total Water Management Solutions™ portfolio offering. Our ability to generate revenues in this market is dependent upon our ability to source capital for expansion, hire and train operating personnel and maintain our fleet of equipment so it is available when needed.

We will be required to pursue sources of additional capital through various means, including possible joint venture projects, which may include a profit sharing component, debt financing, equity financing or other means. We may not be successful in locating a suitable financing or strategic business combination transaction in a timely fashion or at all. In addition, we may not be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely, and these are likely to be dilutive to the existing stockholders as we issue additional shares of common stock to investors in future financing transactions and as these financings trigger anti-dilution adjustments in existing equity-linked securities. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results.

Our ability to obtain necessary financing in the future may be impaired by such factors as the capital markets, both generally and specifically in the water management industry, and the fact that we are a relatively new enterprise without a proven operating history.

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

Hydraulic fracturing is a commonly used process that involves using water, sand and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. Federal and state legislation and regulatory initiatives relating to hydraulic fracturing are expected to result in increased costs and additional operating restrictions for oil and gas explorers and producers. Congress is currently considering legislation to amend the Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Sponsors of two companion bills, which are currently pending in the House Energy and Commerce Committee and the Senate Committee on Environment and Public Works Committee have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, this legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens for oil and natural gas operators. Several states are also considering implementing, or in some instances, have implemented, new laws or regulations pertaining to hydraulic fracturing, including the disclosure of chemicals used in connection therewith. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process would make it more difficult and more expensive to complete new wells in the unconventional shale resource formations and increase costs of compliance and doing business for oil and natural gas operators. As a result of such increased costs, the pace of oil and gas activity could be slowed, resulting in less need for water management solutions. Our results of operations could be negatively affected.

Our water management operations are subject to other federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of produced-water and other materials. For example, our water management business segment is expected to include disposal into injection wells that could pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage, personal injuries and natural resource damage. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of orders to assess and clean up contamination.

Failure to comply with these laws and regulations could result in the assessment of administrative, civil or criminal penalties, imposition of assessment, cleanup, natural resource loss and site restoration costs and liens, revocation of permits, and, to a lesser extent, orders to limit or cease certain operations. In addition, certain environmental laws impose strict and/or joint and several liability, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions regardless of fault and irrespective of when the acts occurred.

Demand for our water management services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in commodity prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

A portion of the demand for our water management services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our results of operations and cash flows.

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

The Energy Policy Act of 2005 amended the Underground Injection Control (UIC) provisions of the Safe Drinking Water Act to exclude hydraulic fracturing from the definition of “underground injection” and associated permitting requirements under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the Safe Drinking Water Act to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require reporting and disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress or at the state level or local level. Scrutiny of hydraulic fracturing activities continues in other ways, with the U.S. Environmental Protection Agency, or the EPA, having commenced a study of the potential environmental impacts of hydraulic fracturing. In 2010, a committee of the U.S. House of Representatives undertook investigations into hydraulic fracturing practices, including requesting information from various field services companies. The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing and has resulted in delays of well permits in some areas.

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

Competitors in the market place may hinder our ability to compete.

We face competition in our water management business from several other water management companies, some of which are much larger enterprises than us. As a result, our ability to effectively enter into additional water management arrangements could be hindered by competition.

Some oil and gas producers have their own water management services, which could limit the demand for our services.

Our water management business is predicated on providing water management solutions to oil and gas producers. Some of the larger oil and gas producers have their own water management solutions and some have even implemented their own injection well sites to dispose of the waste water produced from their own oil and gas drilling activities. With access to their own water management solutions, larger oil and gas producers will have less need for the water management solutions that we provide. A lower demand for our services will adversely affect our financial position and ability to continue as an ongoing concern.

We may be subject to product liability claims for which we do not have adequate insurance coverage. If we were required to pay a substantial product liability claim, our business and financial condition would be materially adversely affected.

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury or destruction of property. Such claims may include, among others, that our products introduce other contaminants into the water. Product liability claims relating to defective products could have a material adverse effect on our business and financial condition.

We must meet evolving customer requirements for water treatment and invest in the development of our water treatment technologies. If we fail to do this, our business and operating results will be adversely affected.

We need to continually evaluate our technology and product offerings to remain competitive in our markets, in particular, the treatment of water used in the hydraulic fracturing process. If we are unable to develop or enhance our systems and services when necessary, whether through internal development or acquisition, to satisfy evolving customer demands, our business, operating results, financial condition and prospects will be harmed significantly.

Adverse weather conditions, natural disasters, droughts, climate change, and other adverse natural conditions can impose significant costs and losses on our business.

Our ability to provide water management operations is subject to the availability of water, which is vulnerable to adverse weather conditions, including extended droughts and temperature extremes, which are quite common, in our operating regions, but difficult to predict and may be influenced by global climate change. This risk is particularly true with respect to regions where oil and gas operations are significant. In extreme cases, entire operations may be unable to continue without substantial water reserves. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Salt water injection wells potentially may create earthquakes if near faults. In December 2011, the state of Ohio shut down a disposal site because it was determined that the disposal facility was completed into a previously unknown fault line and may have been a contributing factor in creating low energy earthquakes. We are not currently insured for earthquake coverage in Ohio, but we are evaluating options for business interruption insurance that may provide coverage for a disposal well being shut-in by a geological event.

We may be subject to risks arising from our continued ownership of our idle biomass facility in Imperial County, California.

We own an idle biomass power plant located in Imperial County, California, which we refer to as the biomass facility. The biomass facility was originally built in 1989 and has not operated since 1994. We do not have the intention of attempting to complete the construction and retrofitting of the biomass facility and have agreed to sell the facility to a third party.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. Under certain circumstances, a landowner may be held liable for hazardous materials brought onto the property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. In addition, we could face environmental liability for violations on or related to the ownership or operation of the biomass facility. If any hazardous materials are found within our operations and are in violation of the law or exceed regulatory action concentrations at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell or cease operations on any subject properties, including the biomass facility, and may apply to hazardous materials present within the properties before we acquired or commenced use of them. If significant losses arise from hazardous substance contamination, our financial viability may be substantially and adversely affected. Moreover, electric utilities and electric power plants such as the biomass facility are subject to environmental laws, rules and regulations that are subject to change. Additional capital expenditures may be required to comply with existing or new environmental laws, rules and regulations. We cannot predict at this time whether any additional legislation or rules will be enacted which will affect the biomass facility, and if such laws or rules are enacted, what the costs to us might be in the future because of such action.

In addition, the cost of owning the biomass facility or its resale value could be negatively impacted by new laws and regulations. Moreover, the biomass facility is located in a seismically active region and is subject to seismic events, including ground shaking, liquefaction and landslides. Our insurance may be inadequate to cover losses resulting from such events.

We have entered a purchase agreement to sell the biomass facility. The sale is expected to close on or before March 15, 2015.

Our failure to timely file certain periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our Form 10-Q for the quarter ended March 31, 2013 within the time frame required by the SEC. Because of this late filing, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business. We generally will be ineligible to file an SEC Form S-3 registration statement until such time as we have timely filed all SEC reports required to be filed during the twelve months preceding the filing. Further, during such period, we will be unable to use our existing shelf registration statement on Form S-3 or conduct “at-the-market”, or ATM, offerings of our equity securities, which ATM offerings we had previously conducted with respect to our common stock and our Series C Preferred Stock prior to our late SEC filing. We may use Form S-1 to register a sale of our securities to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions in an expeditious manner.

Risks Related to the Ownership of Our Series C Preferred Stock and Common Stock

The price of our common stock and Series C Preferred Stock may be volatile.

We expect the price of our common stock and Series C Preferred Stock to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	changing conditions in fuel markets;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of comparable companies;

•	additions or departures of key personnel;

•	future sales of our capital stock;

•	tax and other regulatory developments;

•	our ability to develop water solutions for shale or “unconventional” oil and gas exploration;

•	our ability to develop and complete facilities, and to introduce and market the energy created by such facilities to economically viable production volumes in a timely manner; and

•	other factors discussed in this “Risk Factors” section and elsewhere in this document.

Our directors and officers have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of March 24, 2014, our officers and directors beneficially owned a majority of our common stock in the aggregate. As a result, these stockholders, if they act together, will be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

If we issue additional shares in the future, it will result in dilution to our existing stockholders.

Our certificate of incorporation, as amended, does not permit the holders of our common stock the right to subscribe for additional shares of capital stock upon any issuance or increase thereof. As a result, if we choose to issue additional shares of common stock or securities convertible into common stock, our stockholders may be unable to maintain their pro rata ownership of common stock. The issuance of additional securities will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares or securities convertible into or exercisable for shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders who do not purchase such shares. Further, such issuance may result in a change of control of the Company.

We may issue shares of our capital stock or debt securities to complete a business combination or acquire assets, which would dilute the equity interest of our stockholders and could cause a change in control of our ownership.

Our certificate of incorporation, as amended, authorizes the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 24, 2014, there were 56,203,611 authorized but unissued shares of our common stock and 8,000,000 authorized but unissued shares of our preferred stock.

We may issue a substantial number of additional shares of our common stock or preferred stock or debt securities (which may be convertible into our capital stock), or a combination of common stock, preferred stock and debt securities, to the stockholders of a potential target or in connection with a related simultaneous financing to complete a business combination or asset purchase. The issuance of additional common stock, preferred stock or debt securities may:

•	significantly dilute the equity interest of our current stockholders;

•	subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to holders of our common stock;

•	cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and possibly result in the resignation or removal of some or all of our present officers and directors; and

•	adversely affect prevailing market prices for our common stock.

Similarly, our issuance of additional debt securities could result in the following:

•	default and foreclosure on our assets if our operating revenues after a business combination or asset purchase are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contains covenants that require the maintenance of certain financial ratios or reserves, or change of control provisions, and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to successfully effect a business combination and to be successful afterwards will be dependent upon the efforts of our key personnel and other personnel we hire to manage the acquired business and whom we would have only a limited ability to evaluate.

Our ability to successfully effect a business combination and successfully integrate the acquired business’s operations with our own will be dependent upon the efforts of our key personnel and other personnel we hire to manage the acquired business. However, we cannot presently ascertain the future role of our key personnel in the target business. Moreover, while we intend to closely scrutinize any individuals we engage in connection with a business combination, our assessment of these individuals may prove to be incorrect. These individuals may be unfamiliar with the requirements of operating as part of a public company which could cause us to have to expend time and resources familiarizing them with such requirements. This process could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may be unable to obtain additional financing, if required, to complete a business combination, asset purchase or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination or asset purchase.

We cannot ascertain the capital requirements for any particular transaction. If the net proceeds of any specific capital raise prove to be insufficient, either because of the size of the business combination or asset purchase, we may be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination or asset purchase, we would be compelled to restructure the transaction or abandon that particular business combination or asset purchase and seek an alternative target. In addition, if we consummate a business combination or asset purchase, we may require additional financing to fund the operations or growth of the target. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our failure to maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Our disclosure controls and procedures and internal controls over financial reporting may not prevent or detect misstatements or fraud. Any controls system, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of such limitations there is a risk that material misstatements or instances of fraud will not be prevented or detected on a timely basis by the financial reporting process. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

In the event we cannot comply with the requirements of the Sarbanes-Oxley Act of 2002 or we acquire a business that is unable to satisfy regulatory requirements relating to internal controls, or if our internal controls over financial reporting are not effective, our business and our stock price could suffer.

As a reporting public company, we are currently subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, such statute also requires an evaluation of any target business acquired by us. Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls, including an evaluation of any target businesses acquired by a company. In the event the internal controls over financial reporting of a target business cannot satisfy the regulatory requirements relating to internal controls or if these internal controls over financial reporting are not effective, we may not be able to complete a business combination with the target business without substantial cost or significant risks to the Company, or our management may be unable to certify as to the effectiveness of the internal controls following the completion of a business combination. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal controls over financial reporting may require the commitment of significant financial and managerial resources or may prevent a business combination with certain target businesses. If we fail to timely complete our evaluation, if our management is unable to certify the effectiveness of the internal controls of the Company or the acquired business, we could be subject to regulatory scrutiny and loss of public confidence, which could have an adverse effect on our business and our stock price.

Our outstanding options, warrants, convertible promissory notes and Series C Preferred Stock may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of outstanding options and warrants or conversion of convertible promissory notes or our Series C Preferred Stock could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised or converted, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our options, warrants, convertible promissory notes and Series C Preferred Stock may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the options, warrants, convertible promissory notes and Series C Preferred Stock could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If, and to the extent, options, warrants, convertible promissory notes or shares of Series C Preferred Stock are exercised or converted, as applicable, you may experience dilution to your holdings.

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

Our certificate of incorporation and bylaws and Delaware law may inhibit a takeover.

In certain circumstances, the fact that corporate devices are in place that will inhibit or discourage takeover attempts could reduce the market value of our common stock. Our certificate of incorporation, as amended, bylaws, as amended, and certain other agreements contain certain provisions that may discourage other persons from attempting to acquire control of us. These provisions include, but are not limited to, the following:

•	staggered terms of service for our board of directors;

•	the authorization of the board of directors to issue shares of undesignated preferred stock in one or more series without the specific approval of the stockholders;

•	the establishment of advance notice requirements for director nominations and actions to be taken at annual meetings; and

•	a provision of our bylaws providing that special meetings of the stockholders may be called by our chairman, our president, or our board of directors, or by our president or secretary at the request in writing of the holders of not less than 30% of all shares issued, outstanding and entitled to vote.

All of these provisions could impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

If we do not continue to meet the listing standards established by the NYSE MKT, our common stock or Series C Preferred Stock may not remain listed for trading.

The NYSE MKT has established certain quantitative and qualitative standards that companies must meet in order to remain listed for trading on these markets. We cannot guarantee that we will be able to maintain all necessary requirements for listing; therefore, we cannot guarantee that our common stock or Series C Preferred Stock will remain listed for trading on the NYSE MKT or other similar markets.

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

Investors should not expect us to redeem the Series C Preferred Stock on the date the Series C Preferred Stock becomes redeemable or on any particular date afterwards.

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

Following a “Change of Ownership or Control” of us by a person, entity or group, we (or the acquiring entity) will have the option to redeem the Series C Preferred Stock, in whole but not in part, within 120 days after the date on which the Change of Ownership or Control has occurred for cash, at $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared), up to the redemption date. However, if we (or the acquiring entity) have not notified the holders of the Series C Preferred Stock before such an event of our intent to redeem the Series C Preferred Stock, the holders of the Series C Preferred Stock have the right to convert their Series C Preferred Stock into shares of our common stock immediately before consummation of the Change of Ownership or Control transaction and to participate in such transaction along with the holders of our common stock. The Series C Preferred Stock is convertible at such time into an amount of common stock equal to the result of dividing the sum of the $25.00 per share liquidation preference plus the amount of any accumulated but unpaid dividends to but not including the date of the Change of Ownership or Control by the value of the consideration paid for each share of common stock in the Change of Ownership or Control; provided that such common stock may not exceed 27.9329 shares of common stock per share of converted Series C Preferred Stock, which 27.9329 amount is subject to pro rata adjustments for any stock splits, subdivisions or combinations, which we refer to in our certificate of designations as the “Share Cap”.

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

Our certificate of incorporation, as amended, currently authorizes us to issue up to 10,000,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors. We may issue other classes of preferred shares that would rank on parity with or senior to the Series C Preferred Stock as to dividend rights or rights upon liquidation, winding up or dissolution. The creation and subsequent issuance of additional classes of preferred shares on parity with or, with the consent of the holders of the Series C Preferred Stock, senior to our Series C Preferred Stock would dilute the interests of the holders of Series C Preferred Stock and any issuance of preferred stock that is senior to the Series C Preferred Stock could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series C Preferred Stock.

You may be required to use other sources of funds to pay income taxes in respect of dividends received, or deemed to be received, on the Series C Preferred Stock in certain circumstances.

If we are required to pay dividends on the Series C Preferred Stock in shares of our common stock or additional shares of Series C Preferred Stock and such shares are not marketable at such time, you will be required to satisfy your income tax liability with respect to such dividends from other sources.

Holders of the Series C Preferred Stock may be unable to use the dividends-received deduction.

Distributions paid to corporate U.S. holders of the Series C Preferred Stock may be eligible for the dividends-received deduction if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. We do not currently have accumulated earnings and profits. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series C Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction. If any distributions on the Series C Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series C Preferred Stock might decline.

Non-U.S. Holders may be subject to U.S. income tax with respect to gain on disposition of their Series C Preferred Stock.

If we are a U.S. real property holding corporation at any time within the five-year period preceding a disposition of Series C Preferred Stock by a non-U.S. holder or the holder’s holding period of the shares disposed of, whichever period is shorter, such non-U.S. holder may be subject to U.S. federal income tax with respect to gain on such disposition. If we are a U.S. real property holding corporation, which we expect we are, so long as the Series C Preferred Stock is regularly traded on an established securities market, a non-U.S. holder will not be subject to U.S. federal income tax on the disposition of the Series C Preferred Stock unless the holder beneficially owns (directly or by attribution) more than 5% of the total fair market value of the Series C Preferred Stock at any time during the five-year period ending either on the date of disposition of such interest or other applicable determination date.

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

We currently have net operating loss carryforwards that may be available to offset future taxable income. However, changes in the ownership of our stock (including certain transactions involving our stock that are outside of our control) could result (or may have already resulted) in an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, which may significantly limit our ability to utilize our net operating loss carryforwards. To the extent an ownership change has occurred or were to occur in the future, it is possible that the limitations imposed on our ability to use pre-ownership change losses could cause a significant net increase in our U.S. federal income tax liability and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

Our Series C Preferred Stock is not generally convertible, and purchasers may not realize a corresponding upside if the price of our common stock increases.

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

Following a “Change of Ownership or Control” of us by a person, entity or group, we (or the acquiring entity) will have the option to redeem the Series C Preferred Stock, in whole but not in part, within 120 days after the date on which the Change of Ownership or Control has occurred for cash, at $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared), up to the redemption date. However, if we (or the acquiring entity) have not notified the holders of the Series C Preferred Stock before such an event of our intent to redeem the Series C Preferred Stock, the holders of the Series C Preferred Stock have the right to convert their Series C Preferred Stock into shares of our common stock immediately before consummation of the Change of Ownership or Control transaction and to participate in such transaction along with the holders of our common stock. The Series C Preferred Stock is convertible at such time into an amount of common stock equal to the result of dividing the sum of the $25.00 per share liquidation preference plus the amount of any accumulated but unpaid dividends to but not including the date of the Change of Ownership or Control by the value of the consideration paid for each share of common stock in the Change of Ownership or Control; provided that such common stock may not exceed 27.9329 shares of common stock per share of converted Series C Preferred Stock, which 27.9329 amount is subject to pro rata adjustments for any stock splits, subdivisions or combinations, which we refer to in our certificate of designations as the “Share Cap”.

Item 2. Properties

Other than the above-discussed assets for our new water resource management initiative, our assets primarily consist of a biomass power plant located in unincorporated Imperial County, California, which we refer to as the biomass facility. The biomass facility was originally built in 1989 and has not operated since 1994. We have entered a purchase agreement to sell the biomass facility. The sale is expected to close on or before March 15, 2015.

We own one office building comprising 10,100 usable square feet of space located in Grapevine, TX for use as our corporate headquarters. Additionally, the Company owns 23.5 acres in Washington County, Ohio, where there exists multiple buildings which serves as a corporate field office.

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

On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, West Virginia for $750 thousand. When the facility is refurbished, it will contain a water recycling station using GreenHunter’s Frac-Cycle™ product line capable of being scaled to 10,000 BBL’s per day of processing. This location will also serve as a barging station with 19,000 BBLs per day of onsite storage.

Item 3. Legal Proceedings

We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the EPA and numerous other federal and state governmental agencies. From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. While we cannot predict the outcome of any proceeding with certainty, we do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which we believe would have a material adverse effect on us or our operations.

ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work previously performed at our Mesquite Lake biomass plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim of approximately $328,000 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

A hearing was held on September 25 and 26, 2013 solely on the issue of whether ABB was a third party beneficiary to the settlement agreement with Crown. The court ruled in favor of GreenHunter Resources, Inc. and decided that ABB was not a third party beneficiary. ABB has notified the Company of its intention to appeal this ruling.

Glen Pasak, Clint Howard and Manuel Rodriquez, Plaintiffs v. GreenHunter Water, LLC and GreenHunter Energy, Inc., Defendants, in the 23rd District Court of Wharton County, Texas, Case No.: 46,749 filed May 16, 2013. This lawsuit has not yet been served on Defendants. Upon information and belief, we believe the lawsuit alleges as follows: On December 31, 2012, Plaintiffs sold their interest in Blackwater and White Top to Defendants. As part of the transaction, Defendants agreed to be responsible for all debts and liabilities of Blackwater and White Top. Plaintiffs agreed to allow Defendants to collect all accounts receivable to Blackwater and White Top as part of the transaction in an amount totaling $2.5 million, having relied on representations made by Defendants. Among the debts and liabilities assumed by Defendants was a $1 million line of credit to First National Bank of Eagle Lake, which debt was personally guaranteed by Plaintiffs. The assumption of this liability was material to the sales transaction and Plaintiffs relied on multiple representations by Defendants that the debt would be assumed completely by Defendants. However, despite these assurances, Defendants have failed to pay or re-finance the debt to First National Bank of Eagle Lake. Further, Defendants have failed to use any of the accounts receivable collected from Blackwater and White Top to retire this debt. The Defendants were served on October 9th, and the Defendants have answered. The defendants have filed a motion to transfer venue to Dallas County, Texas. The case has been ordered to mediation. No mediation date has been set at this time. GreenHunter Resources and GreenHunter Water believe this case has no merit and the Defendants will ultimately prevail on all matters arising under this lawsuit.

GreenHunter Energy, Inc., White Top and Blackwater, Plaintiffs v. Glen T. Pasak and Clint C. Howard, Defendants, in the 101st District Court of Dallas County, Texas, Case No.: DC-13-06478 filed June 12, 2013. Plaintiffs seek injunctive relief against the Defendants to force Defendants to turn over certain assets in Defendant’s possession to Plaintiff. Defendants have delivered the property requested to Plaintiffs. Plaintiffs amended their petition to include causes of action against the Defendants for breach of the equity purchase agreements, statutory fraud, and common fraud. Plaintiff has amended its petition to include injunctive relief for additional property that the Defendants have in their possession. The parties have entered into an agreed upon temporary injunction regarding the property in question. Plaintiffs have filed a motion for summary judgement in this matter.

First National Bank of Eagle Lake, Plaintiff v. White Top Oilfield Construction, LLC, Blackwater Services, LLC and GreenHunter Resources, Inc., Defendants, et al., in the 329th District Court of Wharton County, Texas, Case No.: 46,894 filed July 24, 2013. Plaintiff is demanding payment for two promissory notes in favor of the bank by White Top and two promissory notes in favor of the bank by Blackwater aggregating in the amount of $1,000,000. The Defendants have answered this lawsuit. Defendants have filed a plea in abatement to have the case moved to Dallas County, Texas. Settlement negotiations are ongoing. Plaintiff’s claim has been reduced to approximately $250,000 based on sales of previously foreclosed assets from the Company and other defendants.

PetroChem, Inc. v. GreenHunter Energy, Inc., et al. in the Superior Court for the State of California, County of Imperial, Case No. ECU-05216. PetroChem, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only, not the Plaintiff. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. PetroChem is attempting to enforce payment of its claim of approximately $207,000 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

The PetroChem claim was stayed by the bankruptcy court but PetroChem is attempting to move forward with their claim now by asserting they are third party beneficiary to our Crown settlement agreement. As this claim is similar to the ABB claim above, management believes this case has little or no merit and the Company will ultimately prevail.

Elisema R. Jones and Gregory Joseph Jones v. Blackwater Services and Damien Pacheco. 365th District Court of Dimmitt County, Texas, Cause No. 11-12-11539-DCVAJA. Plaintiff brought suit against defendants for damages caused by an automobile accident with defendant Damien Pacheco, allegedly an employee of Blackwater. The claim is being handled by the insurance carrier and the Company estimates any potential claim will be covered by insurance.

Marcos Eric Ramon and Juan Castillo v .White Top Oilfield Construction and Jennay Marie Hawkins. 293rd District Court of Dimmitt County, Texas, Cause No. 13-07-12036-DCV. Plaintiff brought suit against defendants for damages caused by an automobile accident with defendant Jennay Hawkins, allegedly an employee of White Top. The claim is being handled by the insurance carrier and the Company estimates any potential claim will be covered by insurance.

Bibb Engineers v. GreenHunter Mesquite Lake, LLC and GreenHunter Resources, Inc. US District Court, Western District of Missouri, Case No.: 413-CV1091DW. Filed November 7, 2013. Plaintiffs performed engineering services on the Mesquite Lake Project. GreenHunter Resources executed a guaranty in favor of Bibb for the services in the amount of approximately $495,000, and the matter was settled in February 2014 when both parties entered into a settlement agreement. Defendant has agreed to pay Plaintiff $60 thousand per month until the claim is paid in full.

SPX v. GreenHunter Energy, Inc., et al. in the Superior Court for the State of California, County of Imperial, Case No. ECU-5082. SPX was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. SPX is attempting to enforce payment of its claim of approximately $215,000.

The SPX claim was stayed by the bankruptcy court, but SPX is attempting to move forward with their claim now as the stay has been lifted. Management believes this case has little or no merit and the Company will ultimately prevail.

L & O Transport v. GreenHunter Water, LLC, in the County Court at Law # 2, Tarrant County, Texas, Case No. 2013-007394-2. L & O Transport performed services for GreenHunter Water in the amount of $87,600. Defendant has been served and an answer was filed on January 10, 2014. Defendant has made a Series of payments to Plaintiff, which has greatly reduced the indebtedness to Plaintiff. The Company plans to pay the remanding balance in 2014.

Nueces Farm Center, Inc. v. White Top Oilfield Construction and Glen Pasak in the 94th Judicial District of Nueces County, Texas, Case No. 2013-DCU-5147-C. Plaintiff performed services for White Top in the amount of $54,000. Defendant Glen Pasak guaranteed the debt. Defendant has been served and an answer has been filed. Defendant is investigating this claim.

Jose Torres, et al. v. GreenHunter Resources, Inc. and GreenHunter Water, LLC, in the County Court at Law # 1, Nueces County, Texas, Cause No. 2013-CCU-62314-1. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, was killed in an accident on December 17, 2013 while working inside a tanker truck on the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to its insurance carriers for coverage. The Company has answered the lawsuit and is currently conducting an investigation into this matter. The plaintiffs have voluntarily dismissed the lawsuit with the right to refile the same at a later date.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE MKT under the symbol “GRH.” The following table summarizes the high and low reported sales prices on days in which there were trades of our common stock on the NSYE MKT for each quarterly period for the last two fiscal years. On March 25, 2014, the last reported sale price of our common stock, as reported on the NYSE MKT, was $1.01 per share.

	High	Low	Average Daily Trading Volume (Shares)
2013
First Quarter	$1.96	$1.35	47,628
Second Quarter	$1.57	$0.75	59,805
Third Quarter	$1.75	$0.80	113,081
Fourth Quarter	$1.71	$1.14	112,075
2012
First Quarter	$3.66	$0.81	192,163
Second Quarter	$2.85	$1.40	54,551
Third Quarter	$2.60	$1.80	28,884
Fourth Quarter	$2.35	$1.47	47,044

Our registrar and transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. As of March 25, 2014, there were 568 record holders of our common stock.

We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development and growth of our business activities.

The following table sets forth, for the periods indicated, the actual high and low sales prices of our Series C Preferred Stock (rounded to the nearest penny) as reported by the NYSE MKT:

	High	Low
2013
First Quarter	$20.30	$16.48
Second Quarter	$19.36	$15.60
Third Quarter	$19.20	$16.52
Fourth Quarter	$19.85	$17.83
2012
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$23.35	$20.86
Fourth Quarter	$22.74	$19.30

The following table provides information on our equity plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2007 Board of Directors Approved	4,380,826	$8.06	0
2008 Long-Term Incentive Plan	1,840,333	$2.01	0
2010 Long-Term Incentive Plan	4,427,096	$1.32	0
2013 Long-Term Incentive Plan	1,525,000	$1.18	5,475,000

Item 6. Selected Financial Data

Not required

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements and accompanying notes included herewith. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements.

Overview

It has been our goal to become a leading provider of water management solutions as it relates to the oil and gas industry in the unconventional resource plays where we are active. The Company has acquired or leased acreage in the Marcellus, Utica, Mississippian Lime, Eagle Ford, and Bakken Shale areas located in Appalachia, Oklahoma, South Texas, Eastern Montana and North Dakota, respectively. As of December 31, 2013, we operated commercial water service facilities, including 12 disposal wells, in Appalachia, Oklahoma, and Texas.

We operate a fleet of trucks located in both Appalachia and South Texas that are used to transport fluids to disposal and water treatment sites. Additionally, the Company has acquired or leased various sites along the Ohio River in Appalachia to facilitate the use of barges as a low cost method of hauling fluids. We anticipate initiating barge hauling services in 2014.

In late 2013, the Company decided to sell its disposal wells in South Texas and Oklahoma, all of its equipment in South Texas owned by White Top and Blackwater, and to discontinue operation in both of these areas in order to concentrate our efforts in Appalachia. We believe this area represents our best opportunities for growth and highest margins. We closed on the sale of all of our South Texas wells except one in the first quarter of 2014 and the last one is under contract to sell and is expected to close in April 2014. We expect to close on our Oklahoma fixed assets in the second quarter of 2014. At that point, we intend to cease operating in South Texas and Oklahoma. Additionally, we do not intend to develop or extend the leases we currently have in Montana and North Dakota.

We have deployed several modular above-ground temporary water storage systems in the Marcellus Shale and have installed and operated an onsite semi-portable water treatment facility in the Appalachian Region. We have designed and engineered and are currently marketing this proprietary next-generation large format modular above-ground water storage system. We have also deployed a proprietary tracking system that provides cradle-to-grave manifest tracking of oilfield water waste streams, and we are evaluating a license for new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse. As part of our strategy of focusing our growth in the Appalachia Region, we expect to add more new disposal wells in early 2014, including constructing pipelines to transport produced liquids, which will lower the cost associated with transporting liquids as well as increase the related profit margins.

We believe that our ability to successfully compete in the clean water industry depends on many factors, including the location and low cost construction of our planned facilities, execution of our acquisition strategy, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate capital, proper and meaningful governmental support which may include tax incentives and credit enhancements, and recruitment and retention of experienced management and qualified field personnel.

Current Plan of Operations and Ability to Operate as a Going Concern

As of December 31, 2013, we had a working capital deficit of $9.7 million, of which pending legal issues related to earlier construction activities at our Mesquite Lake Biomass Plant of $1.2 million are non-recourse to the parent company, GreenHunter Resources, Inc.

        Although we are generating increasingly significant revenues from our water management activities, we have continued to experience losses from our ongoing operations (but at a significantly reduced level), which raises doubt about our ability to continue as a going concern. Additionally, we were not in compliance with certain existing covenants contained in certain secured debt agreements as of December 31, 2013; however, waivers were obtained from the specific lenders for December 31, 2013. Although we have obtained waivers for the events of default resulting from the non-compliance with certain financial covenants, the lenders under the affected secured debt arrangements retain rights to call that debt in the event we are unable to attain compliance with the required ratios in future periods. While we do not believe that it is probable that we will be out of compliance with the requirements of the affected agreements once the waivers elapse, compliance is dependent upon improvements in the results of our operations. We believe that we can continue to improve the results of our operations, considering our renewed focus on our Appalachian operations and abandonment of our South Texas and Oklahoma operations as discussed elsewhere in this Form 10-K, there can be no assurance that we can attain such improvements. In the event that we are unable to meet the requirements of our secured debt arrangements, we will be required to either a) seek refinancing of those loans; b) repay amounts outstanding under the agreements via new financing or sales of existing assets or operations; or c) a combination of the two. Considering our current financial position, we may be forced to accept terms of refinancing or sales that would be less favorable than those available to other entities.

In late 2013, Management decided to focus on expanding our operations in the Appalachia Region. As part of this strategy, we intend to sell our fixed assets in South Texas and Oklahoma. These assets are classified as held for sale as of December 31, 2013. Negotiations related to the sale of these assets were ongoing at December 31, 2013 and agreements to sell a majority of these assets were subsequently consummated in the first quarter of 2014. We expect to generate significant cash from these sales. We intend to use this additional capital to help in resolving our deficit in working capital and to provide the capital needed to fund additional projects that are a part of our overall business plan to grow our business in Appalachia.

On January 28, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in Karnes County, Texas for aggregate consideration of approximately $3.9 million pursuant to an Asset Purchase Agreement with Sable Environmental SWD 5, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.9 million with an interest rate of 10% per annum and maturity date of January 31, 2016.

On March 26, 2014, GreenHunter Water entered into an agreement to sell a saltwater disposal well and associated equipment located in Frio County, Texas to Sable Environmental SWD 7, LLC pursuant to an Asset Purchase Agreement for a purchase price of $4.75 million that included a $500 thousand non-refundable deposit. As a part of this Agreement, the purchaser has agreed to pay off the $2.9 million promissory note, in full, that was issued on January 28, 2014, when the first well in Karnes County, Texas was sold to the same purchaser. We expect to close on the sale of this well and receive payment for the purchase price of the well and the payoff of the note in April 2014.

On March 26, 2014, GreenHunter Water closed the sale of a saltwater disposal well and associated equipment and certain real property located in DeWitt County, Texas for aggregate consideration of approximately $3.4 million pursuant to an Asset Purchase Agreement with Clear Water Resources Partners, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.4 million with an interest rate of 10% per annum and maturity date of March 26, 2016.

We are also negotiating the sale of our three Oklahoma wells to a single buyer and expect to sell these wells for their approximate book value. We also expect this sale to close in the second quarter of 2014.

In December 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the biomass project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and will continue to pay $50 thousand per month for a year or until deciding to purchase the property. The monthly payments, as well as the initial $25 thousand fee, are non-refundable and can be used at our discretion, but will be applied to the purchase price if it is ultimately consummated.

In the fourth quarter of 2013, the Company closed on several private placements of unsecured debt totaling $1.5 million for the purpose of building MAG Tanks™. The Company had two manufacturing facilities building MAG Panel™ inventory at December 31, 2013. We expect sales and rentals of MAG Tanks™ to increase our operating cash flows in 2014. Furthermore, we raised approximately $1.1 million of additional unsecured debt in the first quarter of 2014 to enable us to continue to produce MAG Tank™ inventory.

During the year ended December 31, 2013, the Company borrowed an additional $1.5 million under a promissory note due to the Company’s Chairman and Interim Chief Executive Officer. As of December 31, 2013, there is $500 thousand available under this facility. The letter of guarantee associated with this note has been extended through December 31, 2014.

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds for some of our growth projects in Appalachia from the following:

•	Revenue generated from our water management activities

•	The expected sale of our assets classified as held for sale at December 31, 2013

•	The sale of our Mesquite Lake property

•	The proceeds from unsecured credit facilities (such as those related to our MAG Panel™ production)

•	Letter of credit guarantee from our Chairman

Our ability to fund all of our planned capital expenditures is largely dependent on the Company’s ability to secure additional capital. Management believes that the steps we have taken to improve our working capital position will enhance the process of seeking additional capital through a number of different alternative sources, and particularly with respect to procuring working capital sufficient for the development of our water management projects in order that we can generate positive cash flow. We continue to pursue numerous opportunities in the water resource management business as it specifically relates to the oil and gas industry in the unconventional resource plays in the Appalachian Region.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012:

The following table summarizes results from continuing operations for the years ended December 31, 2013 and 2012:

	2013	2012	Change	% Change
Revenues:
Water Disposal Revenue	11,595,059	8,723,244	2,871,815	33%
Transportation Revenue	9,564,522	6,722,055	2,842,467	42%
MAG Tank Revenue	1,854,750	—	1,854,750	0%
Storage Related and Other	2,723,126	1,492,673	1,230,453	82%

Total Revenue	25,737,457	16,937,972	8,799,485	52%

Cost of Goods and Services Provided	18,725,258	9,421,990	9,303,268	99%

Margin (1)	7,012,199	7,515,982	(503,783)	-7%

Selling, General, and Administrative	7,744,912	5,633,042	2,111,870	37%
Stock Based Compensation Expense	1,142,066	4,367,604	(3,225,538)	-74%
Depreciation and Accretion Expense	2,884,286	1,741,737	1,142,549	66%
Impairment of Assets (including Goodwill)	—	15,873,013	(15,873,013)	-100%

Operating Loss	(4,759,065)	(20,099,414)	15,340,349	-76%

(1)	Margin is defined as revenues less cost of goods and services provided and excludes depreciation and accretion, impairment, selling, general and administrative and stock compensation expense costs.

Total Revenues

The increase in disposal revenue related to continuing operations was mainly due to an increase in capacity and volumes. We operated seven disposal wells in Appalachia and one in South Texas during 2012 for various parts of the year. None were in operation for all of 2012. All of these wells operated for all of 2013 except one that was sold in June of 2013. In addition to those wells, we added one SWD well during 2013 that increased our capacity.

The increase in transportation revenue was due to two factors. Our Appalachia trucking fleet increased from an average of 19 trucks during 2012 to an average of 29 trucks for 2013, which enabled us to haul more fluids. Additionally, we had customer demands for hauling services beyond our capacity, so we hired third-party trucking companies to provide those services, which we subsequently billed to our customers.

We recorded our first MAG Tank™ revenue when we sold our first MAG Tank™ in 2013.

Our other revenue increased mainly due to a large remediation contract we obtained early in 2013 and an increase in skim oil sales of approximately $819 thousand at year-end over calendar year 2012. Skim oil, a by-product of the disposal process, is oil that was mixed with the water that is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and sold.

Operating Costs

Our operating costs related to continuing operations increased due to the overall increase in the activity of our business. However, operating costs increased at a faster rate than revenue when comparing 2013 to 2012. This was due to several reasons, but the largest factor was our use of third-party trucking which is less profitable for us, in order to meet a significant portion of our customers’ requirements in 2013. Due to the competitiveness of the oilfield environment, we were not able to generate adequate revenues to cover all of these transportation costs. We are looking at ways to cause our trucking operation to be more efficient as well as developing alternative methods of transporting fluids, including the use of barging and pipelines.

Depreciation Expense

Depreciation expense increased due to assets that were in service for the full year of 2013 versus only part of 2012, as well as due to the depreciation for assets added during 2013.

Impairment of Asset Value and Impairment of Goodwill

We recorded an expense for impairment of asset value on our Mesquite Lake Biomass Project during the year ended December 31, 2012. The Company determined that it had insufficient time, resources and desire to develop the Mesquite Lake Biomass Project so that power could be delivered into the power purchase agreement it had secured as the revenue stream for the project before it expired on March 31, 2013. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012.

There was no significant impairment related to the assets used in our continuing operations for 2013.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $7.7 million and $5.6 million during the year ended December 31, 2013 and 2012, respectively. This increase is due to expansion of our business activities. We believe our SG&A costs will be stable in 2014 but may grow if we see significant growth in our business.

The following is a schedule of our selling, general and administrative expense for the years ended December 31,:

	2013	2012	Variance
Total personnel and related costs	$3,882,759	$3,091,576	$791,183
Total office and related costs	1,641,042	886,907	754,135
Total travel, selling and marketing	652,868	492,398	160,470
Total professional fees	1,280,094	956,857	323,237
Total taxes and permits	288,149	205,304	82,845

Total	$7,744,912	$5,633,042	$2,111,870

Stock Based Compensation

This decrease in stock based compensation in 2013 versus 2012 is mainly due to direct stock grants of $2.2 million given in lieu of compensation during 2012 versus $138 thousand in 2013. An additional decrease in option expense is due to the lower stock prices for more recent stock grants in contrast to the higher prices in earlier years. We expect stock based compensation expense to increase in future periods as we continue to expand our water management business.

Operating Income/Loss

The decrease in operating loss is entirely due to the impairment in asset value; otherwise, the operating loss would have increased due to the increases in the various other expense categories as explained in the previous comments and analysis.

Other Income and Expense

Total other income was $2.3 million for the year ended December 31, 2013 as compared to an expense of $324 thousand for the year ended December 31, 2012. The components of the total other income/expense include the following: 1) Interest expense was approximately $1 million in 2013 compared to approximately $973 thousand for 2012. We expect our interest expense will continue to increase as we add overall indebtedness to fund our future expansion activities. 2) The gain on convertible securities (which was $0 in 2013 and $24 thousand in 2012) did not continue as the securities causing this item have been converted or expired. 3) The gain on the sale of assets was $2.2 million in 2013 versus $3 thousand in 2012. 4) Gain on settlement of payables was $952 thousand and $403 thousand for 2013 and 2012, respectively. 5) Gain on extinguishment of debt was $0 for 2013, as compared to $205 thousand in 2012. 6) Other income was $144 thousand and $15 thousand for 2013 and 2012, respectively.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of December 31, 2013, we had cash and cash equivalents of approximately $1.3 million and a working capital deficit of $9.7 million as compared to cash and cash equivalents of $1.8 million and a working capital deficit of $11.1 million as of December 31, 2012. These decreases in cash and in the working capital deficit were due to the activities described below.

Operating Activities

During 2013 and 2012, operating activities used $1.4 million and $1.5 million, respectively. We expect cash flows from operating activities for the next twelve months will be sufficient to meet our operating needs.

Investing Activities

During the year ended December 31, 2013, we used approximately $5.3 million in cash for investing activities. This was comprised of $11.0 million of cash invested mostly in new disposal wells and transport trucks that went into service during 2013 offset by $5.7 million in proceeds from the sale of assets during 2013. $5.3 million of these proceeds was related to the sale of a South Texas disposal well in June of 2013.

During the year ended December 31, 2012, we used approximately $14.0 million in cash in investing activities, principally for the acquisition of Hunter Disposal of approximately $909 thousand, Blue Water of approximately $1.9 million, Eagle Ford Hunter Water Joint Venture of $1.2 million, Virco of $258 thousand and White Top and Blackwater of $446 thousand. We also used cash for capital expenditures of approximately $12.2 million for water disposal and handling facilities and equipment. We received $2.9 million from the sale of our Ocotillo wind project in 2012.

Financing Activities

During the year ended December 31, 2013, our financing activities provided $6.2 million compared to $17.2 million in the prior year. The net $6.2 million in financing proceeds were mostly due to $8.3 million, net of costs, from proceeds of equity related transactions, and net borrowings of $2.5 million offset by $4.6 million in preferred stock dividends.

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

Investing Activities and Future Requirements

Capital Expenditures

During 2013, we invested approximately $11.0 million in capital expenditures (which is net of $664 thousand in insurance proceeds), mainly for new disposal wells and transport trucks.

During 2012, we invested approximately $12.2 million in capital expenditures, which primarily comprised of trucks and other equipment by our water management segment.

Forecast

For 2014, we have not adopted a formal corporate capital expenditure budget due to our uncertainty of future capital resources. We have formulated specific project budgets and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.

Water Resource Management

In late 2013, the Company decided that the best use of its resources was to concentrate its future growth on the Appalachian Region. As part of this plan, the Company expects this growth to center around the following:

•	The addition of new disposal wells in the Appalachian Region.

•	The development of its current barge facilities as well as adding additional barging locations which will enable the Company to transport water to disposal sites at prices more competitive than traditional transportation methods. The Company expects this to result in higher profit margins as compared to traditional transportation methods.

•	The construction of pipelines to carry produced water to disposal wells. We expect this lower cost method of transporting water to enhance our ability to attract and retain customers in this market.

•	The addition of transport trucks and trailers to our fleet to reduce our dependence on third party trucking needed to meet the demands of our customers, which we also expect to improve our profit margins.

•	An increase in the sales and rental of our MAG Tanks. We are currently having MAG Tank™ inventory constructed in two manufacturing locations in anticipation of growth in this business activity.

•	The addition of additional water treatment facilities to broaden the use of our Frac Cycle technology.

As part of our focus on the Appalachia Region going forward, the Company expects to sell all of its fixed assets in South Texas and Oklahoma to improve both our working capital deficit and to provide capital necessary for our growth plans in Appalachia.

We have closed the sale of all of our south Texas wells but one in the first quarter of 2014, and the last well is under contract to sell and is expected to close in April 2014. We expect to sell our Oklahoma wells in the second quarter of 2014.

The estimated total net proceeds from assets sold or currently under contract exceed $10.0 million. Management is continuing its discussions with various parties concerning new loans and/or equity necessary to fund its future growth plans in Appalachia.

Critical Accounting Policies and Other

Our significant accounting policies are disclosed in Note 3 of our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Management Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the following:

•	the allocation of purchase price to assets and liabilities acquired,

•	allowance for doubtful accounts receivable,

•	asset retirement obligations,

•	fair value of stock-based compensation,

•	contingent liabilities, and

•	the assessment of assets for impairment.

Revenue Recognition

The majority of the Company’s revenue results from contracts with direct customers for water resource management where revenues are generated upon performance of contracted services, including transportation and disposal of fresh and salt water by Company-owned trucks and/or third-party trucks to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of backflow and produced water originating from oil and gas wells. Revenues are also generated through fees charged for use of the Company’s disposal wells and from the rental of tanks and other equipment.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The carrying value of goodwill at December 31, 2013 was $0, compared to a December 31, 2012 balance of $3.0 million. Goodwill is considered to have an indefinite useful economic life and is not amortized. Instead, authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reportable units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company assesses impairment of its goodwill at least annually as of December 31, or on an interim basis if events or circumstances indicate the fair value of goodwill may have decreased below its carrying value. The Company adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test.

The Company made an acquisition as of December 31, 2012 that resulted in the recognition of goodwill. The carrying value of goodwill at March 31, 2013 was fully impaired due to the elimination of operating segments of White Top and Blackwater.

On May 17, 2013, the Company discontinued certain portions of operations of White Top and Blackwater, resulting in increased uncertainties regarding the timing and nature or a recovery of capital expenditures. Taking these factors into account, the Company reassessed is financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million. In the fourth quarter, the Company made a purchase accounting adjustment for Blackwater of $45.7 thousand. The effect of this adjustment was to reduce our previous recorded loss on the impairment of goodwill related to the Blackwater purchase.

Impairment of Asset Value

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

During 2012, the Company determined that it had insufficient time, resources and a different business plan altogether which prevented the Company from continuing the development of the Mesquite Lake Biomass Project. As a result, management believes the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million, a level three measurement in the fair value valuation hierarchy. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million, including $50 thousand of other current assets and $350 thousand of other non-current assets (net of related accrued liabilities). The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the Mesquite Lake Biomass Project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month and is required to continue the monthly payments for a year or until deciding to ultimately purchase the property. The monthly payments and the initial $25 thousand fee are non-refundable, but will be applied to the purchase if it is consummated.

In May 2013, lightning struck property and equipment located at the Company’s Rhoades salt water disposal well site located in Canadian County, Oklahoma, resulting in an impairment of $1.9 million, which was calculated using estimates to arrive at the fair value of the property and equipment subsequent to the loss. During the third quarter of 2013, the Company received insurance proceeds of $664 thousand due to this loss, which was recorded as a reduction of the impairment, reducing the impairment to $1.2 million.

        On June 30, 2013, the Company wrote off certain assets acquired as part of the White Top and Blackwater acquisition that were repossessed as partial consideration for loans the Company had assumed as part of the White Top and Blackwater acquisition, and on which we subsequently defaulted. Also on June 30, 2013, the Company wrote off certain assets that were not in possession of the Company, for which the Company has taken legal action in an attempt to reacquire the assets. In May of 2013, we discontinued certain portions of operations of White Top and Blackwater. Certain assets related to these discontinued activities were subsequently sold. The write-offs and sale resulted in a loss on sale of assets of approximately $788 thousand. See “Item 3. Legal Proceedings”, for additional information.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of December 31, 2013.

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt (a)	$13,609,611	$5,554,611	$4,135,186	$2,444,682	$1,475,132
Fixed-rate and variable-rate interest payments (a)	1,980,483	732,792	682,295	218,409	346,987
Notes due to related parties	1,582,340	1,582,340	0	0	0
9% Series B Secured Redeemable Debentures (b)	98,100	98,100	0	0	0
Operating leases (c)	1,194,812	617,288	394,607	90,000	92,917

Total Contractual Obligations	$18,465,346	$8,585,131	$5,212,088	$2,753,091	$1,915,036

(a)	See Note 8 – Notes Payable, for further discussion of variable-rate terms of notes.
(b)	Assumes 9% interest over 1 year term due to its classification.
(c)	Represents future minimum lease payments for non-cancelable operating leases for property, equipment and certain office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.

Item 8. Financial Statements and Supplementary Data

See Item  15

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of December 31, 2013. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Disclosure Controls and Procedures and in Internal Control over Financial Reporting

As of December 31, 2012, in our assessment of the effectiveness of disclosure controls and procedures and of internal controls over financial reporting, we identified a material weakness, as follows:

We had a lack of sufficient, qualified personnel to design and manage an effective internal control environment. Due to the lack of sufficient, qualified personnel, we did not have the appropriate level of accounting knowledge, experience and training in GAAP to assess the completeness and accuracy of our accounting matters. In association, we did not maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision and monitoring of accounting operations. Specifically, we did not maintain effective controls to provide reasonable assurance that monthly account reconciliations were reviewed on a timely basis and that monthly and quarterly financial information was prepared and reviewed timely. We also had an insufficient segregation of duties and insufficient controls that would mitigate conflicting roles within the control environment to prevent material misstatements.

This material weakness is discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the fourth quarter of 2013, we completed the implementation of the following remediation steps to address the previous material weakness in our control environment. As a result, we no longer have any material weaknesses in internal controls over our financial reporting:

•	We implemented certain personnel changes, including the hiring of a new Chief Financial Officer, to establish an environment necessary to prevent or detect potential deficiencies in the preparation of our financial statements and controls to support our desired internal control over financial reporting and disclosure controls and procedures. We also hired a new controller who has experience in our industry to monitor these controls. We have expanded and will continue to expand our accounting department to respond to our recent growth. The personnel we have recently added, in combination with the other initiatives explained herein, enabled us to improve the scope and quality of our internal review of accounting matters and financial reporting that resulted in the remediation of this material weakness. In early 2014, the Company hired a new financial reporting manager, which further strengthened our controls over financial reporting.

•	We realigned the responsibilities and accountability in the financial reporting process and implemented additional monitoring and detective controls that enabled us to remediate the material weakness in period-end financial reporting processes. These additional controls and processes include: monthly reconciliation of all balance sheet accounts and a review of those reconciliations by the controller and/or Chief Financial Officer, the review of all entries into our accounting system by our controller and/or Chief Financial Officer to ensure the propriety of accounting entries, the establishment of a financial close timetable and reporting calendar, and the initiation of monthly and quarterly financial reports to management. These controls will be monitored by the Chief Financial Officer to ensure these controls and processes are completed on a timely basis to allow sufficient time for review by management of monthly and quarterly financial statements.

•	As part of our realignment of the responsibilities and accountability in the accounting process, we realigned duties where segregation was needed at the lowest level possible.

The changes described above are changes in our disclosure controls and procedures and our internal control over financial reporting during the most recently completed two fiscal quarters that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures and our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

GreenHunter Energy’s directors and executive officers, including their ages and current positions with us and/or certain additional information, are set forth below.

Name	Age	Positions and Offices Held
Gary C. Evans	56	Chairman and Interim Chief Executive Officer
Roy E. Easley	54	Director
Julie E. Silcock	57	Director
Ronald H. Walker	76	Director
Kirk J. Trosclair	42	Executive Vice President and Chief Operating Officer
Morgan F. Johnston	53	Senior Vice President, General Counsel, and Secretary
Ronald McClung	63	Senior Vice President and Chief Financial Officer

Gary C. Evans — Chairman

Mr. Evans has served as Chairman and Chief Executive Officer of GreenHunter Resources, Inc. since December 2006. From January 1, 2013 to January 15, 2014, Mr. Evans served solely as the Company’s Chairman of the Board, but as of January 14, 2014, he also because the Company’s Interim Chief Executive Officer. Gary C. Evans presently serves as Chairman of the Board and Chief Executive Officer of Magnum Hunter Resources Corporation (NYSE “MHR”), a Houston based oil and gas exploration and production company specializing in unconventional resource plays in North America where he has held that position since May 2009. Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources, Inc., or MHRI, an unrelated NYSE-listed company of similar name, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. He previously served as Chief Executive Officer of GreenHunter from December 2006 through December 2012. Mr. Evans serves as an individual trustee of TEL Offshore Trust, a publicly-listed oil and gas trust, and is a director of Novavax Inc., a NASDAQ-listed clinical-stage vaccine biotechnology company. Mr. Evans was recognized by Ernst & Young LLP as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEO’s. Mr. Evans was recently chosen as the Best CEO in the “Large Company” category by Texas Top Producers in 2013. He additionally won the Deal Maker of the Year Award in 2013 by Finance Monthly. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and speaks regularly at energy industry conferences around the world on the current affairs of the oil and gas business. The Board has concluded that the Company benefits from Mr. Evans’ extensive oil and gas industry expertise, his expertise as a chief executive officer with publicly held energy companies, his industry, investment banking and commercial lending contacts and his vast professional experience.

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

Ronald H. Walker — Director

Ronald H. Walker has been a director of the company since November 1, 2007. Mr. Walker currently serves as the Chairman of the Richard Nixon Foundation. Prior to his retirement in 2001, Mr. Walker was a senior partner with Korn/Ferry International, the world’s largest executive search firm, for over 20 years. At Korn/Ferry, Mr. Walker’s client base included the Fortune 100 companies. Mr. Walker’s extensive record of government services includes Special Assistant to the President of the United States from 1969 to 1972 where he was the founder and first director of the White House Advance Office. In this position, he was responsible for planning and coordinating all Presidential travel both domestic and international. Those visits included all 50 states and 25 countries. He personally directed the preparations for the President’s historic trips to the People’s Republic of China and Russia.

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

Mr. Walker is a distinguished graduate from the University of Arizona with a BA in Government and American History. He also served in the US Army reaching the rank of captain

Kirk J. Trosclair — Executive Vice President and Chief Operating Officer

Mr. Trosclair has served as our Chief Operating Officer since January 2014, and previously served as our Executive Vice President from 2008 to January 2014. Mr. Trosclair served as our Director of Terminal Operations prior to serving as our Executive Vice President. Mr. Trosclair also currently serves as Senior Vice President of Alpha Hunter Drilling, LLC, a subsidiary of Magnum Hunter Resources Corporation, a position which he has held since 2009. Mr. Trosclair has more than 21 years of diversified energy experience, and his background includes drilling and exploration, engineering design, oilfield fluid terminal operations, logistics management, construction, and business development. Mr. Trosclair received his Bachelor of Arts in Petroleum Engineering Technology from Nicholls State University.

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

Ronald McClung — Senior Vice President and Chief Financial Officer

Mr. McClung has served as our Senior Vice President and Chief Financial Officer since September 1, 2013. Mr. McClung, who is a Certified Public Accountant (CPA), brings more than twenty years of both public and private company audit, treasury, risk management, SEC public company reporting, Sarbanes-Oxley compliance, due diligence and acquisition integration experience. Mr. McClung initiated his career as an auditor while at public accounting firms KPMG and Robinson, Burdette, Martin & Cowan, LLP, and as a Corporate Controller while at Key Energy Services, Inc. and as a Chief Financial Officer at Basic Energy Services, Inc. Mr. McClung’s experience includes working in the oilfield service sector with companies that are heavily involved in both salt water disposal and trucking operations associated with this business. Most recently, Mr. McClung has served as Corporate Controller for Patterson-UTI Energy, Inc., a land-based oil and gas well drilling and pressure pumping services company. Mr. McClung earned a Bachelor of Business Administration in Accounting from Texas Tech University where he graduated Summa Cum Laude.

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

The Board has adopted corporate governance guidelines that address significant issues of corporate governance and set forth the procedures by which the Board carries out its responsibilities. Among the areas addressed by the guidelines are director qualifications and responsibilities, Board committee responsibilities, selection and election of directors, director compensation and tenure, director orientation and continuing education, access to management and independent advisors, succession planning and management development, board meetings and board and committee performance evaluations. The Board’s Nominating/Corporate Governance committee is responsible for assessing and periodically reviewing the adequacy of these guidelines.

The guidelines provide that at least a majority of the members of the Board must be independent as required by NYSE MKT corporate governance listing standards. The Board has affirmatively determined that all directors, with the exception of Mr. Gary C. Evans, Chairman and Interim CEO, qualify as independent directors under these standards based on its review of all relevant facts and circumstances.

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

Item 11. Executive Compensation

Summary Compensation Table.

The following table sets forth all compensation for the fiscal years ended 2013 and 2012 awarded to, earned by or paid to executive officers of the Company.

Summary Compensation Table.

Name and Principal Position	Year	Salary ($)		Bonus	Deferred Comp ($)	Stock Awards ($)	Option Awards ($)		All Other Comp($)****	Total ($)
Gary C. Evans — Chairman	2013	300,000		225,000		0	690,000	*****	12,000	1,227,000
	2012	426,561	**	—		103,275	974,905	***	12,000	1,516,741

Jonathan D. Hoopes** — President, COO, and Interim CEO	2013	281,096		175,000		27,250	318,000	*****	12,000	813,346
	2012	294,231		—		19,230	243,726	***	12,000	569,187

David S. Krueger* — VP and CFO	2013	142,160		25,000		0	132,500	*****	8,307	307,967
	2012	436,616	**	—		81,750	97,490	***	5,076	620,939

Ronald McClung* — Sr. VP and CFO	2013	63,086		—		0	195,000	*****	3,696	261,782
	2012	0		—		0	0		0	0

Morgan F. Johnston — Sr. VP, General Counsel and Secretary	2013	200,000		25,000		0	106,000	*****	12,000	343,000
	2012	243,155		—		16,076	97,490	***	9,230	365,951

*	Mr. Krueger was the Company’s Vice President and CFO until August 23, 2013. Mr. McClung was appointed the Company’s Senior Vice President and CFO effective September 1, 2013.
**	Mr. Evans’ compensation for 2012 includes $212,000 of deferred compensation from 2011. Mr. Krueger’s compensation for 2012 includes $140,674 of deferred compensation from 2011. Mr. Evans resigned as our chief executive officer on December 31, 2012, and was reappointed to that position on an interim basis on January 15, 2014 following the resignation of Mr. Hoopes as director, interim chief executive officer, president and chief operating officer effective as of the same date.
***	Mr. Evans received a stock option grant for 1,000,000 shares, vesting upon completion of certain performance criteria at an exercise price of $1.65 on February 13, 2012. Mr. Hoopes received a stock option grant for 250,000 shares, vesting upon completion of certain performance criteria at an exercise price of $1.65 on February 13, 2012. Mr. Krueger received a stock option grant for 100,000 shares, vesting over a three year period at an exercise price of $1.65 on February 13, 2012. Mr. Johnston received a stock option grant for 100,000 shares, vesting over a three year period at an exercise price of $1.65 on February 13, 2012.
****	This column represents the employees’ car allowance for the applicable year.
*****	Mr. Evans received a stock option grant for 1,000,000 shares, vesting over a three year period at an exercise price of $1.15 on June 14, 2013. Mr. Hoopes received a stock option grant for 300,000 shares, vesting over a three year period at an exercise price of $1.74 on February 1, 2013. Mr. Krueger received a stock option grant for 125,000 shares, vesting over a three year period at an exercise price of $1.74 on February 1, 2013. Mr. Johnston received a stock option grant for 100,000 shares, vesting over a three year period at an exercise price of $1.74 on February 1, 2013. Mr. McClung received a stock option grant for 250,000 shares vesting over a three year period at an exercise price of $1.33 on October 15, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following non-incentive stock options were outstanding to the below named executives at December 31, 2013:

Name	Number of shares of common stock underlying unexercised options exercisable	Number of shares of common stock underlying unexercised options unexercisable	Price ($/sh)		Expiration Date
Gary C. Evans, Chairman	352,000	—	18.91		February 13, 2018
	1,000,000	—	1.96		August 26, 2019
	666,666	333,334	0.90		April 6, 2021
	600,000	400,000	1.65		February 13, 2022
	0	1,000,000	1.15		June 14, 2023
Jonathan D. Hoopes, President, COO and Interim CEO***	100,000	0	1.41		December 11, 2019
	266,666	133,334	0.90		April 6, 2021
	100,000	0	1.65		February 13, 2022
	0	300,000	1.74		February 1, 2023
David S. Krueger, Vice President and CFO**	550,000	—	5.00	*	May 5, 2017
	110,000	—	18.91		February 13, 2018
	300,000	—	1.96		August 26, 2019
	66,666	33,334	0.90		April 6, 2021
	33,333	66,667	1.65		February 13, 2022
Ronald McClung, Sr. Vice President and CFO**	0	250,000	1.33		October 15, 2023

Morgan F. Johnston, Sr. Vice President, General Counsel and Secretary	500,000	0	5.00	*	May 5, 2017
	110,000	0	18.91		February 13, 2018
	300,000	0	1.96		August 26, 2019
	100,000	50,000	0.90		April 6, 2021
	33,333	66,667	1.65		February 13, 2022
	0	100,000	1.74		February 1, 2023

*	There was no public market for our common shares on the date of grant of the option. Accordingly, the amounts set out in this column are based upon the fair market value per common share as estimated by us as at the date of grant of the option, which was $5.00.
**	Mr. Krueger was the Company’s Vice President and CFO until August 23, 2013. Mr. McClung was appointed the Company’s Senior Vice President and CFO effective September 1, 2013.
***	Mr. Hoopes resigned as director, interim chief executive officer, president and chief operating officer effective January 15, 2014.

Director Compensation

The following compensation was paid to our independent members of the board of directors for the year ended December 31, 2013:

	Fees Earned or Paid in Cash	Stock Awards**	Option Awards***	Total
Name	($)	($)	($)	($)
Roy E. Easley	0	50,000	0	50,000
Julie E. Silcock*	0	36,528	92,780	129,308
Ronald H. Walker	0	50,000	0	50,000

*	Ms. Silcock was not elected to our board of directors until January 8, 2013.
**	Our board of directors determined not to receive any cash compensation payments with respect to 2013 for acting as a director. However, our directors received restricted stock payments in lieu of their annual retainer payment. Mr. Walker and Mr. Easley received 45,272 shares of restricted common stock, and Ms. Silcock received 36,711 shares of restricted common stock. The number of shares each director received was based on the market price of the stock on the date the retainer was earned.
***	Ms. Silcock received an option grant of 100,000 shares on January 8, 2013. The exercise price for such options is $1.53 per share, and the options vest in three equal tranches over a three year period.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock and Series C Preferred Stock as of March 24, 2014 held by (i) each of our directors and named executive officers; (ii) all directors and executive officers as a group; and (iii) any person (or group) who is known to us to be the beneficial owner of more than 5% of our common stock or Series C Preferred Stock.

The number of shares beneficially owned by each director or executive officer is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 24, 2014, through the exercise of any stock option or other right to purchase, such as a warrant. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. The table that follows is based upon information supplied in a questionnaire completed by each executive officer, director and principal stockholder.

There are no arrangements known to us which may at a subsequent date result in a change-in-control.

Unless otherwise specified in a footnote to the table below, the address of each of the persons set forth is in care of GreenHunter Resources, Inc., 1048 Texan Trail, Grapevine, Texas 76051.

Title of Class (10)	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (9)
Common Stock	Gary C. Evans	19,142,500	(1)	51.8
Common Stock	Roy E. Easley	161,674	(2)		*
Common Stock	Julie E. Silcock	170,044	(3)		*
Common Stock	Ronald H. Walker	335,846	(4)	1.1
Common Stock	Kirk J. Trosclair	328,384	(5)		*
Common Stock	Morgan F. Johnston	1,119,861	(6)	3.2
Common Stock	Ronald McClung	0		—
Common Stock	All officers and directors as a group (7 persons named above)	21,258,309		55.0
Common Stock	West Coast Opportunity Fund, LLC	1,225,250	(7)	3.6
Common Stock	Triad Hunter, LLC	2,726,722	(8)	7.9
Series C Preferred Stock	West Coast Opportunity Fund, LLC	345,000	(7)	17.2

*	Less than 1%.
(1)	Includes 10,167,100 shares held directly by Investment Hunter, LLC, 4,000,000 shares held directly by Evans Equities LP, and 11,800 shares held as custodian for his children. It also includes 250,000 common stock purchase warrants at an exercise price of $1.50, 250,000 common stock purchase warrants at an exercise price of $2.50, 8,888 common stock purchase warrants at an exercise price of $2.25, 352,000 common stock purchase options at an exercise price of $18.91 per share and 1,000,000 common stock purchase options at an exercise price of $1.96, 666,666 common stock purchase options at an exercise price of $.90 and 600,000 common stock purchase options at an exercise price of $1.65. Gary C. Evans is the manager of Investment Hunter, LLC and the general partner of Evans Equities LP and his children are the beneficial owners of each.
(2)	Includes 66,666 common stock purchase options at an exercise price of $1.65 per share.
(3)	Includes 25,000 common stock purchase warrants at an exercise price of $1.50, 25,000 common stock purchase warrants at an exercise price of $2.50, and 33,333 common stock purchase options at an exercise price of $1.53.
(4)	Includes 100,000 common stock purchase options at an exercise price of $10.00 per share and 100,000 common stock purchase options at an exercise price of $1.96 per share.

(5)	Includes 5,000 common stock purchase options at an exercise price of $20.02 per share, 10,000 common stock purchase options at an exercise price of $1.96, 233,333 common stock purchase options at an exercise price of $.90, 10,000 common stock purchase options at an exercise price of $1.65, 61,666 common stock purchase options at an exercise price of $1.74 and 8,888 common stock purchase warrants at an exercise price of $2.25.
(6)	Includes 500,000 common stock purchase options at an exercise price of $5.00 per share, 110,000 common stock purchase options at an exercise price of $18.91 per share, 300,000 common stock purchase options at an exercise price of $1.96 per share, 50,000 common stock purchase options at an exercise price of $.90 per share, 100,000 common stock purchase options at an exercise price of $1.65 per share and 33,333 common stock purchase options at an exercise price of $1.74.
(7)	West Coast Asset Management, Inc. is the sole managing member of West Coast Opportunity Fund, LLC. R. Atticus Lowe, Lance W. Helfert and Paul J. Orfalea are principals of West Coast Asset Management, Inc. and have voting and dispositive authority over the securities of the Company held by West Coast Opportunity Fund, LLC. The address for West Coast Opportunity Fund, LLC is 2151 Alessandro Drive, Suite 1000, Ventura, California 93001.
(8)	Includes 1,846,722 shares of common stock and 880,000 shares of common stock issuable upon the conversion of a promissory note in the original principal amount of $2.2 million ate the option of Triad Hunter, LLC based on a conversion price of $2.50 per share. The address for Triad Hunter, LLC is c/o Magnum Hunter Resources Corporation, 777 Post Oak Blvd., Suite 650, Houston, Texas 77056.
(9)	A total of 33,788,056 shares of GreenHunter Energy’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner below, any options exercisable or securities convertible into common within 60 days have been included in the denominator.
(10)	Our directors and executive officers do not beneficially own Series C Preferred Stock.

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

Transactions with Management and Others

On February 17, 2012, we closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a former wholly-owned subsidiary of Triad Hunter LLC. Triad Hunter LLC, is a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by the audit committee or an independent special committee for each party.

In the fourth quarter of 2013, the Company closed on the private placement of approximately $1.5 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 134,211 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. 17,776 of these warrants were issued to officers of the Company in association with $200 thousand of the notes. The net proceeds of the placement are intended to fund MAG Panel™ inventory.

On December 12, 2013, the Company issued 107,142 warrants with an exercise price of $0.01 to the Company’s Chairman. The warrants expire five years from the date of issue and are associated with a loan from the Chairman to the Company of $1.5 million. The Company entered into a promissory note with the Chairman for the loan which has an interest rate of 13% and a maturity date of March 1, 2014. The maturity date can be extended by the Company for 30 days with notification.

Item 14. Principal Accounting Fees and Services

	For the Year Ended December 31,
	2013	2012
Audit(a)	$462,830	$393,600
Audit related fees(b)	—	58,955
Tax preparation fees	—	—
All other fees	—	—

TOTAL	$462,830	$452,555

(a)	Includes fees paid to Hein & Associates LLP for our annual audit and quarterly reviews and services in connection with our filing of registration statements.
(b)	Includes fees paid to Hein & Associates LLP for audit services related to acquisitions.

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

Item 15. Exhibits and Financial Statement Schedules

(a) Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GreenHunter Resources, Inc.

We have audited the accompanying consolidated balance sheets of GreenHunter Resources, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHunter Resources, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas
March 31, 2014

GREENHUNTER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,302,857	$1,765,642
Accounts receivable, net of allowance of $380,280 in both years	6,907,111	4,226,244
Related party accounts receivable, no allowance considered necessary	906,701	2,146,839
MAG Tank™ Inventory	82,300	—
Prepaid expenses and other current assets	1,708,705	318,807

Total current assets	10,907,674	8,457,532
FIXED ASSETS:
Land and improvements	1,549,059	1,596,232
Buildings	2,517,869	2,584,201
Water facilities, equipment, and other fixed assets	23,147,978	37,628,192
Biomass project, net of impairment of $15,873,013	1,975,000	2,000,000
Accumulated depreciation	(4,721,312)	(2,398,394)
Assets held for sale	12,523,754	—

Net fixed assets	36,992,348	41,410,231
OTHER ASSETS:
Goodwill	—	2,976,527
Other non-current assets	125,778	10,936

Total assets	$48,025,800	$52,855,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$7,056,725	$4,053,749
Accounts payable and accrued liabilities	11,456,243	11,169,896
Accounts payable to a related party	133,517	1,738,387
Accounts payable related to biomass project, $1,183,698 non-recourse	1,678,434	2,477,828
Deferred revenue – related party	—	65,925
Asset retirement obligation—current	—	100,100
Liabilities associated with assets held for sale	270,326	—

Total current liabilities	20,595,245	19,605,885
NON-CURRENT LIABILITIES:
Notes payable, less current portion	7,987,848	9,317,003
Asset retirement obligation	797,786	822,286
Liabilities associated with assets held for sale	288,514	—

Total liabilities	29,669,393	29,745,174
COMMITMENTS AND CONTINGENCIES (Notes 1 and 13)
STOCKHOLDERS’ EQUITY:
Series C Preferred Stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 2,000,000 and 1,561,144 issued and outstanding and liquidation preference of $50,000,000 and $39,028,600, at Dec. 31, 2013 and 2012, respectively	40,387,706	32,825,967
Common stock, $.001 par value, 90,000,000 shares authorized, 33,796,389 issued and 33,788,055 outstanding at December 31, 2013 and 33,120,483 issued and 33,120,482 outstanding at December 31, 2012	33,796	33,120
Additional paid-in capital	118,809,722	116,832,776
Accumulated deficit	(140,865,668)	(126,355,883)
Treasury stock, at cost, 8,334 and 1 share(s), respectively	(9,149)	(15)
Unearned common stock in KSOP, at cost, -0- and 15,200 shares, respectively	—	(225,913)

Total stockholders’ equity	18,356,407	23,110,052

Total liabilities and stockholders’ equity	$48,025,800	$52,855,226

See accompanying notes to consolidated financial statements

GREENHUNTER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012
REVENUES:
Water disposal revenue	$11,595,059	$8,723,244
Transportation revenue	9,564,522	6,722,055
MAG Tank™ revenue	1,854,750	—
Storage rental revenue and other	2,723,126	1,492,673

Total revenues	25,737,457	16,937,972

OPERATING COSTS AND EXPENSES:
Cost of goods and services provided	18,725,258	9,421,990
Depreciation and accretion expense	2,884,286	1,741,737
Impairment of asset value, biomass project	—	15,873,013
Stock based compensation	1,142,066	4,367,604
Selling, general and administrative	7,744,912	5,633,042

Total costs and expenses	30,496,522	37,037,386

OPERATING LOSS	(4,759,065)	(20,099,414)
OTHER INCOME (EXPENSE):
Interest and other income	143,955	15,317
Interest, amortization and other expense	(1,011,547)	(973,262)
Gain on sale of assets	2,205,047	3,000
Gain on settlements of payables	951,507	403,011
Gain on debt extinguishment	—	204,501
Unrealized gain (loss) on convertible securities	—	23,857

Total other income / expense	2,288,962	(323,576)

Net loss before taxes	(2,470,103)	(20,422,990)
Income tax expense	7,000	5,000

Loss from continuing operations (Note 4)	(2,477,103)	(20,427,990)
Income (loss) from discontinued operations	(7,445,397)	2,835,821

Net Loss	(9,922,500)	(17,592,169)
Preferred stock dividends	(4,587,285)	(1,926,723)
Gain on Series A Preferred Stock conversion	—	923,565
Deemed dividend on Series B Preferred Stock conversion	—	(2,573,025)

Net loss to common stockholders	$(14,509,785)	$(21,168,352)

Weighted average shares outstanding, basic and diluted	33,567,431	29,082,343

Net loss per share from continuing operations, basic & diluted	$(0.21)	$(0.83)

Net earnings (loss) per share from discontinued operations, basic & diluted	$(0.22)	$0.10

Net loss per share, basic & diluted	$(0.43)	$(0.73)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2012 TO DECEMBER 31, 2013

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Unearned Shares in KSOP	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2012	$7,934,055	$9,802,000	$—	$26,178	$94,677,525	$(105,187,531)	$(208,983)	$(225,913)	$6,817,331

Transfer accumulated preferred dividends to stated	690,945	—	—	—	—	—	—	—	690,945

Convert Series A Preferred to Series C Preferred and gain on conversion	(8,625,000)	—	7,701,435	—	—	923,565	—	—	—

Share based payments	—	—	—	1,328	4,157,308	—	208,968	—	4,367,604
Issued shares of Series C Preferred Stock and common stock in Hunter Disposal acquisition	—	—	2,200,000	1,847	3,303,786	—	—	—	5,505,633
Issued shares of common stock upon exercise of warrants	—	—	—	70	104,930	—	—	—	105,000
Dividends on preferred stock	—	—	—	—	—	(1,926,723)	—	—	(1,926,723)
Issued shares of Series C Preferred Stock in Virco acquisition	—	—	1,970,209	—	—	—	—	—	1,970,209
Issued shares of Series C Preferred Stock and common stock in Blue Water acquisition	—	—	500,000	248	512,855	—	—	—	1,013,103
Issued shares of Series C Preferred Stock and common stock for joint venture agreement	—	—	400,000	242	465,302	—	—	—	865,544
Issued shares of Series C Preferred Stock and common stock in White Top Black Water acquisition	—	—	787,200	590	954,655	—	—	—	1,742,445
Issued shares of Series C Preferred Stock and common stock for cash	—	—	13,657,774	167	283,840	—	—	—	13,941,781
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	—	—	5,609,349	—	—	—	—	—	5,609,349

Convert Series B Preferred Stock to common stock	—	(9,802,000)	—	2,450	12,372,575	(2,573,025)	—	—	—

Net Loss	—	—	—	—	—	(17,592,169)	—	—	(17,592,169)

BALANCE, DECEMBER 31, 2012	$—	$—	$32,825,967	$33,120	$116,832,776	$(126,355,883)	$(15)	$(225,913)	$23,110,052
Dividends on preferred stock	—	—	—	—	—	(4,587,285)	—	—	(4,587,285)

Net Proceeds from issuance of equity securities	—	—	7,561,739	372	860,414	—	—	—	8,422,525

Proceeds from exercise of equity securities	—	—	—	113	115,637	—	—	—	115,750
Share based compensation	—	—	—	117	1,141,950	—	—	—	1,142,067
Purchase of Treasury Stock	—	—	—	—	—	—	(9,134)	—	(9,134)
Issued shares for KSOP	—	—	—	74	84,858	—	—	—	84,932
Allocation of unearned shares in KSOP	—	—	—	—	(225,913)	—	—	225,913	—
Net loss	—	—	—	—	—	(9,922,500)	—	—	(9,922,500)

BALANCE, DECEMBER 31, 2013	$—	$—	$40,387,706	$33,796	$118,809,722	$(140,865,668)	$(9,149)	$—	$18,356,407

See accompanying notes to consolidated financial statements

GREENHUNTER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,922,500)	$(17,592,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	4,096,062	1,870,809
Impairment of biomass project	—	15,873,013
Impairment of asset value less insurance proceeds	1,280,444	—
Goodwill impairment	2,753,362	—
Gain on asset sale	(1,311,102)	(2,939,500)
Non-cash stock-based compensation	1,142,066	4,367,604
Amortization of deferred financing costs	—	262,304
Amortization of debt discount	37,370	—
Unrealized gain loss from change in fair value of convertible securities	—	(23,857)
Gain on settlements of payables	(951,507)	(403,011)
Gain on extinguishment of debt	—	(204,501)
Changes in operating assets and liabilities:
Accounts receivable	(2,841,417)	(732,722)
Related party accounts receivable	1,240,138	269,439
Inventory	(82,300)	—
Prepaid expenses and other current assets	(1,504,739)	(139,689)
Accounts payable and accrued liabilities	6,271,354	(2,100,180)
Related party accounts payable	(1,604,870)	—

Net cash used in operating activities	(1,397,639)	(1,492,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,956,214)	(12,209,304)
Cash paid in acquisitions, net of cash received of $1.3 million in 2012	—	(4,712,094)
Proceeds from sale of assets	5,681,671	2,939,500

Net cash used in investing activities	(5,274,543)	(13,981,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	8,201,148	14,998,516
Commissions and fees paid on stock issuances	—	(1,056,735)
Proceeds from exercise of warrants and options	115,750	105,000
Proceeds from notes payable	6,573,291	7,999,536
Payment of notes payable	(4,084,373)	(3,478,882)
Preferred stock dividend paid	(4,587,285)	(1,404,239)
Purchase of treasury stock	(9,134)	—
Payment of deferred financing costs	—	(8,019)

Net cash provided by financing activities	6,209,397	17,155,177

CHANGE IN CASH	(462,785)	1,680,819
CASH, beginning of period	1,765,642	84,823

CASH, end of period	$1,302,857	$1,765,642

Cash paid for interest	$911,464	$657,858

NON-CASH TRANSACTIONS:
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	$—	$5,609,349
Transfer accumulated preferred dividends to stated value	$—	$690,945
Issued shares of common stock upon conversion of Series B Preferred Stock	$—	$9,802,000
Issued shares of Series C Preferred Stock upon exchange of Series A Preferred Stock	$—	$7,701,435
Deemed dividend on conversion of Series B Preferred Stock to common stock	$—	$2,573,025
Issued shares of common stock as commission for sale of purchased stock	$174,969	$—
Issued warrants in connection with sale of preferred stock	$345,799	$—
Issued shares for KSOP	$84,932	$—
Capital expenditures in accounts payable	$740,287	$6,583,851
Capital additions from acquisitions	$—	$18,886,787
Issued shares of common stock for acquisition	$—	$5,239,524
Issued shares of Series C Preferred Stock for acquisition	$—	$5,857,409

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF OUR BUSINESS

GreenHunter Resources, Inc. (“GreenHunter”), through its wholly-owned subsidiaries, operates assets involved in clean water business as it relates to the oil and gas industry in the unconventional oil and natural gas resource plays.

Through our wholly-owned subsidiary GreenHunter Water, we provide Total Water Management Solutions™ in the oilfield. The Company’s approach to water management includes fixed-facility and mobile water treatment systems (Frac-Cycle ®), an expanding portfolio of UIC Class II Salt Water Disposal wells with advanced hauling and fresh water logistics services, a next-generation modular above-ground storage tank system (MAG Tank™), and compliance tracking technologies (RAMCAT™) that allow producers to reduce costs while they account for their fluids from cradle-to-grave and adhere to emerging regulations.

Current Plan of Operations and Ability to Operate as a Going Concern

As of December 31, 2013, we had a working capital deficit of $9.7 million of which pending legal issues related to earlier construction activities at our Mesquite Lake Biomass Plant of $1.2 million are non-recourse to the parent company, GreenHunter Resources, Inc. Although we are generating increasingly significant revenues from our water management activities, we have continued to experience losses from our ongoing operations (but at a significantly reduced level), which raises doubt about our ability to continue as a going concern. Additionally, we were not in compliance with certain existing covenants contained in certain secured debt agreements as of December 31, 2013; however, waivers were obtained from the specific lenders for December 31, 2013.

In late 2013, Management decided to focus on expanding our operations in the Appalachia Region. As part of this strategy, we committed to a plan to sell our fixed assets in South Texas and Oklahoma. These assets are classified as held for sale as of December 31, 2013. Negotiations related to the sale of these assets were ongoing at December 31, 2013. We expect to generate significant cash from these sales. We intend to use this additional capital to assist in resolving our deficit in working capital and to provide the growth capital needed to fund additional projects that are a part of our overall business plan to grow our business in Appalachia.

On January 28, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in Karnes County, Texas for aggregate consideration of approximately $3.9 million pursuant to an Asset Purchase Agreement with Sable Environmental SWD 5, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.9 million with an interest rate of 10% per annum and maturity date of January 31, 2016.

On March 11, 2014, GreenHunter Water entered into an agreement to sell a saltwater disposal well and associated equipment located in Frio County, Texas to Sable Environmental SWD 7, LLC pursuant to an Asset Purchase Agreement for a purchase price of $4.6 million that included a $500 thousand non-refundable deposit. As a part of this Agreement, the purchaser has agreed to pay off the $2.9 million promissory note, in full, that was issued on January 28, 2014, when the first well in Karnes County, Texas was sold to the same purchaser. We expect to close on the sale of this well and receive payment for the purchase price of the well and the payoff of the note in April of 2014.

We have additional assets in South Texas and Oklahoma that are held for sale at December 31, 2013. We anticipate we will close on the sale of these assets in the second quarter of 2014. These assets are being marketed at amounts greater than our net book value at December 31, 2013.

In December 2013, the Company entered into a letter of intent to sell our remaining renewable asset, a biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the biomass project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and will continue to pay $50 thousand per month for a year or until deciding to purchase the property. The monthly payments, as well as the initial $25 thousand fee, are non-refundable and can be used at our discretion, but will be applied to the purchase price if it is ultimately consummated.

In late 2013, the Company closed on several private placements of unsecured debt totaling $1.5 million for the purpose of building MAG Tanks™. The Company had two manufacturing facilities building MAG Panel™ inventory at December 31, 2013. We expect sales and rentals of MAG Tanks™ to increase our operating cash flows in 2014. Furthermore, we raised additional unsecured debt in the first quarter of 2014 to enable us to continue to produce MAG Tank™ inventory.

During the year ended December 31, 2013, the Company borrowed an additional $1.5 million under a promissory note due to the Company’s Chairman and Interim Chief Executive Officer. As of December 31, 2013, there is $500 thousand available under this facility. The letter of guarantee associated with this note has been extended through December 31, 2014.

We anticipate both having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds for some of our growth projects in Appalachia from the following:

•	Revenue generated from our water management activities

•	The expected sale of our assets classified as held for sale at December 31, 2013

•	The sale of our Mesquite Lake property

•	The proceeds from unsecured credit facilities (such as those related to our MAG Panel™ production)

•	Letter of credit guarantee from our Chairman

Our ability to fund all of our planned capital expenditures is largely dependent on the Company’s ability to secure additional capital. Management believes that the steps we have taken to improve our working capital position will enhance the process of seeking additional capital through a number of different sources. However, there can be no assurance that the Company will be successful in raising sufficient capital to fund the development of our water management business or that we will generate sufficient cash flow to fund our ongoing operating cash flow needs, in which case, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

NOTE 2. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GreenHunter Resources, Inc. and our wholly-owned subsidiaries, Hunter Disposal, LLC, GreenHunter Water, LLC, GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), Hunter Hauling, LLC (“Hunter Hauling”), Eagle Ford Water Hunter Joint Venture (“Eagle Ford Water”), GreenHunter Wind Energy, LLC (“Wind”), Little Muskingum Drilling, LLC (“Virco”), Virco Realty, Inc, (“Virco”), White Top Oilfield Construction, LLC (“White Top”) and Blackwater Services, LLC (“Blackwater”). All significant intercompany transactions and balances have been eliminated.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the following:

•	the allocation of purchase price to assets and liabilities acquired,

•	allowance for doubtful accounts receivable,

•	asset retirement obligations,

•	fair value of stock-based compensation,

•	contingent liabilities, and

•	the assessment of assets for impairment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include securities with maturities of 90 days or less at the date of purchase. At times, we have cash deposits in excess of federally insured limits.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification 605 (ASC 605 “Revenue Recognition”) and Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. The majority of the Company’s revenue results from contracts with direct customers and revenues are generated upon performance of contracted services. The Company derives the majority of its revenue from water resource management as it relates to the oil and gas industry, including transportation and disposal of fresh and salt water by Company-owned trucks and/or third-party trucks to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of backflow and produced water originating from oil and gas wells. Revenues are also generated through fees charged for use of the Company’s disposal wells and from the rental of tanks and other equipment. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly rate. Rates for other services are based on negotiated rates with the Company’s customers and revenue is recognized when the services have been performed. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.

Accounts Receivable

Accounts receivable consists of water disposal, transportation, storage and other revenue from rental of our water storage tanks. We review accounts receivable periodically and reduce the carrying amount with a valuation allowance that reflects our best estimate of the amount that may not be collectible. The allowance deemed necessary was $380 thousand as of both December 31, 2013 and 2012. Bad debt expense was $0 and $356 thousand for the year ended December 31, 2013 and 2012, respectively. The Company does not charge interest on past due balances of accounts receivable.

Concentration of Customer Risk

Five of the Company’s customers comprised approximately 50% of the Company’s consolidated revenues for the year ended December 31, 2013. Two customers comprised approximately 45% of the Company’s consolidated accounts receivable at December 31, 2013.

Three of the Company’s customers comprised 61% of the Company’s consolidated revenues for the year ended December 31, 2012 and 60% of the Company’s consolidated accounts receivable at December 31, 2012 consisted of accounts receivable due from three customers.

Inventories

Inventory consists of MAG Tank™ panels and is stated at the lower of cost or market. We impair the carrying value of our inventory for discontinued, obsolete, excess and damaged inventory. This impairment is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of future demand, targeted inventory turn rates, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory impairments may be required and, in the event of a major change in strategy or downturn in market conditions, such impairments could be significant. We did not have any significant impairment charges for inventory during the year ended December 31, 2013.

Property, Plant and Equipment

Property plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following useful lives:

Transportation equipment	5 years
Furniture, fixtures & other	5 to 7 years
Water disposal, handling and storage equipment	7 to 20 years
Land improvements	15 years
Buildings	30 years
Water disposal and handling facilities	7 to 20 years

Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.

Long-lived assets, including property and equipment, are evaluated for impairment when certain triggering events of changes in circumstances indicate that the carrying values may not be recoverable over their estimated remaining useful life.

Deferred Financing Costs

Costs incurred in connection with issuing debt are capitalized and amortized as an adjustment to interest expense over the term of the debt instrument using the interest method. Deferred financing costs in 2012 were related to the Series B debentures, which were in default and were classified as current liabilities. During 2012, we have exchanged for Series C Preferred Stock all but $90 thousand of these obligations, and the related deferred financing costs were written off at that time.

Goodwill

Goodwill is considered to have an indefinite useful economic life and is not amortized. Instead, authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reportable units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company assesses impairment of its goodwill at least annually as of December 31, or on an interim basis if events or circumstances indicate the fair value of goodwill may have decreased below its carrying value. The Company adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test. See further discussion of our goodwill impairment at Note 5 – Acquisitions and Divestitures.

Impairment of Asset Value

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. See further discussion of impairment of asset value at Note 5 – Acquisitions and Divestitures and at Note 15 – Segment Data.

Repairs and Maintenance

We charge the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of the ASC standards which require companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model for service and performance based awards and the lattice model for market-based awards. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals. See Note 12 for additional information on our stock-based compensation.

Asset Retirement Obligation

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

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value. The Company had no assets or liabilities that are being re-measured at fair value at either December 31, 2013 or December 31, 2012.

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

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the years ended December 31, 2013 and 2012, as their effects would have been anti-dilutive.

	December 31,
	2013	2012
Stock options	12,173,255	10,827,165
Warrants	3,531,631	3,020,000
Convertible debentures	71,860	53,275
Convertible promissory notes	715,000	880,000

Total	16,491,746	14,780,440

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of December 31, 2013 would be 43,103,448 common shares.

NOTE 4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On October 11, 2012, we received a cash payment of $2.9 million as consideration for the sale of the assets of GreenHunter Wind Energy, LLC, consisting of our Ocotillo wind project. The divestiture of our interests in this project resulted in a gain of $2.9 million, and is reflected as income from discontinued operations.

In late 2013, we adopted a plan to sell our assets in South Texas and Oklahoma and discontinue our operations in these two geographical areas in order to concentrate our efforts in Appalachia. Based on this decision, the Company began to seek and negotiate with buyers for its three disposal wells in Oklahoma, its disposal wells in South Texas which include three operating wells and a lease to develop a fourth disposal well, and the assets of White Top and Blackwater, which were used in our South Texas operations. We closed on the sale of all of our wells in South Texas except one in the first quarter of 2014, and the last one is under contract to sell and is expected to close in April 2014. See further discussion at Note 16 – Subsequent Events.

We have ceased depreciation of fixed assets held for sale in December 2013.

The following represents selected items from the results of discontinued operations as of the dates indicated:

	December 31,
	2013	2012

Revenue from discontinued operations	$12,175,165	$132,121

Goodwill impairment	$2,753,362	$—

Impairment of assets	$1,280,444	$—

Net income / (loss) for discontinued operations before taxes (Including gain on disposal of Ocotillo wind project of $2,936,500 in 2012)	$(7,445,397)	$2,835,821

Income tax expense	—	—

Income / (loss) from discontinued operations	$(7,445,397)	$2,835,821

NOTE 5. ACQUISITIONS AND DIVESTITURES

Hunter Disposal

On February 17, 2012, the Company, through its wholly-owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each company. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of approximately $2.2 million in cash, $3.3 million in common stock, $2.2 million in Series C Preferred Stock and a $2.2 million convertible promissory note due to the seller. In connection with the sale, Triad Hunter, LLC, a wholly owned subsidiary of Magnum Hunter Resources Corporation, entered into agreements with Hunter Disposal and GreenHunter Water for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year frac tank rental agreement with GreenHunter Water.

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

In May 2013, lightning struck property and equipment located at the Company’s Rhoades salt water disposal well site located in Canadian County, Oklahoma, resulting in an impairment of $1.9 million, which was calculated using estimates to arrive at the fair value of the property and equipment subsequent to the loss. During the third quarter of 2013, the Company received insurance proceeds of $664 thousand due to this loss, which was recorded as a reduction of the impairment, reducing the impairment to $1.2 million.

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

White Top and Blackwater

On December 31, 2012, we completed an acquisition of two oilfield water service and construction companies that provide services to oil and natural gas producers in the Eagle Ford Shale. The two entities, White Top Oilfield Construction, LLC (“White Top”) and Blackwater Services, LLC (“Blackwater”), with common management, had been providing services since 2008 to operators active in the Eagle Ford Shale play of South Texas. Combined assets included vacuum water trucks, dump trucks, drilling rig wash trailers and heavy equipment. Located in Louise, Wharton County, Texas, White Top and Blackwater previously serviced E&P operators predominantly concentrated in the Texas counties of Gonzales, Karnes and DeWitt.

Pursuant to the terms of the acquisition agreements, the companies were acquired for an aggregate $1,200,000 cash, 41,000 shares of the Company’s Series C Preferred Stock and 589,657 shares of the Company’s common stock. The shares of Series C Preferred Stock and common stock were issued to a small group of former shareholders of White Top and Blackwater. The shares of Series C Preferred Stock are not convertible into or exchangeable for any of the Company’s other property or securities except that the shares of Series C Preferred Stock are convertible into shares of the Company’s common stock under certain circumstances in connection with a change of ownership or control transaction. $450,050 of the cash price was paid on December 31, 2012 and the balance of the cash price, $750,000, was paid in January 2013. As of the date of this report, none of these shares of preferred stock issued to the former shareholders of White Top and Blackwater have been sold. The Company has instigated legal action against the former shareholders of White Top and Blackwater to fully recover the equity consideration issued to them under the terms of the acquisition agreements. See Note 13–Commitments and Contingencies.

The acquisition of White Top and Blackwater was accounted for using the acquisition method of accounting, which requires the net assets acquired to be recorded at their fair values.

The following table summarizes the purchase price and the final valuation of the net assets acquired at the date of acquisition:

Fair value of consideration transferred:
Cash paid at closing December 31, 2012	$450,050
Cash paid in January 2013	750,000
589,657 shares of common stock issued at $1.62 per share	955,244
41,000 shares of Series C preferred stock, stated value of $25 per share, issued at $19.20 per share	787,200

Total	$2,942,494

Amounts recognized for assets acquired and liabilities assumed:
Working capital	$855,432
Land	70,760
Field equipment	2,333,181
Goodwill	2,753,362
Debt assumed	(3,070,241)

Total	$2,942,494

Working capital acquired (assumed):
Cash	$3,785
Accounts receivable	2,460,792
Accounts payable & accrued expenses	(1,609,145)

Total working capital acquired	$855,432

On May 17, 2013, the Company discontinued certain portions of the operations of White Top and Blackwater, due to continued losses, resulting in increased uncertainties regarding the timing and nature of a recovery of capital expenditures. Taking these factors into account, the Company reassessed its financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million. In the fourth quarter of 2013, the Company made a purchase accounting adjustment related to Blackwater for $46 thousand. The effect of this adjustment was to reduce our previous recorded loss on the impairment of goodwill related to the Blackwater purchase.

On June 30, 2013, the Company wrote off certain assets acquired as part of the White Top and Blackwater acquisition that were repossessed as partial consideration for loans the Company had assumed as part of the White Top and Blackwater acquisition, and on which subsequently defaulted. Also on June 30, 2013, the Company wrote off certain assets that were not in possession of the Company, for which the Company has taken legal action in an attempt to take possession of the assets previously acquired. In May of 2013, we discontinued certain portions of operations of White Top and Blackwater due to continued losses. Certain assets related to these discontinued activities were subsequently sold. The write-offs and sale resulted in a loss on sale of assets of approximately $788 thousand.

Wheeling Barge Facility

On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, West Virginia, for $750 thousand. When the facility is refurbished, it will contain a water recycling station using GreenHunter’s Frac-Cycle™ product line capable of being scaled to 10,000 BBLs per day of processing. This location will also serve as a barging station with 19,000 BBLs per day of onsite storage.

Helena Disposal Well

On June 10, 2013, the Company’s wholly-owned subsidiary, GreenHunter Water, LLC, closed on the sale of a saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million, resulting in a gain of $2.3 million.

The following unaudited summary, prepared on a pro forma basis, presents the results of operations for the year ended December 31, 2012, as if the acquisitions of Hunter Disposal, Virco, White Top, and Blackwater, along with transactions necessary to finance the acquisitions, had occurred January 1, 2012. The unaudited pro forma information includes the effects of adjustments for interest expense, dividends and depreciation expense. The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

For the Year Ended December 31, 2012
Total operating revenue	$33,763,551
Total operating costs and expenses	53,437,966

Operating loss	(19,674,415)
Interest expense and other	(383,875)

Net loss before taxes	(20,058,290)
Income tax expense	5,000

Loss from continuing operations	(20,063,290)
Income from discontinued operations	2,936,500

Dividends on preferred stock	(3,935,969)

Net loss attributable to common stockholders	$(21,062,759)

Net loss per share, basic & diluted	$(0.70)

NOTE 6. FIXED ASSETS

Fixed assets are stated at cost. The following is a schedule of our fixed assets as of December 31,:

	2013	2012
Land and improvements	$1,549,059	$1,596,232
Buildings	2,517,869	2,584,201
Water facilities equipment and other fixed assets
Water disposal and handling facilities	12,645,595	15,981,366
Fixed assets not yet in service	858,000	11,002,911
Transportation equipment	7,390,668	8,246,376
Other equipment	1,663,645	1,663,646
Furniture, fixtures & other	590,070	733,893
Assets held for sale	12,523,754	—

Total plant, equipment and other	39,738,660	41,808,625

Biomass project, net of impairment (in 2012)	1,975,000	2,000,000

Total fixed assets	41,713,660	43,808,625
Less: Accumulated depreciation	(4,721,312)	(2,398,394)

Net fixed assets	$36,992,348	$41,410,231

Depreciation expense of $2.9 million and $1.7 million from continuing operations was recorded for the years ending December 31, 2013 and 2012, respectively. Fixed assets are not subject to depreciation until they are not under construction and placed in service. We ceased depreciation of the assets held for sale in December 2013 when we committed to the plan to sell these assets.

NOTE 7. ASSET RETIREMENT OBLIGATIONS

During 2012, we recorded an estimate of the asset retirement obligation on our disposal wells acquired and drilled based on estimated costs to plug and abandon these wells and an analysis of the capacity of the water disposal wells to accept fluid and the effect on useful lives and well plugging cost estimates, a level three measurement in the fair value valuation hierarchy. The following table summarizes the Company’s asset retirement obligation transactions during the years ended December 31, 2013 and 2012.

	2013	2012
Asset retirement obligation at beginning of period	$922,386	$—
Assumed in Hunter Disposal acquisition	—	27,355
Assumed in Blue Water acquisition	—	220,410
Assumed in Virco acquisition	—	300,210
Liabilities incurred on new wells	121,347	133,479
Liabilities settled	(25,930)	—
Accretion expense	101,445	43,085
Revision in estimated liabilities	—	197,847

Asset retirement obligations at end of period	1,119,248	922,386
Less: current portion (1)	(100,100)	(100,100)

Non-current portion of asset retirement obligation (2)	$1,019,148	$822,286

(1)	The total current portion of asset retirement obligation of $100 thousand at December 31, 2013, is associated with assets held for sale.

(2)	The non-current portion of asset retirement obligation at December 31, 2013, includes $221 thousand associated with assets held for sale.

NOTE 8. NOTES PAYABLE

Notes Payable at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Notes payable for insurance premiums due in monthly installments through April, 2014, 6.73% fixed rate	$309,035	$127,090
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% fixed rate (2)	1,347,051	1,415,582
Notes payable collateralized by equipment due in monthly installments from December 9, 2014 to August 25, 2018, various rates described below (3)	4,674,817	5,140,056
Note payable collateralized by real estate due in monthly installments through December 28, 2032, 4.25% variable rate	1,083,886	1,120,000
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	1,787,500	2,200,000
Promissory notes assumed in acquisition secured by accounts receivable, inventory and equipment due on demand, maturing January 25, 2013 and February 10, 2013, 7% fixed rate, which are now in default, accruing at 18%	979,863	942,774
Note payable collateralized by building due in monthly installments, maturing January 13, 2022, 15.49% fixed rate	—	30,217
Note payable collateralized by real estate due in monthly installments, maturing September 1, 2026, 6% variable rate	42,786	45,419
Note payable assumed in acquisition collateralized by equipment due in monthly installments, maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	257,176	501,723
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments, maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08% (1)	807,376	1,528,198
Note payable assumed in acquisition due to a factoring company as part of an accounts receivable factoring arrangement, effective interest rate of 20.4%	—	229,693
Note payable collateralized by property and equipment due in monthly installments, maturing September 13, 2023, 3.25% variable rate	1,076,468	—
Promissory note to related party interest and principal due April 30, 2014, 13% fixed rate	1,382,341	—
Notes payable for MAG Tank™ financing, including $200 thousand to related parties, with interest due on the first of each month, maturing on various dates from November 14, 2014 to December 19, 2014, 15% fixed rate	1,443,652	—

	15,281,951	13,370,752

Less: current portion	(7,226,951)	(4,053,749)

Total Long-Term Debt	$8,055,000	$9,317,003

(1)	Includes notes classified as liabilities associated with assets held for sale of which $170 thousand is current and $67 thousand is long term
(2)	Note includes debt covenants for which we were not in compliance at December 31, 2013. The lender waived the default provisions related to our non-compliance as of December 31, 2013 and as of the next measurement period, December 31, 2014.
(3)	Includes notes that contained debt covenants for which we were not in compliance at December 31, 2013. The lender waived the default provisions related to our non-compliance as of December 31, 2013, the Covenant’s next measurement period is as of December 31, 2014.

The following table presents the approximate annual maturities of debt and capital lease obligations as of December 31, 2013:

2014	$7,226,951
2015	2,148,505
2016	1,986,680
2017	2,132,755
2018	311,928
Thereafter	1,475,132

$15,281,951

Debt Covenants

The terms of the Company’s obligations with two financial institutions collateralized by equipment and real estate require the Company to comply, on an annual basis, with specific financial covenants including a debt service coverage ratio. The Company is required to maintain a ratio of debt service coverage equal to or in excess of 1.30 to 1.00 for one financial institution and 1.00 to 1.00, for the second financial institution and both are calculated as the ratio of consolidated EBITDA to required principal and interest payments on indebtedness, as defined in the credit agreements. The Company was not in compliance with certain existing debt covenants contained in our secured debt agreements as of December 31, 2013. We obtained waivers from our lenders for the non-compliance in our debt covenants for the year ending December 31, 2013, and for an additional grace period for the year ending December 31, 2014.

Notes Payable

The Company has a note payable for the building that serves as the location of the Company’s corporate headquarters. The note has an interest rate of 5.7%, monthly payments of $11 thousand, and matures during November 2017, requiring a balloon amount of approximately $1.0 million.

On January 23, 2012, we entered into a note payable with a bank for the purchase of a water hauling truck in the amount of $179 thousand, bearing a fixed interest rate of 7.99% with principal and interest payable monthly over the term of the loan. The note payable has a final maturity date of January 24, 2015.

On February 17, 2012, we entered into a note payable with a bank in the amount of $2.2 million, bearing a fixed interest rate of 5.5% with principal and interest payable monthly over the term of the loan, to finance a portion of the consideration paid in our acquisition of Hunter Disposal. The note is collateralized by the equipment acquired, and has a final maturity date of February 17, 2015. See Note 5–Acquisitions and Divestitures, for additional information.

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

During the year of 2013, we entered into various premium finance agreements to finance certain insurance premiums. The combined amount financed under these agreements was $831 thousand. The agreements bear an interest rate of 7% and are due in monthly installments for one year.

On March 13, 2013, we entered into a note payable with a bank in the amount of $750 thousand, collateralized by property and equipment, which included an additional $350 thousand of borrowing capacity for construction and refurbishment purposes. The note has a variable interest rate based on the prime rate of the 10 largest U.S. banks and was 3.25% at year-end 2013. Monthly interest and principal payments of $11 thousand are required, and the note matures on September 13, 2023. The $350 thousand borrowing capacity was fully utilized at December 31, 2013.

On July 25, 2013, we entered into a note payable with a bank in the amount of $1.07 million for the purchase of water hauling trucks. The note has a variable interest rate of one month LIBOR plus 4%, 4.25% at December 31, 2013, with interest and principal payments of $19 thousand and matures on August 25, 2018.

On November 1, 2013, we entered into a note payable with a financing company in the amount of $30 thousand for the purchase of a pick-up truck. The note has an interest rate of 5.24%, with principal and interest payable monthly to the maturity date of November 24, 2016.

In the fourth quarter of 2013, the Company closed on the private placement of approximately $1.5 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 134,211 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. 116,435 of these warrants were issued to third parties in association with $1.3 million of the notes, which have a debt discount of $66 thousand and an interest rate of 15%. The net proceeds of the placement are intended to fund MAG Panel™ inventory.

9% Series B Senior Secured Redeemable Debentures

The Company had not paid interest on the Series B debentures for the period March 2011 through December 2013. Therefore, we were technically in default on our Series B Debentures at December 31, 2013 and December 31, 2012. Upon an event of default, the debentures become due and payable upon demand, so we have classified the debentures as a current liability as of December 31, 2013 and December 31, 2012. These debentures are secured by GreenHunter Energy’s interest in GreenHunter Mesquite Lake, LLC, and are otherwise non-recourse to GreenHunter Resources.

On October 21, 2011, we offered the holders of the 9% Series B Redeemable Debentures the opportunity to convert the principal and accrued but unpaid interest on the debentures to shares of our Series C Preferred Stock. The offer was extended until August 31, 2012. During the year ended December 31, 2012, holders of $5,211,808 principal amount of our Series B Debentures elected to convert their principal and accrued interest. The principal balance of the debentures that remained outstanding at December 31, 2012 and at December 31, 2013, was $90 thousand.

Notes Payable to Related Parties

During the year ended December 31, 2013, the Company borrowed an additional $1.5 million under a promissory note due to the Company’s Chairman and Interim Chief Executive Officer. As of December 31, 2013, there is $500 thousand available under this facility. Interest for this note was $10 thousand for the year ended December 31, 2013. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum. The letter of financial support associated with this note has been extended through December 31, 2014.

In the fourth quarter of 2013, the Company closed on the private placement of approximately $1.5 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 134,211 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. 17,776 of these warrants were issued to officers of the Company in association with $200 thousand of the notes, which have an interest rate of 15%. Interest for this note was $2 thousand for the year ended December 31, 2013. The net proceeds of the placement are intended to fund MAG Panel™ inventory.

Convertible Promissory Note Payable to Related Party

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137.5 thousand per quarter. Interest expense related to this note was $176.5 thousand and $165 thousand for the years ended December 31, 2013 and December 31, 2012, respectively. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. See Note 5–Acquisitions and Divestitures, for additional information.

Blackwater and White Top Notes Payable

Certain notes were assumed by the Company as part of the White Top and Blackwater acquisition. See Note 5–Acquisitions and Divestitures, for additional information.

NOTE 9. INCOME TAXES

The total provision for income taxes consists of the following:

	2013	2012
	(in thousands)
Current Taxes:
Federal	$—	$—
State	7	5
Deferred
Federal	—	—
State	—	—

	$7	$5

At December 31, 2013, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carry-forward for regular tax purposes of approximately $71 million which expires in varying amounts during the tax years 2027 through 2033. No provision for federal income tax benefit is reflected on the statement of operations for the year ended December 31, 2013 because we are uncertain as to our ability to utilize our NOL in the future.

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

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2013 and 2012, to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	2013	2012
	(in thousands)
Statutory tax expense (benefit)	$(842)	$(6,980)
State income tax	7	5
Change in valuation allowance	804	6,895
Effect of permanent differences and other
Interest expense disallowed for tax	3	61
Effect of other permanent differences	35	24

Total Tax Expense	$7	$5

The components of our deferred income taxes were as follows for the years ended December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryover	$23,569	$19,977
Capital loss carryover	77	77
Charitable contributions carryover	—	3
Share based compensation	6,890	6,501
Property and equipment	2,854	4,149
Goodwill	888	—
Deferred book liabilities	381	574

Total net deferred tax assets	34,659	31,281
Less valuation allowances	(34,659)	(31,281)

Net deferred tax assets	$—	$—

We follow ASC 740 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at December 31, 2013.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2013 and 2012, we did not recognize any interest or penalties in our consolidated condensed statement of operations, nor did we have any interest or penalties accrued in our consolidated balance sheet at December 31, 2013 and 2012 relating to unrecognized tax benefits.

The tax years 2010-2013 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The tax years 2009-2013 remain open for the Texas Margin tax.

The goodwill originally recorded and which is attributable to the acquisition of White Top and Blackwater would have been amortized over 15 years for tax purposes. The goodwill was subsequently fully impaired on the financial statements.

NOTE 10. STOCKHOLDERS’ EQUITY

The following table reflects changes in our outstanding preferred stock, common stock, and treasury stock during the periods reflected in our financial statements:

	Preferred Stock	Common Stock	Treasury Stock	KSOP
January 1, 2012	15,780	26,177,989	13,985	15,200
Issued shares of Series C Preferred Stock in Hunter Disposal acquisition	88,000	—	—	—
Issued shares of Series C Preferred Stock in Blue Water acquisition	20,000	—	—	—
Issued shares of Series C Preferred Stock in joint venture agreement	16,000	—	—	—
Issued shares of Series C Preferred Stock in Virco acquisition	91,425	—	—	—
Issued shares of Series C Preferred Stock in White Top and Blackwater acquisition	41,000	—	—	—
Issued shares of Series C Preferred Stock upon redemption of Series B Debentures	232,536	—	—	—
Issued shares of Series C Preferred Stock in public offering	727,183	—	—	—
Issued shares of Series C Preferred Stock in exchange for Series A Preferred Stock	345,000	—	—	—
Received shares of Series A Preferred Stock in exchange for Series C Preferred Stock	(5,978)	—	—	—
Issued shares of common stock in exchange for Series B Preferred Stock	(9,802)	2,450,500	—	—
Issued shares of common stock in Hunter Disposal acquisition	—	1,846,722	—	—
Issued shares for Share based payments	—	1,328,059	(13,984)	—
Issued shares of common stock upon exercise of warrants	—	70,000	—	—
Issued shares of common stock upon acquisitions	—	1,080,004	—	—
Issued shares of common stock in ATM public offering	—	167,209	—	—

December 31, 2012	1,561,144	33,120,483	1	15,200
Issued shares of Series C Preferred Stock in public offering	265,436	—	—	—
Issued shares of common stock upon exercise of warrants	—	12,500	—	—
Issued shares of common stock upon exercise of stock options	—	100,000	—	—
Issued shares of common stock in public offering	—	221,946	—	—
Issued shares of common stock for share based payments	—	150,835	—	—
Issued shares of common stock for stock compensation	—	116,771	—	—
Issued shares of Series C Preferred Stock in private placement	181,786	—	—	—
Issued shares of KSOP	—	73,854	—	—
Adjustment of Series C Preferred Stock	(8,366)	—	—	—
Allocation of unearned shares in KSOP	—	—	—	(15,200)
Purchase of treasury stock			8,333

December 31, 2013	2,000,000	33,796,389	8,334	—

Preferred Stock

The Company currently reflects 2,008,366 shares of 10% Series C Cumulative Preferred Stock on its books. The Company has authorized 2,000,000 shares of its 10% Series C Preferred Stock in its certificate of designation for such preferred stock. The balance of 8,366 shares refers to shares that the Company has not yet issued because of i) claims the Company has against such holders for breaches of various agreements which the Company is currently pursuing legal action to recover and ii) outstanding conversion applications from Series B Debentures to Series C Preferred Stock at the time of the report.

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of December 31, 2013. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

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

During 2012, we further reduced the stated value of our non-convertible 10% Series C Preferred Stock (liquidation preference of $25.00 per share) to reflect discounts and expenses associated with acquisitions of White Top, Blackwater and Virco as well as our public offering executed in December of 2012. The reduction of the stated value, if ever redeemed solely at the Company’s option after June 30, 2015, or due to a change of control, will be treated as a dividend upon exchange of our Series C Preferred Stock.

On February 17, 2012, we issued 22,000 shares of our 10% Series C Preferred Stock as partial consideration in our acquisition of Hunter Disposal. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. See Note 5–Acquisitions and Divestitures, for additional information. The Series C Cumulative Preferred Stock earns 10% dividends paid monthly and is not convertible into common shares of the company except for under certain circumstances in the event of a change of control.

On April 27, 2012, the Company issued 20,000 shares of our 10% Series C Preferred Stock as partial consideration in the closing of the Blue Water Acquisition. See Note 5–Acquisitions and Divestitures, for additional information.

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

On November 27, 2012, the Company issued 91,425 shares of our 10% Series C Preferred Stock as partial consideration in the closing of the Virco Acquisition. See Note 5–Acquisitions and Divestitures, for additional information.

On December 31, 2012, the Company issued 41,000 shares of our 10% Series C Preferred Stock as partial consideration in the closing of the White Top and Blackwater Acquisition. See Note 5–Acquisitions and Divestitures, for additional information.

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

During the first quarter of 2013, the Company issued the remaining Series C Preferred Stock under its then current registration statement. The net cash proceeds received upon issuance of these securities were approximately $4.8 million for the issuance of 265,436 shares of Series C Preferred Stock through our At-The-Market (“ATM”) facility.

On September 19, 2013, the Company sold in a private placement, 181,786 units consisting of an aggregate of 181,786 shares of Series C Preferred Stock and 282,778 common stock warrants. The net cash proceeds received upon issuance of these securities were approximately $3.1 million. The Company issued 150,835 shares of common stock as compensation for services rendered in connection with the transaction to the placement agent. As part of the agreement with the purchasers of the securities, the Company agreed to register the shares within 90 days of September 19, 2013, which it did.

Common Stock and Common Stock Warrants

We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series A and Series C cumulative preferred dividends have been satisfied. All Series A cumulative preferred dividends were paid in the exchange of Series C Preferred Stock on August 27, 2012.

On February 17, 2012, the Company issued 1,846,722 shares of common stock with a fair market value of $3.3 million based on stock price of $1.79, as partial consideration in the acquisition of Hunter Disposal. See Note 5–Acquisitions and Divestitures, for additional information.

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

On December 31, 2012, the Company issued 589,657 of our common stock valued at $955,244 (based on a closing price of $1.62 per share as of December 31, 2012) as partial consideration for the acquisition of White Top and Blackwater.

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

In the first quarter of 2013, the Company issued the remaining common stock under its then current registration statement. The net cash proceeds received upon issuance of 221,946 shares of these securities was approximately $340 thousand through our ATM facility.

On September 19, 2013, the Company issued 150,835 shares as compensation to the placement agent for services rendered in connection with a transaction. The Company agreed to register the shares within 90 days, which it did.

Treasury Stock

During the year ended December 31, 2012, the Company issued 13,984 shares of the Company’s common stock out of treasury, with a cost of $211 thousand, for payment of shares owed for fully vested share grants under our share based compensation plan.

During the year ended December 31, 2013, the Company purchased 8,333 shares of common stock from an officer of the Company for $9 thousand based on the market closing price on the day of the transaction. The stock is being held by the Company as treasury stock.

Common Stock Warrants

The following is a summary of warrant activity for the two years ended December 31, 2013 and 2012.

	2013			2012
	Shares	Weighted Average Exercise Price	Weighted Average Expected Life	Shares	Weighted Average Exercise Price	Weighted Average Expected Life
Outstanding—Beginning of Year	3,020,000	$2.01	1.08	3,549,047	$1.94	1.85
Granted	524,131	$1.79	4.81	—	—	0.00
Exercised	(12,500)	$1.50		(70,000)	$1.50
Expired	—	$0.00		(459,047)	$1.50
Outstanding—End of Year	3,531,631	$1.98	0.78	3,020,000	$2.01	1.08

Exercisable—End of Year	3,531,631	$1.98		3,020,000	$2.01

On September 19, 2013, the Company issued 282,778 warrants, which expire five years from their issue date, with an exercise price of $2.25 per share in connection with the sale of Series C Preferred Stock.

In the fourth quarter of 2013, the Company issued a total of 134,211 warrants, which expire five years from their issue dates, with an exercise price of $2.25 in connection with private debt placements. 17,776 of these warrants were issued to officers of the Company.

On December 12, 2013, the Company issued 107,142 warrants, which expire five years from their issue date, with an exercise price of $0.01 to the Company’s Chairman in connection with a loan made to the Company by the Chairman.

Employee Benefit Plans

The Company sponsors a defined contribution 401KSOP plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Under this plan, the Company matches a percentage of the participants’ contributions up to a specified amount. Contributions to the plans were $141,873 and $164,628 for the years ended December 31, 2013 and 2012, respectively.

NOTE 11. CONVERTIBLE SECURITIES

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock , which was primarily codified into FASB ASC 815, Derivatives and Hedging (“ASC 815”). The Company had current derivative liabilities resulting from the antidilutive features on its common stock warrants, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock. The estimated fair value of the convertible securities liability was revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations.

As of December 31, 2012, there are no convertible warrants, and all Series A and Series B Preferred Stock have been converted to common stock. The Company recorded a $24 thousand non-cash gain related to the change in fair value of unrealized gain or loss on convertible securities for the year ended December 31, 2012.

NOTE 12. STOCK-BASED COMPENSATION

In September 2010, the Company adopted its 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), which provides for equity incentives to be granted to employees, officers or directors of the Company, as well as key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 5,000,000 shares of Common Stock were authorized for issuance under the Incentive Plan. As of December 31, 2013, this Plan has no remaining securities available for future issuance.

On February 1, 2013, the Board of Directors approved the Company’s 2013 Long-Term Incentive Compensation Plan. This Plan provides for equity incentives to be granted to employees, officers or directors of the Company as well as key advisors or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 7,000,000 shares of Common Stock were authorized for issuance under the Incentive Plan. This Plan received stockholder approval at a Special Meeting of Stockholders which occurred on May 8, 2013. As of December 31, 2013, this Plan had 5,475,000 securities remaining for future issuance.

Common Stock Options

During the year ended December 31, 2012, the Company granted 2,025,750 common stock options to members of management and employees of the Company at an average exercise price of $1.65 with an average estimated fair value of $0.98 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning one year from the date of grant.

During the year ended December 31, 2013, the Company granted 2,637,400 common stock options to members of management and employees of the Company at an average exercise price of $1.40 with an average estimated fair value of $0.85 per share. The options have a life of ten years and vest in equal amounts over a three year period beginning one year from the date of grant.

We recorded share based compensation of approximately $1.0 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively, related to vesting of employee common stock options.

As of December 31, 2013 and December 31, 2012, there were $1.8 million and $1.4 million, respectively, of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over weighted-average periods of 2.00 years and 1.22 years, respectively. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the year ended December 31, 2013 are as follows:

	2013	2012
Number of options issued	$2,637,400	$2,025,750
Weighted average stock price	$1.40	$1.65
Weighted average exercise price	$1.40	$1.65
Weighted average expected life of options(a)	6.00	5.00
Weighted average expected volatility (b)	67%	73%
Weighted average risk-free interest rate	1.30%	0.81%
Expected annual dividend per share	—	—
Weighted average fair value of each option	$0.85	$0.98

(a)	The options have a life of ten years.
(b)	The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses. This also approximates the Company’s five year historical volatility.

The following is a summary of stock option activity during the years ended December 31, 2013 and 2012.

	2013			2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000’s)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000’s)

Outstanding—Beginning of Year	10,827,165	$4.71	$1,571	8,826,500	$5.41	$—
Granted	2,637,400	1.40	—	2,025,750	1.65	—

Exercised	(100,000)	0.97	—	—	—	—

Cancelled	(1,191,310)	1.61	—	(25,085)	1.45	—
Outstanding—End of Year	12,173,255	3.83	$530	10,827,165	4.71	$1,571

Exercisable—End of Year	8,450,046	$4.93	$352	7,359,330	$6.30	$576

*	The Aggregate Intrinsic Value was calculated using the December 31, 2013 and 2012 closing stock price of $1.16 and $1.62, respectively.

The following is a summary of stock options outstanding at December 31, 2013:

Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Exercisable Options
$0.90 - $1.00	1,989,999	7.26	1.353,330
$1.01 - $1.20	1,255,000	9.45	—
$1.21 - $1.55	470,000	8.81	100,000
$1.56 - $1.75	2,287,097	8.35	865,557
$1.76 - $2.00	1,780,667	5.72	1,740,667
$2.01 - $10.00	3,490,332	3.41	3,490,332
$10.01 - $15.00	43,999	4.15	43,999
$15.01 - $18.00	36,667	4.14	36,667
$18.01 - $20.00	792,828	4.12	792,828
$20.01 - $22.75	26,666	4.38	26,666

	12,173,255		8,450,046

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

During the year ended December 31, 2012, we recorded approximately $3 thousand of expense for shares previously granted to Mr. Jonathan Hoopes, our President and Chief Operating Officer at that time, related to a restricted stock grant. The portion of the restricted stock grant that fully vested in 2012 was 25,000 shares. These were not issued as of December 31, 2012, but are included in weighted average basic shares outstanding at December 31, 2012.

The Company did not grant, cancel, or exercise any share awards in 2013.

The following is a summary of unvested share awards for the year ended December 31, 2012:

	2012
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested—Beginning of Year	25,000	$1.87
Granted	74,230	2.02
Cancelled	—	—
Exercised	—	—
Vested	(99,230)	1.98

Unvested—End of Period	—	$—

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Leases

The Company rents property, equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $1.4 million and $538 thousand for the years ended December 31, 2013 and 2012, respectively.

Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more were as follows as of December 31, 2013:

2014	$617,288
2015	217,607
2016	177,000
2017	63,000
2018	27,000
Thereafter	92,917

$1,194,812

Lawsuits

We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the EPA and numerous other federal and state governmental agencies. From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. While we cannot predict the outcome of any proceedings with certainty, we do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which we believe would have a material adverse effect on us or on our operations.

ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work previously performed at our Mesquite Lake biomass plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim of approximately $328,000 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

A hearing was held on September 25 and 26, 2013 solely on the issue of whether ABB was a third party beneficiary to the settlement agreement with Crown. The court ruled in favor of GreenHunter Resources, Inc. and decided that ABB was not a third party beneficiary. ABB has notified the Company of its intention to appeal this ruling.

Glen Pasak, Clint Howard and Manuel Rodriquez, Plaintiffs v. GreenHunter Water, LLC and GreenHunter Energy, Inc., Defendants, in the 23rd District Court of Wharton County, Texas, Case No.: 46,749 filed May 16, 2013. This lawsuit has not yet been served on Defendants. Upon information and belief, we believe the lawsuit alleges as follows: On December 31, 2012, Plaintiffs sold their interest in Blackwater and White Top to Defendants. As part of the transaction, Defendants agreed to be responsible for all debts and liabilities of Blackwater and White Top. Plaintiffs agreed to allow Defendants to collect all accounts receivable to Blackwater and White Top as part of the transaction in an amount totaling $2.5 million, having relied on representations made by Defendants. Among the debts and liabilities assumed by Defendants was a $1 million line of credit to First National Bank of Eagle Lake, which debt was personally guaranteed by Plaintiffs. The assumption of this liability was material to the sales transaction and Plaintiffs relied on multiple representations by Defendants that the debt would be assumed completely by Defendants. However, despite these assurances, Defendants have failed to pay or re-finance the debt to First National Bank of Eagle Lake. Further, Defendants have failed to use any of the accounts receivable collected from Blackwater and White Top to retire this debt. The Defendants were served on October 9th, and the Defendants have answered. The defendants have filed a motion to transfer venue to Dallas County, Texas. The case has been ordered to mediation. No mediation date has been set at this time. GreenHunter Resources and GreenHunter Water believe this case has no merit and the Defendants will ultimately prevail on all matters arising under this lawsuit.

GreenHunter Energy, Inc., White Top and Blackwater, Plaintiffs v. Glen T. Pasak and Clint C. Howard, Defendants, in the 101st District Court of Dallas County, Texas, Case No.: DC-13-06478 filed June 12, 2013. Plaintiffs seek injunctive relief against the Defendants to force Defendants to turn over certain assets in Defendant’s possession to Plaintiff. Defendants have delivered the property requested to Plaintiffs. Plaintiffs amended their petition to include causes of action against the Defendants for breach of the equity purchase agreements, statutory fraud, and common fraud. Plaintiff has amended its petition to include injunctive relief for additional property that the Defendants have in their possession. The parties have entered into an agreed upon temporary injunction regarding the property in question. Plaintiffs have filed a motion for summary judgment in this matter.

First National Bank of Eagle Lake, Plaintiff v. White Top Oilfield Construction, LLC, Blackwater Services, LLC and GreenHunter Resources, Inc., Defendants, et al., in the 329th District Court of Wharton County, Texas, Case No.: 46,894 filed July 24, 2013. Plaintiff is demanding payment for two promissory notes in favor of the bank by White Top and two promissory notes in favor of the bank by Blackwater aggregating in the amount of $1,000,000. The Defendants have answered this lawsuit. Defendants have filed a plea in abatement to have the case moved to Dallas County, Texas. Settlement negotiations are ongoing. Plaintiff’s claim has been reduced to approximately $250,000 based on sales of previously foreclosed assets from the Company and other defendants.

PetroChem, Inc. v. GreenHunter Energy, Inc., et al. in the Superior Court for the State of California, County of Imperial, Case No. ECU-05216. PetroChem, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only, not the Plaintiff. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. PetroChem is attempting to enforce payment of its claim of approximately $207,000 by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

The PetroChem claim was stayed by the bankruptcy court but PetroChem is attempting to move forward with their claim now by asserting they are third party beneficiary to our Crown settlement agreement. As this claim is similar to the ABB claim above, management believes this case has little or no merit and the Company will ultimately prevail.

Elisema R. Jones and Gregory Joseph Jones v. Blackwater Services and Damien Pacheco. 365th District Court of Dimmitt County, Texas, Cause No. 11-12-11539-DCVAJA. Plaintiff brought suit against defendants for damages caused by an automobile accident with defendant Damien Pacheco, allegedly an employee of Blackwater. The claim is being handled by the insurance carrier and the Company estimates any potential claim will be covered by insurance.

Marcos Eric Ramon and Juan Castillo v .White Top Oilfield Construction and Jennay Marie Hawkins. 293rd District Court of Dimmitt County, Texas, Cause No. 13-07-12036-DCV. Plaintiff brought suit against defendants for damages caused by an automobile accident with defendant Jennay Hawkins, allegedly an employee of White Top. The claim is being handled by the insurance carrier and the Company estimates any potential claim will be covered by insurance.

Bibb Engineers v. GreenHunter Mesquite Lake, LLC and GreenHunter Resources, Inc. US District Court, Western District of Missouri, Case No.: 413-CV1091DW. Filed November 7, 2013. Plaintiffs performed engineering services on the Mesquite Lake Project. GreenHunter Resources executed a guaranty in favor of Bibb for the services in the amount of approximately $495,000 and the matter was settled in February 2014 when both parties entered into a settlement agreement. Defendant has agreed to pay Plaintiff 60 thousand per month until the claim is paid in full.

SPX v. GreenHunter Energy, Inc., et al. in the Superior Court for the State of California, County of Imperial, Case No. ECU-5082. SPX was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. SPX is attempting to enforce payment of its claim of approximately $215,000.

The SPX claim was stayed by the bankruptcy court but SPX is attempting to move forward with their claim now as the stay has been lifted. Management believes this case has little or no merit and the Company will ultimately prevail.

L & O Transport v. GreenHunter Water, LLC, in the County Court at Law # 2, Tarrant County, Texas, Case No. 2013-007394-2. L & O Transport performed services for GreenHunter Water in the amount of $87,600. Defendant has been served and an answer was filed on January 10, 2014. Defendant has made a series of payments to Plaintiff, which has greatly reduced the indebtedness to Plaintiff. The Company plans to pay the remaining balance in 2014.

Nueces Farm Center, Inc. v. White Top Oilfield Construction and Glen Pasak in the 94th Judicial District of Nueces County, Texas, Case No. 2013-DCU-5147-C. Plaintiff performed services for White Top in the amount of approximately $54,000. Defendant Glen Pasak guaranteed the debt. Defendant has been served and an answer has been filed. Defendant is investigating this claim.

Jose Torres, et al. v. GreenHunter Resources, Inc. and GreenHunter Water, LLC, in the County Court at Law # 1, Nueces County, Texas, Cause No. 2013-CCU-62314-1. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, was killed in an accident on December 17, 2013 while working inside a tanker truck on the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to its insurance carriers for coverage. The Company has answered the lawsuit and is currently conducting an investigation into this matter. The plaintiffs have voluntarily dismissed the lawsuit with the right to refile the same at a later date.

NOTE 14. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013 and 2012, we earned storage rental revenue for providing water storage tanks and equipment for lease to Shale Hunter, LLC , Eagle Ford Hunter, LLC and Triad Hunter, LLC, all wholly-owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder. We also provided water disposal and transport services for Shale Hunter and Triad Hunter during the years ended December 31, 2013 and 2012. Revenue from Eagle Ford Hunter, prior to its sale to an unaffiliated entity in April of 2013, was $978 thousand. Revenue from the affiliated companies totaled $3.4 million and $3.5 million for the years ended December 31, 2013 and 2012, respectively. Accounts receivable for these entities totaled $907 thousand and $383 thousand at December 31, 2013 and December 31, 2012, respectively.

We utilized drilling services provided by Alpha Hunter Drilling, a wholly-owned subsidiary of Magnum Hunter Resources Corporation, during the year ended December 31, 2012 to drill water disposal wells in South Texas. Total charges for services provided by Alpha Hunter were $1.7 million.

We obtained accounting services from Magnum Hunter Resources Corporation for a fee of $75 thousand for the year ended December 31, 2012, and none for the same period in 2013. We also paid for air travel services from a company owned by Mr. Evans of $178 thousand and $115 thousand for the years ended December 31, 2013 and 2012, respectively.

We purchased a pickup and equipment trailer from Mr. Evans for $40 thousand in 2012. We paid $1.1 million to White Top for construction services, $25 thousand to Virco for disposal services, and $2 thousand to Triad Hunter for other services in 2012.

The Company had promissory notes outstanding to the Chairman and Interim Chief Executive Officer. The balance under these promissory notes was $0 at December 31, 2012. The notes were convertible into common stock at the holder’s option based on the closing price of the company’s common stock on the day prior to the election to convert. As of August 9, 2012, the balance on these promissory notes had been repaid. We paid Mr. Evans $187 thousand in interest on these notes in 2012.

On February 17, 2012, the Company, through its wholly-owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. The terms and conditions of the equity purchase agreement between the parties were approved by an independent special committee of the Board of Directors for each party. The total consideration for this acquisition was approximately $9.9 million. The consideration paid consisted of $2.2 million in cash, 1,846,722 shares of the Company’s restricted common stock with a fair value of $3.3 million, 22,000 shares of our 10% Series C Preferred Stock with a stated value of $100 per share, or $2.2 million, and a $2.2 million convertible promissory note due to the seller. On April 25, 2012, we changed the stated liquidation value of our 10% Series C Preferred Stock from $100 per share to $25 per share. As a result, the 22,000 shares of our 10% Series C Preferred Stock issued in connection with the acquisition of Hunter Disposal were converted to 88,000 shares of 10% Series C Preferred Stock. In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, and GreenHunter Water, for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water.

During the year ended December 31, 2013, the Company borrowed an additional $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. As of December 31, 2013, there is $500 thousand available under this facility. Interest for this note was $10 thousand for the year ended December 31, 2013. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum which is convertible to common stock. The letter of guarantee associated with this note has been extended through December 31, 2014. In association with this loan, the Company issued 107,142 warrants with an exercise price of $0.01 to the Company’s Chairman. The warrants expire five years from the date of issue.

In the fourth quarter of 2013, the Company closed on the private placement of approximately $1.5 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 134,211 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. 17,776 of these warrants were issued to officers of the Company in association with $200 thousand of the notes, which have an interest rate of 15%. Interest for this note was $2 thousand for the year ended December 31, 2013. The net proceeds of the placement are intended to fund MAG Panel™ inventory.

Total related party payables were $134 thousand and $2 million at December 31, 2013 and 2012, respectively.

NOTE 15. SEGMENT DATA

We currently have two reportable segments: Water Management and Biomass. They are managed separately because each business unit potentially requires different technology, marketing strategies and personnel. Our Biomass segment has not left the development stage. We have entered an agreement to sell the Biomass project with closing set for March 15, 2015.

Our Water Management segment is currently in operation and has a number of projects under development. Our corporate resources are mainly focused on the Water Management business and will not be reduced as a result of the sale of the biomass facility; therefore, the previously reported segment for Unallocated Corporate is included in the Water Management segment for 2013.

On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. We began refurbishing this bio-mass plant during July 2008 but ceased work during the fourth quarter of 2008 when we were informed that certain required permits at the facility were not in place. On August 19, 2009 we entered into a power purchase agreement with a major public utility based in Southern California. During 2012, the Company determined that it had insufficient time resources and a different business plan altogether which prevented the Company from continuing the development of the Mesquite Lake Biomass Project. As a result, management believes the carrying value of the asset is greater than the value that might be realized by the development or sale of the asset. The Company believes the fair value of the asset without a viable power purchase agreement which expired on March 31, 2013 should be its salvage value. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. We recorded no impairments during 2013. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the Mesquite Lake Biomass Project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and will continue to pay $50 thousand per month for a year or until deciding to purchase the property. The monthly payments and the initial $25 thousand fee are non-refundable, but will be applied to the purchase if it is ultimately consummated.

The accounting policies for our segments are the same as those described in Note 3. There are no intersegment revenues or expenses. The assets held for sale are included in the Water Management segment for both 2013 and 2012.

Segment data for the two years ended December 31, 2013 and 2012 follows:

	For the Year Ended December 31, 2013
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$25,737,457	$—	$25,737,457
Cost of services provided	—	18,725,258	—	18,725,258
Depreciation expense	—	2,884,286	—	2,884,286
Selling, general and administrative, including stock compensation	—	8,878,407	8,571	8,886,978

Operating loss	—	(4,750,494)	(8,571)	(4,759,065)
Other income and (expense)	—	1,385,583	903,379	2,288,962

Income tax expense	—	7,000	—	7,000

Income (loss) from continuing operations	$—	$(3,371,911)	$894,808	$(2,477,103)

Total Assets	$—	$46,050,800	$1,975,000	$48,025,800

Additions to long-lived assets	$—	$10,956,214	$—	$10,956,214

	For the Year Ended December 31, 2012
	Unallocated Corporate	Water Management	BioMass	TOTAL
Total Revenues	$—	$16,937,972	$—	$16,937,972
Cost of services provided	—	9,421,990	—	9,421,990
Depreciation expense	151,689	1,590,048	—	1,741,737
Impairment of biomass project	—	—	15,873,013	15,873,013
Selling, general and administrative, including stock compensation	8,176,815	1,772,302	51,529	10,000,646

Operating income (loss)	(8,328,504)	4,153,632	(15,924,542)	(20,099,414)
Other income and (expense)	(90,253)	(233,323)	—	(323,576)

Income tax expense	—	5,000	—	5,000

Income (loss) from continuing operations	$(8,418,757)	$3,915,309	$(15,924,542)	$(20,427,990)

Total Assets	$5,657,921	$45,197,305	$2,000,000	$52,855,226

Additions to long-lived assets	$82,412	$12,126,892	$—	$12,209,304

NOTE 16. SUBSEQUENT EVENTS—UNAUDITED

On January 15, 2014, our board of directors appointed Gary C. Evans, who serves as chairman of our board of directors, to serve as our interim Chief Executive Officer, and appointed Kirk J. Trosclair to serve as our Chief Operating Officer, following the resignation, effective January 15, 2014, of Jonathan D. Hoopes as a board member, interim Chief Executive Officer, President and Chief Operating Officer.

On January 28, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in Karnes County, Texas for aggregate consideration of approximately $3.9 million pursuant to an Asset Purchase Agreement with Sable Environmental SWD 5, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.9 million with an interest rate of 10% per annum and maturity date of January 31, 2016.

On March 26, 2014, GreenHunter Water entered into an agreement to sell a saltwater disposal well and associated equipment located in Frio County, Texas to Sable Environmental SWD 7, LLC pursuant to an Asset Purchase Agreement for a purchase price of $4.75 million that included a $500 thousand non-refundable deposit. As a part of this Agreement, the purchaser has agreed to pay off the $2.9 million promissory note mentioned above, in full, that was issued on January 28, 2014, when the first well in Karnes County, Texas was sold to the same purchaser. We expect to close on the sale of this well and receive payment for the purchase price of the well and the payoff of the note on or before April 30, 2014. These total proceeds should approximate $7.65 million.

We are currently in negotiations to sell all of our three Oklahoma SWD wells and facilities, one of which was in operation at December 31, 2013, to a single buyer. This sale is anticipated to close sometime in the second quarter of 2014. The wells are being marketed at amounts approximating our net book value at December 31, 2013.

We have sold some of the equipment of White Top and Blackwater, which consists mainly of fluid hauling trucks and trailers and heavy construction equipment, during the first quarter of 2014. We anticipate selling the remaining assets belonging to these companies in the second and third quarters of 2014. The equipment is being marketed at amounts approximating our net book value at December 31, 2013.

On February 28, 2014, the Company closed a private placement consisting of $1.1 million aggregate principal amount of the Company’s 15.0% Term Notes due one year from the date of issuance together with warrants to purchase up to 96,444 shares of the Company’s common stock, at $2.25 per share. These warrants have an expiration date five years from the date of issuance. The Company closed on an additional $50 thousand principal amount of the Term Notes together with an additional 4,444 warrants on March 7, 2014.

On March 26, 2014, GreenHunter Water entered into an agreement to sell a saltwater disposal well and associated equipment and certain real property located in DeWitt County, Texas for aggregate consideration of approximately $3.4 million pursuant to an Asset Purchase Agreement with Clear Water Resources Partners, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.4 million with an interest rate of 10% per annum and maturity date of March 31, 2024.

(b) Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

4.1	Form of Warrant Agreement by and between the Company and purchasers of securities, dated November 14, 2013 (Incorporated by reference to the Company’s Form 8-K, dated November 19, 2013)

4.2	Form of Warrant Agreement by and between the Company and purchasers of securities, dated September 19, 2013 (Incorporated by reference to the Company’s Form 8-K, dated September 24, 2013)

4.3	Form of Warrant Agreement between the Company and Gary C. Evans, dated December 12, 2013 (Incorporated by reference to the Company’s Form 8-K, dated December 12, 2013)

4.4	Form of Warrant Agreement by and between the Company and purchasers of securities, dated February 28, 2014 (Incorporated by reference to the Company’s Form 8-K, dated February 28, 2014)

4.5	Second Amended and Restated Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated April 25, 2012)

4.6	Certificate of Correction to the Amended and Restated Certificate of Designations, Rights, Number of Shares and Preferences of the 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 10-K, dated April 5, 2013)

10.1	Form of securities purchase agreement by and between the Company and purchasers of securities, dated September 19, 2013 (Incorporated by reference to the Company’s Form 8-K, dated September 24, 2013)

10.2	Form of registration rights agreement by and between the Company and purchasers of securities, dated September 19, 2013 (Incorporated by reference to the Company’s Form 8-K, dated September 24, 2013)

10.3	Equity Purchase Agreement between Triad Hunter LLC and the Company dated February 17, 2012 (Incorporated by reference to the Company’s Form 8-K, dated February 17, 2012)

10.4	Registration Rights Agreement dated February 17, 2012 between the Company and Triad Hunter, LLC (incorporated by reference from the registrant’s Annual Report on Form 10-K filed on March 30, 2012)

10.5	Asset Purchase Agreement by and among GreenHunter Water, LLC, Helena Hunter Water Disposal, LLC and Sable Environmental SWD 4, LLC dated June 10, 2013 (incorporated by reference from Form 8-K, dated June 14, 2013)

10.6	Form of Note by and between the Company and purchasers of securities, dated November 14, 2013 (Incorporated by reference to the Company’s Form 8-K, dated November 19, 2013)

10.7	Form of Note between the Company and Gary C. Evans, dated December 12, 2013 (Incorporated by reference to the Company’s Form 8-K, dated December 12, 2013)

10.8	Form of Note by and between the Company and purchasers of securities, dated February 28, 2014 (Incorporated by reference to the Company’s Form 8-K, dated February 28, 2014)

10.9	Asset Purchase Agreement by and among GreenHunter Water, LLC, Kenedy Hunter LLC, Coy City Hunter LLC and Sable Environmental SWD 5, LLC dated January 29, 2014 (Incorporated by reference to the Company’s Form 8-K, dated January 29, 2014)

10.10	Purchase and Sale Agreement between GreenHunter Mesquite Lake, LLC, (“Seller”)and ML Energy Park, LLC, a California limited liability company (“Purchaser”) dated February 19, 2014 (Incorporated by reference to the Company’s Form 8-K, dated January 29, 2014)

10.11	Form of the Company’s Stock Option Agreement (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.12	2013 Long-Term Incentive Compensation Plan (Incorporated by reference to the Company’s Form 10-Q dated June 30, 2013)

10.13	Asset Purchase Agreement by and among GreenHunter Water, LLC, Westhoff Hunter, LLC, and Clear Water Resources Partners, LLC, dated March 26, 2014 (Incorporated by reference to the Company’s Form 8-K, dated March 28, 2014)

21.1 †	List of Subsidiaries

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHunter Resources, Inc.

Date: March 31, 2014	By:	/s/ Gary C. Evans
Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans	Chairman and Interim Chief Executive Officer	March 31, 2014
Gary C. Evans

/s/ Kirk J. Trosclair	Executive Vice President and Chief Operating Officer	March 31, 2014
Kirk J. Trosclair

/s/ Morgan F. Johnston	Sr. Vice President, General Counsel and Secretary	March 31, 2014
Morgan F. Johnston

/s/ Ronald McClung	Sr. Vice President and Chief Financial Officer	March 31, 2014
Ronald McClung

/s/ Roy E. Easley	Director	March 31, 2014
Roy E. Easley

/s/ Julie E. Silcock	Director	March 31, 2014
Julie E. Silcock

/s/ Ronald H. Walker	Director	March 31, 2014
Ronald H. Walker