Form 10-Q
period 2014-03-31
GreenHunter Resources, Inc.
filed 2014-05-12
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 9, 2014 there were 33,788,055 shares of the registrant’s common stock ($0.001 par value) outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,730,288	$1,302,857
Restricted cash	132,000	-
Accounts receivable, net of allowance of $380,280 at both dates	3,964,300	6,907,111
Related party accounts receivable, no allowance considered necessary	1,488,170	906,701
Notes receivable - current	3,020,687	-
MAG Tank™ inventory	796,711	82,300
Prepaid expenses and other current assets	1,064,410	1,708,705
Total current assets	13,196,566	10,907,674
FIXED ASSETS:
Land and improvements	1,567,824	1,549,059
Buildings	2,517,869	2,517,869
Water facilities, equipment, and other fixed assets	23,834,566	23,147,978
Accumulated depreciation	(5,525,331)	(4,721,312)
Assets held for sale	7,458,142	14,498,754
Net fixed assets	29,853,070	36,992,348
OTHER ASSETS:
Notes receivable	2,229,313	-
Other non-current assets	151,518	125,778
Total assets	$45,430,467	$48,025,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$8,059,282	$7,056,725
Accounts payable and accrued liabilities, $1,183,698 non-recourse for biomass	12,495,218	13,134,677
Accounts payable to a related party	80,227	133,517
Liabilities associated with assets held for sale	227,853	270,326
Total current liabilities	20,862,580	20,595,245
NON-CURRENT LIABILITIES:
Notes payable, less current portion	7,354,008	7,987,848
Asset retirement obligation	857,574	797,786
Liabilities associated with assets held for sale	226,828	288,514
Total liabilities	29,300,990	29,669,393
COMMITMENTS AND CONTINGENCIES (Note 10 )
STOCKHOLDERS’ EQUITY:
Series C Preferred Stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 2,000,000 issued and outstanding and liquidation preference of $50,000,000 at both dates	40,387,706	40,387,706
Common stock, $.001 par value, 90,000,000 shares authorized, 33,796,389 issued and 33,788,055 outstanding at both dates	33,796	33,796
Additional paid-in capital	119,220,985	118,809,722
Accumulated deficit	(143,503,861)	(140,865,668)
Treasury stock, at cost, 8,334 shares at both dates	(9,149)	(9,149)
Total stockholders’ equity	16,129,477	18,356,407
Total liabilities and stockholders’ equity	$45,430,467	$48,025,800

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31,
	2014	2013
REVENUES:
Water disposal revenue	$3,683,862	$2,554,180
Transportation revenue	3,434,494	1,614,317
MAG Tank™ revenue	800,000	-
Skim oil revenue	340,219	153,332
Storage rental revenue and other	219,962	404,420
Total revenues	8,478,537	4,726,249
COST OF GOODS AND SERVICES PROVIDED:
Cost of goods and services provided	6,029,635	3,205,603
Depreciation and accretion expense	763,984	716,884
Stock based compensation	369,409	416,923
Selling, general and administrative	2,081,110	1,818,887
Total costs and expenses	9,244,138	6,158,297
OPERATING LOSS	(765,601)	(1,432,048)
OTHER INCOME (EXPENSE):
Interest and other income	10,280	502
Interest, amortization and other expense	(446,951)	(228,922)
Loss on sale of assets	(56,228)	-
Total other income / expense	(492,899)	(228,420)
Net loss before taxes	(1,258,500)	(1,660,468)
Income tax expense	-	-
Loss from continuing operations (Note 3)	(1,258,500)	(1,660,468)
Loss from discontinued operations	(129,694)	(5,800,639)
Net loss	(1,388,194)	(7,461,107)
Preferred stock dividends	(1,249,999)	(1,026,647)
Net loss to common stockholders	$(2,638,193)	$(8,487,754)

Weighted average shares outstanding, basic and diluted	33,796,389	33,358,489
Net loss per share from continuing operations, basic & diluted	$(0.08)	$(0.08)
Net loss per share from discontinued operations, basic & diluted	$(0.00)	$(0.17)
Net loss per share, basic & diluted	$(0.08)	$(0.25)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2014 TO MARCH 31, 2014

	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
BALANCE, JANUARY 1, 2014	$40,387,706	$33,796	$118,809,722	$(140,865,668)	$(9,149)	$18,356,407
Stock based compensation expense			369,409			369,409
Warrants issued in connection with debt offering			41,854			41,854
Dividends on preferred stock				(1,249,999)		(1,249,999)
Net loss				(1,388,194)		(1,388,194)
BALANCE, MARCH 31, 2014	$40,387,706	$33,796	$119,220,985	$(143,503,861)	$(9,149)	$16,129,477

 See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,388,194)	$(7,461,108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion expense	769,855	1,050,274
Impairment of asset value	-	1,911,917
Goodwill impairment	-	2,799,044
Gain on sale of assets	(263,402)	-
Non-cash stock-based compensation	369,409	416,923
Amortization of debt discount	140,867	-
Changes in operating assets and liabilities:
Accounts receivable	2,942,811	(394,266)
Related party accounts receivable	(581,469)	(7,541)
Inventory	(714,411)	-
Prepaid expenses and other current assets	618,555	115,717
Accounts payable and accrued liabilities	(568,883)	(2,484,860)
Related party accounts payable	(53,290)	-
Net cash provided by (used in) operating activities	1,271,848	(4,053,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(520,508)	(778,885)
Proceeds from sale of assets	1,844,282	-
Change in restricted cash	(132,000)	-
Net cash provided by (used in) investing activities	1,191,774	(778,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	-	5,148,510
Proceeds from the exercise of warrants and options	-	115,750
Proceeds from notes payable	1,193,642	850,325
Payment of notes payable	(979,834)	(767,686)
Preferred stock dividends paid	(1,249,999)	(1,026,647)
Net cash provided by (used in) financing activities	(1,036,191)	4,320,252

CHANGE IN CASH	1,427,431	(512,533)
CASH, beginning of period	1,302,857	1,765,642
CASH, end of period	$2,730,288	$1,253,109

Cash paid for interest	$397,824	$211,759

NON-CASH TRANSACTIONS:
Accrued capital costs	$669,711	$2,940,449
Notes receivable received in connection with sale of assets	$5,250,000	$-

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2014

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

In this quarterly report on Form 10-Q, the words “GreenHunter Resources”, “company”, “we”, “our” and “us” refer to GreenHunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of March 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, are unaudited. The December 31, 2013 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) as required by Regulation S-X, Rule 10-01 have been made to present fairly the financial position at March 31, 2014, and the results of operations for the three months ended March 31, 2014 and 2013, changes in stockholders’ equity for the three months ended March 31, 2014, and cash flows for the three month periods ended March 31, 2014 and 2013. Non-recurring adjustments based on generally accepted accounting principles for discontinued operations, assets held for sale, and liabilities associated with assets held for sale have also been made.

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2013 Form 10-K. The results of operations for the three month periods ended March 31, 2014 are not necessarily indicative of the operating results that will occur for the full year.

The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

Fair Value of Financial Instruments

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

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the three months ended March 31, 2014 and 2013, as their effects would have been anti-dilutive.

	March 31,
	2014	2013
Stock options	12,182,855	11,798,198
Warrants	625,010	3,007,500
Convertible debentures	90,882	62,214
Convertible promissory notes	660,000	880,000
Total	13,558,747	15,747,912

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of March 31, 2014 would be 51,546,392 common shares.

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

NOTE 2. LIQUIDITY

Current Plan of Operations and Ability to Operate as a Going Concern

As of March 31, 2014, we had a working capital deficit of $7.7 million of which $1.2 million is non-recourse to the parent company, GreenHunter Resources, Inc. While we are generating increasingly significant revenues from our water management activities, we have continued to experience losses from our ongoing operations (but at a significantly reduced level), which raises doubt about our ability to continue as a going concern. Additionally, we were not in compliance with certain existing debt covenants contained in our secured debt agreements as of December 31, 2013. We obtained waivers from two of our lenders for the non-compliance in our debt covenants for the year ending December 31, 2013, and for an additional grace period for the year ending December 31, 2014 from one of the lenders. The covenant’s terms as defined by the other lender are less restrictive, and we believe we will be in compliance at the covenant’s next measurement date at December 31, 2014.

In late 2013, Management decided to focus on expanding our future operations onlyin the Appalachian Region. As part of this strategy, we committed to a plan to sell our fixed assets in South Texas and Oklahoma. These assets were classified as held for sale as of December31, 2013, and the remaining unsold assets continue to be held for sale at March 31, 2014. We are generating significant cash from these non-core asset sales. We intend to use this additional capital to assist in significantly reducing our working capital deficit and to provide the growth capital needed to fund additional new projects that are a part of our overall business plan to grow our business in Appalachia.

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

On March 11, 2014, GreenHunter Water entered into an agreement to sell a saltwater disposal well and associated equipment located in Frio County, Texas to Sable Environmental SWD 7, LLC pursuant to an Asset Purchase Agreement for a purchase price of $4.6 million that included a $500 thousand non-refundable deposit that was accrued in accounts payable as of March 31, 2014. As a part of this Agreement, the purchaser has agreed to pay off the $2.9 million promissory note, in full, that was issued on January 28, 2014, when the first well in Karnes County, Texas was sold to the same purchaser. We closed on the sale of this well and received payment for the purchase price of the well and the payoff of the note on May 1, 2014. See Note 13 – Subsequent Events for further information.

On March 26, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in DeWitt County, Texas for aggregate consideration of approximately $3.4 million pursuant to an Asset Purchase Agreement with Clear Water Resources Partners, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.4 million with an interest rate of 10% per annum and maturity date of May 1, 2016.

We have additional assets in South Texas and Oklahoma that were held for sale at December 31, 2013. We anticipate we will close on the sale of these assets sometime in the second quarter of 2014. These assets are being marketed at amounts equal to or in excess of our net book value at March 31, 2014.

In December 2013, the Company entered into a letter of intent to sell our remaining renewable asset, a biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the biomass project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month to date and is required to continue the monthly payments for a year or until deciding to ultimately purchase the property. The monthly payments, as well as the initial $25 thousand fee, are non-refundable and can be used at our discretion, but will be applied to the purchase price if it is ultimately consummated. As of March 31, 2014, the Company has received $125 thousand toward the purchase price of this property.

In late 2013 and early 2014, the Company closed on several private placements of unsecured debt totaling $1.5 million in 2013 and an additional $1.1 million in 2014 for the purpose of building MAG Tanks™. The Company had contracted with two manufacturing facilities to build MAG Panel™ inventory at March 31, 2014. We expect sales and rentals of MAG Tanks™ to increase our operating cash flows in 2014.

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Interim Chief Executive Officer. As of March 31, 2014, there is $500 thousand available under this facility. The letter of guarantee associated with this note has been extended through December 31, 2014.

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities
•	The sale of certain assets classified as held for sale during the first quarter of 2014 and the expected sale of our remaining assets held for sale at March 31, 2014
•	The sale of our Mesquite Lake property
•	The proceeds from unsecured credit facilities (such as those related to our MAG Panel™ production)
•	Letter of credit guarantee from our Chairman

Our ability to fund all of our planned capital expenditures is largely dependent on the Company’s ability to secure additional capital. Management believes that the steps we have taken to significantly improve our working capital position will enhance the prospect of seeking additional capital through a number of different sources. However, there can be no assurance that the Company will be successful in raising sufficient capital to fund the development of our water management business or that we will generate sufficient cash flow to fund our ongoing operating cash flow needs, in which case, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In late 2013, we adopted a plan to sell all of our assets in South Texas and Oklahoma and discontinue our operations in these two geographical areas in order to concentrate our efforts in Appalachia. Based on this decision, the Company is negotiating with buyers for its three disposal wells in Oklahoma, has sold or has continued to sell its disposal wells in South Texas which include three operating wells and a lease to develop a fourth disposal well, and has sold or is negotiating the sale of the assets of White Top and Blackwater, which were used in our South Texas operations.

We ceased depreciation of fixed assets held for sale as of December 2013.

On May 14, 2007, we acquired an inactive 18.5 megawatt (“MW”) (nameplate capacity) biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. For multiple reasons, Management subsequently determined that development of this project was not practicable. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million. The total carrying value of the project net assets prior to recording an impairment to its value was $17.9 million. The Company recorded an impairment of asset value of $12.9 million at September 30, 2012 and a further impairment of $3.0 million to reflect its salvage value at December 31, 2012. We recorded no impairments during 2013. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the Mesquite Lake Biomass Project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month to date and is required to continue monthly payments for a year or until deciding to ultimately purchase the property. The monthly payments and the initial $25 thousand fee are non-refundable, but will be applied to the purchase if it is ultimately consummated. As of March 31, 2014, we have received $125 thousand of non-refundable earnest money deposits. The biomass assets were classified as held for sale at March 31, 2014. The previously reportable Biomass segment is being reported as part of discontinued operations.

The following represents selected items from the results of discontinued operations as of the dates indicated:

	For the Three Months Ended March 31,
	2014	2013
Revenue from discontinued operations	$419,350	$3,865,321
Goodwill impairment	-	(2,799,044)
Impairment of assets	-	(1,911,917)
Net loss from discontinued operations before taxes	(129,694)	(5,793,964)
Income tax expense	-	(6,675)
Loss from discontinued operations	(129,694)	(5,800,639)

NOTE 4. ACQUISITIONS AND DIVESTITURES

White Top and Blackwater

We sold some of the equipment of White Top and Blackwater , which consisted mainly of fluid hauling trucks and trailers and heavy construction equipment, during the first quarter of 2014. The sales resulted in a gain of approximately $23 thousand. We anticipate moving certain of the remaining assets to our operations in the Appalachian Region and selling the remaining assets belonging to these companies in the second and third quarters of 2014. The remaining equipment is being marketed at amounts equal to or in excess of our net book value at March 31, 2014.

Kenedy Hunter and Coy City Hunter Disposal Wells

On January 28, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in Karnes County, Texas for aggregate consideration of approximately $3.9 million pursuant to an Asset Purchase Agreement with Sable Environmental SWD 5, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.9 million with an interest rate of 10% per annum and maturity date of January 31, 2016. GreenHuner Water paid the joint venture partner $200 thousand from the consideration received at closing, resulting in a gain on the sale of approximately $202 thousand.

Dilley Disposal Well

On March 11, 2014, GreenHunter Water entered into an agreement to sell a saltwater disposal well and associated equipment located in Frio County, Texas to Sable Environmental SWD 7, LLC pursuant to an Asset Purchase Agreement for a purchase price of $4.6 million that included a $500 thousand non-refundable deposit that was accrued in accounts payable as of March 31, 2014. As a part of this Agreement, the purchaser has agreed to pay off the $2.9 million promissory note, in full, that was issued on January 28, 2014, when the first well in Karnes County, Texas was sold to the same purchaser. We closed on the sale of this well and received payment for the purchase price of the well and the payoff of the note on May 1, 2014. See Note 13 – Subsequent Events for further information.

Westhoff Hunter Disposal Well

On March 26, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in DeWitt County, Texas for aggregate consideration of approximately $3.4 million pursuant to an Asset Purchase Agreement with Clear Water Resources Partners, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.4 million with an interest rate of 10% per annum and maturity date of May 1, 2016. GreenHunter Water paid the joint venture partner $100 thousand from the consideration received at closing, resulting in a gain on the sale of approximately $140 thousand.

Oklahoma Disposal Wells

We are currently in negotiations to sell all three Oklahoma SWD wells and facilities, one of which was in operation at March 31, 2014, to a single buyer. This sale is anticipated to close sometime in the second quarter of 2014. The wells are being marketed at amounts equal to or in excess of our net book value at March 31, 2014.

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost. The following is a schedule of our fixed assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Land and improvements	$1,567,824	$1,549,059
Buildings	2,517,869	2,517,869
Water facilities, equipment, and other fixed assets
Water disposal and handling facilities	12,830,389	12,645,594
Fixed assets not yet in service	933,795	858,000
Transportation equipment	7,763,877	7,390,667
Other equipment	1,732,146	1,663,646
Furniture, fixtures & other	574,359	590,071
Assets held for sale	7,458,142	14,498,754
Total plant, equipment and other	31,292,708	37,646,732
Total fixed assets	35,378,401	41,713,660
Less: Accumulated depreciation	(5,525,331)	(4,721,312)
Net fixed assets	$29,853,070	$36,992,348

Fixed assets are not subject to depreciation until construction is complete and the assets are placed in service. We ceased depreciation of the assets held for sale as of December 2013 when we committed to the plan to sell these assets.

NOTE 6. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s asset retirement obligation transactions during the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
Asset retirement obligation at beginning of period	$(1,119,249)	$(922,386)
Liabilities incurred on new wells	(36,441)	-
Liabilities relieved on retirement of wells	54,133	-
Accretion expense	(29,217)	(23,747)
Asset retirement obligation at end of period	(1,130,774)	(946,133)
Less: current portion (1)	(100,100)	(100,100)
Non-current portion of asset retirement obligation (2)	$(1,030,674)	$(846,033)

(1)	The total current portion of asset retirement obligation of $100 thousand at March 31, 2014 and 2013 is associated with assets held for sale.

(2)	The non-current portion of asset retirement obligation at March 31, 2014 and March 31, 2013, includes $173 thousand and $222 thousand, respectively, associated with assets held for sale.

NOTE 7. NOTES PAYABLE

Notes Payable at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Notes payable for insurance premiums due in monthly installments through April, 2014, 6.73% fixed rate	$86,467	$309,035
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, continues in default	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% fixed rate (2)	1,324,581	1,347,051
Notes payable collateralized by equipment due in montly installments from December 9, 2014 to August 25, 2018, various rates from 4.25% to 15.05% (3)	4,235,570	4,674,817
Note payable collateralized by real estate due in monthly installments though December 28, 2032, 4.25% variable rate	1,074,455	1,083,886
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	1,650,000	1,787,500
Promissory notes assumed in acquisition secured by accounts receivable, inventory and equipment due on demand, maturing January 25, 2013 and February 10, 2013, 7% fixed rate, which are now in default, accruing at 18% (4)	1,016,853	979,863
Note payable collateralized by real estate due in monthly installments, maturing September 1, 2026, 6% variable rate	42,576	42,786
Note payable assumed in acquisition collateralized by equipment due in monthly installments, maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	244,312	257,176
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments, maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08% (1)	717,311	807,376
Note payable collateralized by property and equipment due in monthly installments, maturing September 13, 2023, 3.25% variable rate	1,052,641	1,076,468
Promissory note to related party interest and principal due April 30, 2014, 13% fixed rate	1,500,000	1,382,341
Notes payable for MAG TankTM financing in 2013, including $200 thousand to related parties, with interest due on the first of each month, maturing on various dates from November 14, 2014 to December 19, 2014, 15% fixed rate	1,463,372	1,443,652
Notes payable for MAG TankTM financing in 2014 with interest due on the first of each month, maturing on February 28, 2015 and March 14, 2015, 15% fixed rate	1,096,633	-
	15,594,771	15,281,951
Less: current portion	(8,187,035)	(7,226,951)
Total long-term debt	$7,407,736	$8,055,000

(1)	Includes notes classified as liabilities associated with assets held for sale of which $128 thousand is current and $54 thousand is long term
(2)

Note includes debt covenants for which we were not in compliance at December 31, 2013. The lender waived the default provisions related to our non-compliance as of December 31, 2013 and as of the next measurement period, December 31, 2014.

(3)

Includes notes that contained debt covenants for which we were not in compliance at December 31, 2013. The lender waived the default provisions related to our non-compliance as of December 31, 2013, the covenant’s next measurement period is as of December 31, 2014, and we anticipate that we will be in compliance with the current provisions as of that date.

(4)

Note balances do not include proceeds from the sale of the Company’s stock that was pledged as collateral against the notes. The bank holding the notes sold the stock and applied the proceeds to the notes, reducing the balance by $654 thousand to $347 thousand. The stock, which was part of the purchase price of the White Top and Blackwater acquisitions, was pledged by the sellers of these companies as collateral for the notes. These notes are part of a pending lawsuit the Company currently has against those sellers (See Note 10 – Commitments and Contingencies). The Company will not recognize the reduction in principal on these notes as a result of the sale of this stock until the lawsuit is settled.

The following table presents the approximate annual maturities based on the calendar year of debt and capital lease obligations as of March 31, 2014:

2014	$6,496,050
2015	3,285,256
2016	1,987,894
2017	2,123,192
2018	311,944
Thereafter	1,475,429
$15,679,765

Debt Covenants

The terms of the Company’s obligations with two financial institutions collateralized by equipment and real estate require the Company to comply, on an annual basis, with specific financial covenants including a debt service coverage ratio. The Company is required by the two financial institutions to maintain a ratio of debt service coverage equal to or in excess of 1.3 to 1.0 and 1.0 to 1.0, respectively. The respective ratios are calculated as the ratio of adjusted net income as defined by the specific covenants to required principal and interest payments on indebtedness. The Company was not in compliance with certain existing debt covenants contained in our secured debt agreements as of December 31, 2013. We obtained waivers from two of our lenders for the non-compliance in our debt covenants for the year ending December 31, 2013, and for an additional grace period for the year ending December 31, 2014 from one of the lenders. The covenant’s terms as defined by the other lender are less restrictive, and we believe we will be in compliance at the covenant’s next measurement date at December 31, 2014.

Notes Payable

In the first quarter of 2014, the Company closed on the private placement of approximately $1.1 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 100,879 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. The fair value of these warrants of approximately $42 thousand was recorded as a discount to the notes. The interest rate for the notes is 15%. The net proceeds of the placement are intended to fund additional MAG Panel™ inventory.

NOTE 8. STOCKHOLDERS’ EQUITY

The following table reflects balances in our outstanding preferred stock, common stock, and treasury stock as of the periods reflected in our financial statements. There were no transactions in the three months ended March 31, 2014.

	Preferred Stock	Common Stock	Treasury Stock
BALANCE, JANUARY 1, 2014	2,000,000	33,796,389	8,334

BALANCE, MARCH 31, 2014	2,000,000	33,796,389	8,334

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

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of March 31, 2014. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

Common Stock

We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series C cumulative preferred dividends have been satisfied.

Common Stock Warrants

The following is a summary of warrant activity for the three months ended March 31, 2014.

	Shares	Weighted Average Exercise Price	Weighted Average Expected Life
Outstanding - Beginning of Period	3,531,631	$1.98	0.78
Granted	100,879	$2.25	4.91
Exercised	-
Expired	(3,007,500)	$2.01
Outstanding - End of Period	625,010	$1.87	4.61
Exercisable - End of Period	625,010	$1.87	4.61

In the first quarter of 2014, the Company issued a total of 100,879 warrants, which expire five years from their issue dates, with an exercise price of $2.25 in connection with private debt placements.

NOTE 9. STOCK-BASED COMPENSATION

Common Stock Options

As of March 31, 2014, there was $1.4 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 2.07 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the three months ended March 31, 2014 are as follows:

Number of options issued	120,000
Weighted average stock price	$1.09
Weighted average exercise price	$1.09
Weighted average expected life of options (a)	6.00
Weighted average expected volatility (b)	64%
Weighted average risk-free interest rate	1.72%
Expected annual dividend per share	-
Weighted average fair value of each option	$0.62

(a)	The options have a life of ten years.
(b)

The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses. This also approximates the Company’s recent historical volatility.

The following is a summary of stock option activity during the three months ended March 31, 2014.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000s)
Outstanding - Beginning of Period	12,173,255	$3.83	$530
Granted	120,000	1.09	-
Exercised	-	-	-
Cancelled	(110,400)	1.09	-
Outstanding - End of Period	12,182,855	3.83	139
Exercisable - End of Period	9,090,608	$4.70	$95

*	The Aggregate Intrinsic Value was calculated using the March 31, 2014 and December 31, 2013 closing stock price of $0.97 and $1.16, respectively.

The following is a summary of stock options outstanding at March 31, 2014:

Exercise Price			Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Exercisable Options
$0.90	-	$1.00	1,989,999	7.02	1,353,330
$1.01	-	$1.20	1,265,000	9.21	-
$1.21	-	$1.55	470,000	8.56	133,333
$1.56	-	$1.75	2,286,697	8.10	1,472,786
$1.76	-	$2.00	1,780,667	5.47	1,740,667
$2.01	-	$10.00	3,490,332	3.16	3,490,332
$10.01	-	$15.00	43,999	3.91	43,999
$15.01	-	$18.00	36,667	3.89	36,667
$18.01	-	$20.00	792,828	3.88	792,828
$20.01	-	$22.75	26,666	4.13	26,666
			12,182,855		9,090,608

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

The Company rents property, equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $382 thousand and $581 thousand for the three months ended March 31, 2014 and 2013, respectively.

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

ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim, approximately $328 thousand by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

A hearing was held in September 2013 solely on the issue of whether ABB was a third party beneficiary to the settlement agreement with Crown. The court ruled in favor of GreenHunter Energy, Inc. and decided that ABB was not a third party beneficiary. GreenHunter is preparing a motion for an award of attorneys’ fees for the underlying action.

Glen Pasak, Clint Howard and Manuel Rodriquez, Plaintiffs v. GreenHunter Water, LLC and GreenHunter Energy, Inc., Defendants, in the 23rd District Court of Wharton County, Texas, Case No.: 46,749 filed May 16, 2013. This lawsuit has not yet been served on Defendants. Upon information and belief, we believe the lawsuit alleges as follows: On December 31, 2012, Plaintiffs sold their interest in Blackwater and White Top to Defendants. As part of the transaction, Defendants agreed to be responsible for all debts and liabilities of Blackwater and White Top. Plaintiffs agreed to allow Defendants to collect all accounts receivable to Blackwater and White Top as part of the transaction in an amount totaling $2.5 million, having relied on representations made by Defendants. Among the debts and liabilities assumed by Defendants was a $1.0 million line of credit to First National Bank of Eagle Lake, which debt was personally guaranteed by Plaintiffs. The assumption of this liability was material to the sales transaction and Plaintiffs relied on multiple representations by Defendants that the debt would be assumed completely by Defendants. However, despite these assurances, Defendants have failed to pay or re-finance the debt to First National Bank of Eagle Lake. Further, Defendants have failed to use any of the accounts receivable collected from Blackwater and White Top to retire this debt. The Defendants were served on October 9th, and the Defendants have answered. The defendants have filed a motion to transfer venue to Dallas County, Texas. The case has been ordered to mediation. A mediation date of Wednesday, May 28, 2014 has been set. GreenHunter Resources and GreenHunter Water believe this case has no merit and the Defendants will ultimately prevail on all matters arising under this lawsuit.

GreenHunter Energy, Inc., White Top and Blackwater, Plaintiffs v. Glen T. Pasak and Clint C. Howard, Defendants, in the 101st District Court of Dallas County, Texas, Case No.: DC-13-06478 filed June 12, 2013. Plaintiffs seek injunctive relief against the Defendants to force Defendants to turn over certain assets in Defendant’s possession to Plaintiff. Defendants have delivered the property requested to Plaintiffs. Plaintiffs have amended their petition to include causes of action against the Defendants for breach of the equity purchase agreements and fraud. Plaintiff has amended its petition to include injunctive relief for additional property that the Defendants have in their possession. The parties have entered into an agreed upon temporary injunction regarding the property in question. The case has been ordered to mediation. A mediation date of Wednesday, May 28, 2014 has been set.

First National Bank of Eagle Lake, Plaintiff v. White Top Oilfield Construction, LLC, Blackwater Services, LLC and GreenHunter Resources, Inc., Defendants, et al., in the 329th District Court of Wharton County, Texas, Case No.: 46,894 filed July 24, 2013. Plaintiff is demanding payment for two promissory notes in favor of the bank by White Top and two promissory notes in favor of the bank by Blackwater aggregating in the amount of $1.0 million. The Defendants have answered this lawsuit. Defendants have filed a plea in abatement to have the case moved to Dallas County, Texas. Settlement negotiations are ongoing. Plaintiff’s claim has been reduced to approximately $250 thousand based on sales of foreclosed assets from the Company and other defendants. The case has been ordered to mediation. A mediation date of Wednesday, May 28, 2014 has been set.

PetroChem, Inc. v. GreenHunter Energy, Inc., et al. in the Superior Court for the State of California, County of Imperial, Case No. ECU-05216. PetroChem, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. PetroChem is attempting to enforce payment of its claim, approximately $207 thousand by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

The PetroChem claim was stayed by the bankruptcy court but PetroChem is attempting to move forward with their claim now by asserting they are third party beneficiary to our Crown settlement agreement. As this claim is similar to the ABB claim above, management believes this case has little or no merit and the Company will ultimately prevail.

Elisema R. Jones and Gregory Joseph Jones v. Blackwater Services and Damien Pacheco. 365th District Court of Dimmitt County, Texas, Cause No. 11-12-11539-DCVAJA.Plaintiff brought suit against defendants for damages caused by an automobile accident with defendant Damien Pacheco, allegedly an employee of Blackwater. The claim is being handled by the insurance carrier and the Company estimates any damages will be covered by insurance.

Marcos Eric Ramon and Juan Castillo v .White Top Oilfield Construction and Jennay Marie Hawkins. 293rd District Court of Dimmitt County, Texas, Cause No. 13-07-12036-DCV. Plaintiff brought suit against defendants for damages caused by an automobile accident with defendant Jennay Hawkins, allegedly an employee of White Top. The claim is being handled by the insurance carrier and the Company estimates any damages will be covered by insurance.

SPX v. GreenHunter Energy, Inc., et al. in the Superior Court for the State of California, County of Imperial, Case No. ECU-5082. SPX was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. SPX is attempting to enforce payment of its claim, approximately $215 thousand.

The SPX claim was stayed by the bankruptcy court but SPX is attempting to move forward with their claim now as the stay has been lifted. Management believes this case has little or no merit and the Company will ultimately prevail.

Jose Torres, et al. v. GreenHunter Resources, Inc. and GreenHunter Water, LLC, in the 25th District Court, Lavaca County, Texas, Cause No. 14-04-22652 CV. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, was killed on December 17, 2013 while working inside a tanker truck on the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to the insurance companies for coverage. The Company has not yet answered the lawsuit and is currently conducting an investigation into this matter.

Jonathan D. Hoopes v. GreenHunter Resources, Inc., in the 162nd District Court of Dallas, County, Texas, Cause No. DC-14-03179. Plaintiff has sued the Company for breach of an employment agreement and enforcement of certain rights under various stock option agreements with the Company. Plaintiff is alleging he is owed one years’ salary upon termination and wants to continue to vest in certain stock options after his termination. Defendant’s answer is due on May 12, 2014 and the Company denies the allegations in the complaint as the Company had either reached an agreement with the plaintiff for his severance payment or had good cause to terminate the plaintiff.

Mission Vacuum and Pump Truck v. GreenHunter Water, LLC, in the 218th District Court, La Salle County, Texas, Cause No. 14-02-0018-CVL. Plaintiff filed suit against defendant to recover payments for goods and services rendered in the amount of approximately $311 thousand. The parties have reached an agreement on a payment plan, and payment will be made in full during 2014.

NOTE 11. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, we earned storage rental revenue for providing water storage tanks and equipment for lease to Triad Hunter, LLC. We also provided water disposal and transport services for Shale Hunter, Virco, Inc., and Triad Hunter (all wholly-owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder) during the three months ended March 31, 2014. Revenue from the affiliated companies totaled approximately $2.0 million for the quarter ended March 31, 2014.

During the three months ended March 31, 2013, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC and Triad Hunter, LLC, both wholly-owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder. We also provided water disposal and transport services for Triad Hunter during the three months ended March 31, 2013. Revenue from the affiliated companies totaled $3.1 million for the three months ended March 31, 2013.

Accounts receivable associated with the above revenue for related parties totaled $1.4 million and $2.1 million at March 31, 2014 and 2013, respectively.

The Company had an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $49 thousand at March 31, 2014, and $51 thousand at March 31, 2013 for pilot expenses.

We paid for air travel services from a company owned by Mr. Evans of $19 thousand and $32 thousand for the quarters ended March 31, 2014 and 2013, respectively.

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137.5 thousand per quarter. Interest expense related to this note was $45 thousand for the three months ended March 31, 2014 and $55 thousand for the three months ended March 31, 2013. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share.

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. As of March 31, 2014, there is $500 thousand available under this facility. Interest for this note was $59 thousand for the three months ended March 31, 2014 and $10 thousand for the year ended December 31, 2013. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum which is convertible to common stock. The letter of guarantee associated with this note has been extended through December 31, 2014.

Total related party payables were $80 thousand at March 31, 2014.

NOTE 12. SEGMENT DATA

We currently have one reportable segment: Water Management. However, we previously had two reportable segments: Water Management and Biomass. We have entered an agreement to sell the Biomass project with closing set for March 15, 2015. Since we are planning on selling this segment within the next 12 months, we have classified the Biomass assets as held for sale as of March 31, 2014.

The total assets for the Company’s one reporting segment are the total assets less the assets held for sale on the balance sheet. The capital expenditures for the single segment are noted on the cash flow statement.

See Note 3 – Discontinued Operations and Assets Held for Sale for more information.

NOTE 13. SUBSEQUENT EVENTS

On April 25, 2014, our Board of Directors approved a common stock grant of 1,250,000 shares for Mr. Gary C. Evans, our Chairman and Interim Chief Executive Officer as consideration for his past credit support to the Company. The Board also approved stock-based bonuses of 445,000 shares to certain members of management.

On April 25, 2014, our Board of Directors approved a total grant of 2,600,000 stock options with an exercise price of $0.98 per share to certain members of management.

On April 25, 2014, our Board of Directors approved certain officers of the Company to receive benefits pursuant to a change in control in accordance with their job descriptions and responsibilities to the Company, ranging from one year annual salary payment to three years annual salary payment.

On May 1, 2014, the Company’s wholly-owned subsidiary, GreenHunter Water, LLC, completed the sale of a saltwater disposal well and associated equipment located in Frio County, Texas pursuant to an Asset Purchase Agreement with Sable Environmental SWD 7, LLC. The Dilley Hunter SWD well was sold for total consideration of $4.7 million which was received at closing. The Company also received at closing the final payment for that certain promissory note dated January 29, 2014, in the principal amount of approximately $2.9 million between GreenHunter Water, LLC and Sable Environmental SWD 5, LLC. Therefore, the amount of cash consideration for these transactions totaled approximately $7.6 million.

On May 6, 2014, Mr. Gary C. Evans, our Chairman and Interim Chief Executive Officer, extended the maturity date associated with his $1.5 million promissory note to the Company to July 1, 2014.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2013 and with the financial statements and accompanying notes included herein. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements.

Overview

GreenHunter Resources, Inc. (“GreenHunter”), through its wholly-owned subsidiaries, operates assets involved in the fluids business as it relates to the oil and gas industry in the unconventional oil and natural gas resource plays.

Through our wholly-owned subsidiary GreenHunter Water, we provide Total Fluid Management Solutions™ in the oilfield. The Company’s approach to water management includes fixed-facility and mobile water treatment systems (Frac-Cycle ®), an expanding portfolio of UIC Class II Salt Water Disposal wells with advanced hauling and fresh water logistics services, a next-generation modular above-ground storage tank system (MAG Tank™), and compliance tracking technologies (RAMCAT™) that allow producers to reduce costs while they account for their fluids from cradle-to-grave and adhere to emerging regulations.

It has been our goal to become a leading provider of water management solutions as it relates to the oil and gas industry in the unconventional resource plays in the Appalachian Region where we are predominantly active. The Company has acquired or leased acreage in the Marcellus, Utica, Mississippian Lime, Eagle Ford, and Bakken Shale areas located in Appalachia, Oklahoma, South Texas, Eastern Montana and North Dakota, respectively. As of March 31, 2014, we operated commercial water service facilities, including 10 disposal wells (nine in Appalachia and one in Oklahoma).

We operate a fleet of trucks located in Appalachia that are used to transport fluids to disposal and water treatment sites. Additionally, the Company has acquired or leased various sites along the Ohio River in Appalachia to facilitate the use of barges as a low cost method of hauling fluids. We anticipate initiating barge hauling services in 2014.

In late 2013, the Company decided to sell all of its disposal wells and properties in South Texas and Oklahoma, to either move to Appalachia or sell all of its equipment in South Texas owned by White Top and Blackwater, and to discontinue operation in both of these areas in order to concentrate our efforts in Appalachia. We believe this area represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas wells except one in the first quarter of 2014, and the last one sold on May 1, 2014. We expect to close on our remaining Oklahoma fixed assets in the second quarter of 2014. At that point, we intend to cease operating in South Texas and Oklahoma. Additionally, we do not intend to develop or extend the existing leases we currently have in Montana and North Dakota.

We have deployed several modular above-ground temporary water storage systems in the Marcellus Shale and have installed and operated an onsite semi-portable water treatment facility in the Appalachian Region. We have designed and engineered and are currently marketing this proprietary next-generation large format modular above-ground water storage system. We have also deployed a proprietary tracking system that provides cradle-to-grave manifest tracking of oilfield water waste streams, and we are evaluating a license for new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse. As part of our strategy of focusing our growth in the Appalachian Region, we expect to add more new disposal wells in early 2014, including constructing pipelines to transport produced liquids, which will lower the cost associated with transporting liquids as well as increase the related profit margins.

We believe that our ability to successfully compete in the oil field fluids industry depends on many factors, including the location and low cost construction of our planned facilities, execution of our acquisition strategy, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate capital, proper and meaningful governmental support which may include tax incentives and credit enhancements, and recruitment and retention of experienced management and qualified field personnel.

Current Plan of Operations and Ability to Operate as a Going Concern

As of March 31, 2014, we had a working capital deficit of $7.7 million, of which $1.2 million is non-recourse to the parent company, GreenHunter Resources, Inc.

While we are generating increasingly significant revenues from our water management activities, we have continued to experience losses from our ongoing operations (but at a significantly reduced level), which raises doubt about our ability to continue as a going concern. Additionally, we were not in compliance with certain existing covenants contained in certain secured debt agreements with two lenders as of December 31, 2013; however, waivers were obtained from the specific lenders for December 31, 2013, and for an additional grace period for the year ending December 31, 2014 from one of the lenders. The covenant’s terms as defined by the other lender are less restrictive, and we believe we will be in compliance at the covenant’s next measurement date at December 31, 2014. Although we have obtained waivers for the events of default resulting from the non-compliance with certain financial covenants, the lenders under the affected secured debt arrangements retain rights to call that debt in the event we are unable to attain compliance with the required ratios in future periods. While we do not believe that it is probable that we will be out of compliance with the requirements of the affected agreements once the waivers lapse, compliance is dependent upon improvements in the results of our operations. We believe that we can continue to improve the results of our operations, considering our renewed focus on our Appalachian operations and abandonment of our South Texas and Oklahoma operations as discussed elsewhere in this Form 10-Q, but there can be no assurance that we can attain such improvements. In the event that we are unable to meet the requirements of our secured debt arrangements, we will be required to either a) seek refinancing of those loans; b) repay amounts outstanding under the agreements via new financing or sales of existing assets or operations; or c) a combination of the two. Considering our current financial position, we may be forced to accept terms of refinancing or sales that would be less favorable than those available to other entities.

In late 2013, Management decided to focus on expanding our future operations only in the Appalachian Region. As part of this strategy, we committed to a plan to sell our fixed assets in South Texas and Oklahoma. These assets were classified as held for sale as of December31, 2013, and the remaining unsold assets continue to be held for sale at March 31, 2014. We are generating significant cash from these non-core asset sales. We intend to use this additional capital to assist in significantly reducing our working capital deficit and to provide the growth capital needed to fund additional new projects that are a part of our overall business plan to grow our business in Appalachia.

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

On March 11, 2014, GreenHunter Water entered into an agreement to sell a saltwater disposal well and associated equipment located in Frio County, Texas to Sable Environmental SWD 7, LLC pursuant to an Asset Purchase Agreement for a purchase price of $4.6 million that included a $500 thousand non-refundable deposit. As a part of this Agreement, the purchaser has agreed to pay off the $2.9 million promissory note, in full, that was issued on January 28, 2014, when the first well in Karnes County, Texas was sold to the same purchaser. We closed on the sale of this well and received payment for the purchase price of the well and the payoff of the note on May 1, 2014. See Note 13 – Subsequent Events for further information.

On March 26, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in DeWitt County, Texas for aggregate consideration of approximately $3.4 million pursuant to an Asset Purchase Agreement with Clear Water Resources Partners, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.4 million with an interest rate of 10% per annum and maturity date of May 1, 2016.

We have additional assets in South Texas and Oklahoma that continue to be held for sale at March 31, 2014. We anticipate we will close on the sale of these assets sometime in the second quarter of 2014. These assets are being marketed at amounts equal to or in excess of our net book value at March 31, 2014.

In December 2013, the Company entered into a letter of intent to sell our remaining renewable asset, a biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the biomass project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month to date and is required to continue the monthly payments for a year or until deciding to ultimately purchase the property. The monthly payments, as well as the initial $25 thousand fee, are non-refundable and can be used at our discretion, but will be applied to the purchase price if it is ultimately consummated. As of March 31, 2014, the Company has received $125 thousand toward the purchase price of this property.

In late 2013 and early 2014, the Company closed on several private placements of unsecured debt totaling $1.5 million in 2013 and an additional $1.1 million in 2014 for the purpose of building MAG Tanks™. The Company had contracted with two manufacturing facilities to build MAG Panel™ inventory at March 31, 2014. We expect sales and rentals of MAG Tanks™ to increase our operating cash flows in 2014.

During the year ended December 31, 2013, the Company borrowed an additional $1.5 million under a promissory note due to the Company’s Chairman and Interim Chief Executive Officer. As of March 31, 2014, there is $500 thousand available under this facility. The letter of guarantee associated with this note has been extended through December 31, 2014.

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities

•	The sale of certain assets classified as held for sale during the first quarter of 2014 and the expected sale of our remaining assets held for sale at March 31, 2014

•	The sale of our Mesquite Lake property

•	The proceeds from unsecured credit facilities (such as those related to our MAG Panel™ production)

•	Letter of credit guarantee from our Chairman

Our ability to fund all of our planned capital expenditures is largely dependent on the Company’s ability to secure additional capital. Management believes that the steps we have taken to significantly improve our working capital position will enhance the prospect of seeking additional capital through a number of different sources. However, there can be no assurance that the Company will be successful in raising sufficient capital to fund the development of our water management business or that we will generate sufficient cash flow to fund our ongoing operating cash flow needs, in which case, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013:

The following table summarizes results from continuing operations for the three months ended March 31, 2014 and 2013:

	2014	2013	Change	Change %
Revenues:
Water disposal revenue	$3,683,862	$2,554,180	$1,129,682	44.2%
Transportation revenue	3,434,494	1,614,317	1,820,177	112.8%
MAG Tank™ revenue	800,000	-	800,000	0.0%
Skim oil revenue	340,219	153,332	186,887	121.9%
Storage rental revenue and other	219,962	404,420	(184,458)	-45.6%
Total revenues	8,478,537	4,726,249	3,752,288	79.4%
Cost of goods and services provided	6,029,635	3,205,603	2,824,032	88.1%
Margin (1)	2,448,902	1,520,646	928,256	61.0%
Margin %	28.9%	32.2%
Depreciation and accretion expense	763,984	716,884	47,100	6.6%
Stock based compensation	369,409	416,923	(47,514)	-11.4%
Selling, general and administrative	2,081,110	1,818,887	262,223	14.4%
Operating Loss	(765,601)	(1,432,048)	666,447	-46.5%

(1)	Margin is defined as revenues less cost of goods and services provided and excludes depreciation and accretion, impairment, selling, general and administrative and stock compensation expense costs.

Total Revenues

The increase in disposal revenue related to continuing operations was mainly due to an increase in capacity and volumes. We operated nine disposal wells in Appalachia as of the end of the first quarter of 2014. Eight wells operated for the first three months of 2014, and an additional new well was put into service in Meigs County, Ohio, on March 1, 2014. Only seven wells were in operation in Appalachia for the first quarter of 2013. All of our wells in Appalachia operated at or near their capacity in the first quarter of 2014.

The increase in transportation revenue was due to two factors. Our Appalachia trucking fleet increased from 26 trucks in the first quarter of 2013 to 37 trucks for the same period in 2014, which enabled us to haul more fluids. Additionally, we had customer demands for hauling services beyond our capacity, so we were required to hire third-party trucking companies to provide those services, which we subsequently billed to our customers.

We sold a MAG Tank™ in the first quarter of 2014. We had not yet initiated the sale of MAG Tanks™ in the first three months of 2013.

Skim oil revenue increased mainly due to increased disposal volumes in the Utica shale play, which has a greater percentage of hydrocarbon liquids. Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that was mixed with the water that is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and ultimately sold.

Our other revenue decreased mainly due to a large remediation contract we obtained early in 2013 that did not continue into 2014.

Cost of Goods and Services Provided

Our operating costs related to continuing operations increased due to the overall increase in the activity of our business. However, operating costs increased at a faster rate than revenue when comparing the first quarter of 2014 to the first quarter of 2013. This was due to several reasons, but the largest factor was our use of third-party trucking which is less profitable for us, in order to meet a significant portion of our customers’ demand requirements. Due to the competitiveness of the oilfield environment, we were not able to generate adequate revenues to cover all of these transportation costs. We are looking at ways to cause our trucking operation to be more efficient as well as developing alternative methods of transporting fluids, including the use of barging and pipelines. We expect our trucking margins to improve over the remainder of 2014 as we implement these changes.

Depreciation and Accretion Expense

Depreciation and accretion expense increased due to assets that were in service for the full first quarter of 2014 versus only part of the first quarter for 2013, as well as due to the depreciation for assets added during 2014. However, these increases were mostly offset because depreciation for assets sold and assets held for sale in the first quarter of 2014 was not recorded.

Stock Based Compensation

This decrease in stock based compensation for the first three months of 2014 versus the first three months of 2013 is mainly due to the lower stock prices for more recent stock grants in contrast to the higher prices in earlier years. We expect stock based compensation expense to increase in future periods as we continue to expand our personnel necessary to conduct our water management business.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $2.1 million and $1.8 million during the quarter ended March 31, 2014 and 2013, respectively. This increase is due to expansion of our business activities. We believe our SG&A costs will be stable in 2014 but may grow if we see significant growth in our business.

The following is a schedule of our selling, general and administrative expense for the three months ended March 31,:

	2014	2013	Variance
Personnel and related costs	$1,238,246	$906,389	$331,857
Office and related costs	359,724	261,167	98,557
Travel, selling, and marketing	101,590	167,637	(66,047)
Professional fees	330,940	445,938	(114,998)
Taxes and permits	50,610	37,756	12,854
Total	$2,081,110	$1,818,887	$262,223

Operating Loss

The decrease in operating loss is primarily due to the sale of a MAG Tank™ in the first quarter of 2014 without a corresponding sale in the first quarter of 2013. The increase in water disposal volumes in the Appalachian Region where our margins are higher also contributed to the improved operating loss.

Other Income and Expense

Total other expense was $493 thousand for the quarter ended March 31, 2014 as compared to an expense of $228 thousand for the quarter ended March 31, 2013. The components of the total other income/expense include the following: 1) Interest expense was approximately $447 thousand in 2014 compared to approximately $229 thousand for 2013. We expect our interest expense will continue to increase as we add overall indebtedness to fund our future expansion activities. 2) The loss on the sale of assets was $56 thousand in 2014 versus $0 in 2013. 3) Other income was $10 thousand and $1 thousand for 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of March 31, 2014, we had cash and cash equivalents of approximately $2.7 million and a working capital deficit of $7.7 million as compared to cash and cash equivalents of $1.3 million and a working capital deficit of $9.7 million as of March 31, 2013. The increase in cash and decrease in the working capital deficit were due to the activities described below.

Operating Activities

During the first three months of 2014 and 2013, operating activities provided $1.3 million and used $4.1 million, respectively. We expect cash flows from operating activities will be sufficient to meet our operating needs in the near term, but we expect increases in cash flows from new assets placed in service over the next twelve months to improve our ability to fund our operations within operating cash flow.

Investing Activities

During the quarter ended March 31, 2014, investing activities provided approximately $1.2 million in cash. This was comprised of $1.8 million of cash in net proceeds from the sale of assets, which were primarily part of the assets held for sale at December 31, 2013, including the sale of the Kenedy and Coy City disposal wells, the sale of the Westhoff disposal well, and the sale of certain equipment related to White Top and Blackwater . Also, offsetting this was approximately $521 thousand used for capital expenditures for water disposal facilities in Appalachia and $132 thousand of cash classified as restricted.

During the quarter ended March 31, 2013, we used approximately $779 thousand in cash in investing activities, principally for the acquisition of a barging terminal facility and construction of our South Texas wells.

Financing Activities

During the quarter ended March 31, 2014, our financing activities used $1.0 million. The net financing proceeds were mostly due to net borrowings of $214 thousand offset by $1.3 million in preferred stock dividends.

The cash provided during the 2013 first quarter was $4.3 million. The 2013 period proceeds were $5.1 million, net of costs, for the sale of our Series C Preferred Stock and common stock, proceeds of $116 thousand from the exercise of warrants and options, and proceeds of approximately $850 thousand from borrowing on notes payable. We made payments on notes payable of $768 thousand and paid approximately $1.0 million of dividends on our 10% Series C Preferred Stock.

Investing Activities and Future Requirements

Capital Expenditures

During the first three months of 2014, we invested approximately $521 thousand in capital expenditures, mainly for new disposal wells in Appalachia.

During the first three months of 2013, we invested approximately $779 thousand in capital expenditures, principally for the acquisition of a barging terminal facility and construction of our South Texas wells.

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

Water Resource Management

In late 2013, the Company decided that the best use of its resources was to concentrate its future growth on the Appalachian Region. As part of this plan, the Company expects this growth to center around the following:

•

The addition of new disposal wells in the Appalachian Region. One new disposal well was added during the first quarter of 2014, and several additional wells are currently being developed or are in the planning stages, and we expect to approximately double our disposal capacity over the next twelve months in Appalachia.

•

The development of its current barge facilities as well as adding additional barging locations which will enable the Company to transport water to disposal sites at prices more competitive than traditional transportation methods. The Company expects this to result in higher profit margins as compared to traditional transportation methods. Barging activities are expected to begin late in the second quarter or early in the third quarter of 2014.

•

The construction of pipelines to carry produced water to disposal wells. We expect this lower cost method of transporting water to enhance our ability to attract and retain customers in this market. The new disposal well added during the first quarter of 2014 is fed by a pipeline from an existing off-load facility, which we expect to increase the incremental profit margin for water disposal for this well. Most of the wells we intend to add during 2014 will be fed by pipelines from existing or new off-load terminals.

•

The addition of transport trucks and trailers to our fleet to reduce our dependence on third party trucking needed to meet the demands of our customers, which we also expect to improve our profit margins. We are in the process of increasing our truck fleet in Appalachia by the transfer of a portion of the truck fleet formerly used in South Texas to the Appalachian Region.

•	An increase in the sales and rental of our MAG Tanks. We are currently having MAG Tank™ inventory constructed in two manufacturing locations in anticipation of growth in this business activity.

•	The addition of additional water treatment facilities to broaden the use of our Frac Cycle technology.

As part of our focus on the Appalachia Region going forward, the Company expects to sell most of its fixed assets in South Texas and Oklahoma to improve both our working capital deficit and to provide capital necessary for our growth plans in Appalachia. Some equipment formerly used in South Texas has been or is in the process of being transferred to Appalachia.

We have  previously closed the sale of all of our South Texas wells except one in the first quarter of 2014, and the last well closed on May 1, 2014. We expect to sell our Oklahoma wells sometime in the second quarter of 2014.

The estimated total net proceeds from assets sold or currently under contract exceed $10.0 million. Management is continuing its discussions with various parties concerning new loans and/or possibly equity necessary to fund its future growth plans in Appalachia.

Critical Accounting Policies and Other

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of March 31, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Fixed-rate long-term debt	$13,889,765	$4,706,050	$5,273,150	$2,435,136	$1,475,429
Fixed-rate interest payments	2,128,743	854,152	709,720	217,793	347,078
Notes due to related parties	1,700,000	1,700,000	-	-	-
9% Series B Secured Redeemable Debentures (a)	115,110	115,110	-	-	-
Operating leases (b)	965,316	387,792	394,607	90,000	92,917
Total Contractual Obligations	$18,798,934	$7,763,104	$6,377,477	$2,742,929	$1,915,424

(a)	Assumes 9% interest over 1 year term due to its classification.
(b)	Represents future minimum lease payments for non-cancelable operating leases for property, equipment and certain office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

There were no material changes in our Quantitative and Qualitative Disclosures about Market Risks from our Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of March 31, 2014. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Disclosure Controls and Procedures and in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We operate in a highly regulated industry. We are subject to the regulatory authority of the SEC, the EPA and numerous other federal and state governmental agencies. From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. While we cannot predict the outcome of any proceeding with certainty, we do not believe that there are any claims or actions pending or threatened against us, the ultimate disposition of which we believe would have a material adverse effect on us or our operations. Refer to Note 10 – Commitments and Contingencies in this Form 10-Q for further information.

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

10.11	Form of the Company’s Stock Option Agreement (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.12	2013 Long-Term Incentive Compensation Plan (Incorporated by reference to the Company’s Form 10-Q dated June 30, 2013)

Exhibit Number	Exhibit Title
10.13

Asset Purchase Agreement by and among GreenHunter Water, LLC, Westhoff Hunter, LLC, and Clear Water Resources Partners, LLC, dated March 26, 2014 (Incorporated by reference to the Company’s Form 8-K, dated March 28, 2014)

10.14

Asset Purchase Agreement by and among GreenHunter Water, LLC, Dilley Hunter, LLC, and Sable Environmental SWD 7, LLC, dated March 11, 2014, as amended (Incorporated by reference to the Company’s Form 8-K, dated March 26, 2014)

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

GreenHunter Resources, Inc.

Date: May 12, 2014	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Interim Chief Executive Officer

Date: May 12, 2014	By:	/s/ Kirk J. Trosclair
Kirk J. Trosclair
Executive Vice President and Chief Operating Officer

Date: May 12, 2014	By:	/s/ Ronald McClung
Ronald McClung
Senior Vice President and Chief Financial Officer

Date: May 12, 2014	By:	/s/ Morgan F. Johnston
Morgan F. Johnston
Senior Vice President, General Counsel and Secretary