Form 10-Q
period 2014-06-30
GreenHunter Resources, Inc.
filed 2014-08-11
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 11, 2014 there were 35,483,055 shares of the registrant’s common stock ($0.001 par value) outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,523,315	$1,302,857
Restricted cash	132,000	-
Accounts receivable, net of allowance of $370,820 and $380,280, respectively	3,404,557	6,907,111
Related party accounts receivable, no allowance considered necessary	1,541,678	906,701
Notes receivable - current	161,148	-
MAG Tank™ inventory	2,019,477	82,300
Prepaid expenses and other current assets	821,118	1,708,705
Total current assets	10,603,293	10,907,674
FIXED ASSETS:
Land and improvements	1,567,824	1,549,059
Buildings	2,517,869	2,517,869
Water facilities, equipment, and other fixed assets	24,289,226	23,147,978
Accumulated depreciation	(6,256,105)	(4,721,312)
Assets held for sale	3,380,968	14,498,754
Net fixed assets	25,499,782	36,992,348
OTHER ASSETS:
Notes receivable	2,190,568	-
Other non-current assets	119,740	125,778
Total assets	$38,413,383	$48,025,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$7,079,544	$7,056,725
Accounts payable and accrued liabilities, $1,183,698 non-recourse for biomass	7,608,655	13,134,677
Accounts payable to a related party	150,473	133,517
Liabilities associated with assets held for sale	120,534	270,326
Total current liabilities	14,959,206	20,595,245
NON-CURRENT LIABILITIES:
Notes payable, less current portion	6,875,154	7,987,848
Asset retirement obligation	882,294	797,786
Liabilities associated with assets held for sale	150,758	288,514
Total liabilities	22,867,412	29,669,393
COMMITMENTS AND CONTINGENCIES (Note 10 )
STOCKHOLDERS’ EQUITY:
Series C Preferred Stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 1,975,250 issued and outstanding and liquidation preference of $49,381,250 at June 30, 2014 and 2,000,000 issued and outstanding and liquidation preference of $50,000,000 at December 31, 2013	39,710,764	40,387,706
Common stock, $.001 par value, 90,000,000 shares authorized, 35,491,389 issued and 35,483,055 outstanding at June 30, 2014, and 33,796,389 issued and 33,788,055 outstanding at December 31, 2013	35,491	33,796
Additional paid-in capital	121,453,693	118,809,722
Accumulated deficit	(145,644,828)	(140,865,668)
Treasury stock, at cost, 8,334 shares at both dates	(9,149)	(9,149)
Total stockholders’ equity	15,545,971	18,356,407
Total liabilities and stockholders’ equity	$38,413,383	$48,025,800

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Water disposal revenue	$3,618,936	$2,757,173	$7,302,798	$5,311,353
Transportation revenue	2,821,196	1,919,019	6,255,690	3,533,336
Environmental services revenue	14,172	-	14,172	-
MAG Tank™ revenue	86,142	-	886,142	-
Skim oil revenue	180,669	382,118	520,888	535,450
Storage rental revenue and other	151,197	754,057	371,159	1,158,477
Total revenues	6,872,312	5,812,367	15,350,849	10,538,616
COST OF GOODS AND SERVICES PROVIDED:
Cost of goods and services provided	4,980,333	3,679,691	11,009,968	6,885,294
Depreciation and accretion expense	729,158	713,130	1,493,142	1,430,014
Stock based compensation	2,234,403	483,261	2,603,812	900,184
Selling, general and administrative	2,086,278	1,786,867	4,167,388	3,605,754
Total costs and expenses	10,030,172	6,662,949	19,274,310	12,821,246
OPERATING LOSS	(3,157,860)	(850,582)	(3,923,461)	(2,282,630)
OTHER INCOME (EXPENSE):
Interest and other income	73,769	403	84,049	905
Interest, amortization and other expense	(360,693)	(230,711)	(807,644)	(459,633)
Gain (loss) on sale of assets	(8,970)	2,257,319	(65,198)	2,257,319
Gain (loss) on settlements of payables	133,554	(5,000)	133,554	(5,000)
Total other income / (expense)	(162,340)	2,022,011	(655,239)	1,793,591
Net income (loss) before taxes	(3,320,200)	1,171,429	(4,578,700)	(489,039)
Income tax expense	-	-	-	-
Income (loss) from continuing operations (Note 3)	(3,320,200)	1,171,429	(4,578,700)	(489,039)
Income (loss) from discontinued operations	2,429,233	(1,708,557)	2,299,539	(7,509,196)
Net loss	(890,967)	(537,128)	(2,279,161)	(7,998,235)
Preferred stock dividends	(1,250,000)	(1,136,383)	(2,499,999)	(2,163,030)
Net loss to common stockholders	$(2,140,967)	$(1,673,511)	$(4,779,160)	$(10,161,265)

Weighted average shares outstanding, basic and diluted	35,044,356	33,433,083	34,423,820	33,395,992
Net loss per share from continuing operations, basic & diluted	$(0.13)	$-	$(0.21)	$(0.08)
Net income (loss) per share from discontinued operations, basic & diluted	$0.07	$(0.05)	$0.07	$(0.22)
Net loss per share, basic & diluted	$(0.06)	$(0.05)	$(0.14)	$(0.30)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2014 TO JUNE 30, 2014

	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
BALANCE, JANUARY 1, 2014	$40,387,706	$33,796	$118,809,722	$(140,865,668)	$(9,149)	$18,356,407
Share based payments to officers		$1,695	$1,659,405			1,661,100
Stock based compensation expense			942,712			942,712
Warrants issued in connection with debt offering			41,854			41,854
Gain on settlement of lawsuits	(676,942)					(676,942)
Dividends on preferred stock				(2,499,999)		(2,499,999)
Net loss				(2,279,161)		(2,279,161)
BALANCE, JUNE 30, 2014	$39,710,764	$35,491	$121,453,693	$(145,644,828)	$(9,149)	$15,545,971

 See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,279,161)	$(7,998,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	1,503,492	2,114,448
Impairment of asset value	-	1,911,917
Goodwill impairment	-	2,799,044
Gain on sale of assets	(1,076,752)	(1,774,867)
Gain on settlement of payables	(133,554)	-
Gain on settlement of lawsuits	(1,859,145)	-
Non-cash stock-based compensation	2,603,812	900,184
Amortization of debt discount	171,050	-
Changes in operating assets and liabilities:
Accounts receivable	3,527,554	(899,789)
Related party accounts receivable	(625,977)	(27,189)
Inventory	(1,937,177)	(1,220,780)
Prepaid expenses and other current assets	893,625	(487,587)
Accounts payable and accrued liabilities	(4,977,098)	(1,651,631)
Related party accounts payable	16,956	-
Net cash used in operating activities	(4,172,375)	(6,334,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,104,293)	(3,312,794)
Proceeds from notes receivable	2,898,284	-
Proceeds from sale of assets	6,587,028	5,200,000
Change in restricted cash	(132,000)	-
Net cash provided by investing activities	8,249,019	1,887,206

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	-	5,148,510
Proceeds from the exercise of warrants and options	-	115,750
Proceeds from notes payable	1,591,961	1,752,382
Payment of notes payable	(1,948,148)	(1,622,349)
Preferred stock dividends paid	(2,499,999)	(2,163,030)
Net cash provided by (used in) financing activities	(2,856,186)	3,231,263

CHANGE IN CASH	1,220,458	(1,216,016)
CASH, beginning of period	1,302,857	1,765,642
CASH, end of period	$2,523,315	$549,626

Cash paid for interest	$(917,659)	$(453,695)

NON-CASH TRANSACTIONS:
Accrued capital costs	$512,192	$703,815
Notes receivable received in connection with sale of assets	$5,250,000	$-
Gain on settlement of lawsuits related to the White Top and Blackwater acquisitions, excluding the gain on the receipt of preferred stock	$(1,182,203)	$-
Gain on settlement of lawsuits related to the White Top and Blackwater acquisitions for receipt of preferred stock	$(676,942)	$-

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

In this quarterly report on Form 10-Q, the words “GreenHunter Resources”, “company”, “we”, “our” and “us” refer to GreenHunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of June 30, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, are unaudited. The December 31, 2013 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) as required by Regulation S-X, Rule 10-01 have been made to present fairly the financial position at June 30, 2014, and the results of operations for the three and six months ended June 30, 2014 and 2013, changes in stockholders’ equity for the six months ended June 30, 2014, and cash flows for the six month periods ended June 30, 2014 and 2013. Non-recurring adjustments based on generally accepted accounting principles for discontinued operations, assets held for sale, and liabilities associated with assets held for sale have also been made.

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2013 Form 10-K. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the operating results that will occur for the full year.

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

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the six months ended June 30, 2014 and 2013, as their effects would have been anti-dilutive.

	June 30,
	2014	2013
Stock options	14,845,355	13,083,981
Warrants	625,010	3,007,500
Convertible debentures	60,588	87,452
Convertible promissory notes	605,000	880,000
Total	16,135,953	17,058,933

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of June 30, 2014 would be 24,940,025 common shares.

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

NOTE 2. LIQUIDITY

Current Plan of Operations and Ability to Operate as a Going Concern

As of June 30, 2014, we had a working capital deficit of $4.4 million of which $1.2 million is non-recourse to the parent company, GreenHunter Resources, Inc. While we are generating increasingly significant revenues from our water management activities, we have continued to experience losses from our ongoing operations (but at a significantly reduced level), which raises doubt about our ability to continue as a going concern. Additionally, we were not in compliance with certain existing debt covenants contained in our secured debt agreements as of December 31, 2013. We obtained waivers from two of our lenders for the non-compliance in our debt covenants for the year ending December 31, 2013, and for an additional grace period for the year ending December 31, 2014 from one of the lenders.

In late 2013, Management decided to focus on expanding our future operations specifically only in the Appalachian Region. As part of this strategy, we committed to a plan to sell our fixed assets in South Texas and Oklahoma. These assets were classified as held for sale as of December 31, 2013, and the remaining unsold assets continue to be held for sale at June 30, 2014. We are generating significant cash from the sale of these non-core assets. We are using this additional capital to assist in significantly reducing our working capital deficit and providing the growth capital needed to fund additional new projects that are a part of our overall business plan to grow our business in Appalachia. Our working capital deficit has improved from a $9.7 million deficit at December 31, 2013 to our current deficit of $4.4 million at June 30, 2014, $1.2 million of which is non-recourse to the parent company.

We have determined that additional assets located in Oklahoma should be held for sale at June 30, 2014. We anticipate we will close on the sale of these assets sometime in the second half of 2014. These assets are being marketed at amounts equal to or in excess of our net book value at June 30, 2014.

In December 2013, the Company entered into a letter of intent to sell our remaining renewable asset, a biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the biomass project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month to date and is required to continue the monthly payments for a one year period or until deciding to ultimately purchase the property. The monthly payments, as well as the initial $25 thousand fee, are non-refundable and can be used at our discretion, but will be applied to the purchase price if it is ultimately consummated. As of June 30, 2014, the Company has received $275 thousand toward the sales price of this property.

In late 2013 and early 2014, the Company closed on several private placements of unsecured debt totaling $1.5 million in 2013 and an additional $1.1 million in 2014 for the purpose of building MAG Tanks™. The Company had contracted with two manufacturing facilities to build MAG Panel™ inventory at June 30, 2014. We expect sales and rentals of MAG Tanks™ to increase our operating cash flows in 2014. We have approximately $2.0 million of panels in inventory at June 30, 2014, and additional panels under construction at that date.

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. As of June 30, 2014, there is $500 thousand available under this facility. The letter of guarantee associated with this note has been extended through December 31, 2014.

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities
•	The expected sale of our remaining assets held for sale at June 30, 2014
•	The sale of our Mesquite Lake property
•	Letter of credit guarantee from our Chairman
•	The sale of debt or equity securities under a universal “shelf” registration statement during the last half of 2014
•	The proceeds from capital project related financing

Our ability to fund all of our planned capital expenditures is largely dependent on the Company’s ability to secure additional new capital. Management believes that the steps we have taken to significantly improve our working capital position will enhance the prospect of seeking additional capital through a number of different sources. However, there can be no assurance that the Company will be successful in raising sufficient capital to fund the development of our water management business and associated ventures or that we will generate sufficient cash flow to fund our ongoing operating cash flow needs, in which case, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available, however, we have been successful in achieving at least market value for the non-core assets sold to date.

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In late 2013, we adopted a plan to sell all of our assets in South Texas and Oklahoma and discontinue our operations in these two geographical areas in order to concentrate 100% of our efforts in Appalachia. Based on this decision, the Company is continuing to negotiate with buyers for its three disposal wells in Oklahoma, has sold all of its disposal wells in South Texas which include three operating wells and a lease to develop a fourth disposal well, and has sold or has auction dates set for the sale of the remaining assets previously classified as held for sale for White Top and Blackwater, which were used in our South Texas operations.

We ceased depreciation of fixed assets held for sale as of December 2013.

On May 14, 2007, we acquired a biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. For multiple reasons, including economic, Management subsequently determined that development of this project was not practicable. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million, and recorded an impairment to write the asset down to that amount. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the Mesquite Lake Biomass Project to ML Energy Park, LLC for $2.0 million. The final closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month, totaling $275 thousand to date, and is required to continue monthly payments for a one year period or until deciding to ultimately purchase the property. The monthly payments and the initial $25 thousand fee are non-refundable, but will be applied to the purchase price if it is ultimately consummated. The biomass assets were classified as held for sale at June 30, 2014. The previously reportable Biomass segment is being reported as part of discontinued operations.

The following represents selected items from the results of discontinued operations as of the dates indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue from discontinued operations	$104,035	$3,100,877	$523,385	$6,966,198
Gain on settlement of lawsuits	1,859,145	-	1,859,145	-
Gain (loss) on sale of assets	822,321	(477,452)	1,141,951	(893,945)
Goodwill impairment	-	-	-	2,799,044
Impairment of assets	-	-	-	1,911,917
Net income (loss) from discontinued operations before taxes	2,429,233	(1,708,557)	2,299,539	(7,502,521)
Income tax expense	-	-	-	(6,675)
Income (loss) from discontinued operations	2,429,233	(1,708,557)	2,299,539	(7,509,196)

NOTE 4. ACQUISITIONS AND DIVESTITURES

White Top and Blackwater

We sold a portion of the equipment of White Top and Blackwater , which consisted mainly of fluid hauling trucks and trailers and heavy construction equipment, during the first and second quarters of 2014. The sales resulted in a gain of approximately $81 thousand. We moved certain of the remaining assets to our field operations in the Appalachian Region and anticipate selling at auction the few remaining assets classified as held for sale belonging to these companies in the third quarter of 2014. We anticipate that the remaining equipment that is scheduled to be auctioned will sell for amounts equal to or in excess of our net book value at June 30, 2014.

Kenedy Hunter and Coy City Hunter Disposal Wells

On January 28, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in Karnes County, Texas for aggregate consideration of approximately $3.9 million pursuant to an Asset Purchase Agreement with Sable Environmental SWD 5, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.9 million with an interest rate of 10% per annum and maturity date of January 31, 2016. GreenHuner Water paid the joint venture partner $200 thousand from the consideration received at closing, resulting in a gain on the sale of approximately $202 thousand, which is included in discontinued operations.

Dilley Disposal Well

On May 1, 2014, the Company’s wholly-owned subsidiary, GreenHunter Water, LLC, completed the sale of a saltwater disposal well and associated equipment located in Frio County, Texas pursuant to an Asset Purchase Agreement with Sable Environmental SWD 7, LLC. The Dilley Hunter SWD well was sold for total consideration of $4.7 million which was received at closing. The Company also received at closing the final payment for that certain promissory note dated January 29, 2014, in the principal amount of approximately $2.9 million between GreenHunter Water, LLC and Sable Environmental SWD 5, LLC, resulting in a gain of approximately $765 thousand. Therefore, the amount of cash consideration for these transactions totaled approximately $7.6 million.

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

Oklahoma Disposal Wells

We are currently in negotiations with various parties to sell all three Oklahoma SWD wells and facilities, one of which was in operation at June 30, 2014, to a single buyer. This sale is anticipated to close sometime in the last half of 2014. The wells are being marketed at amounts equal to or in excess of our net book value at June 30, 2014.

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost. The following is a schedule of our fixed assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Land and improvements	$1,567,824	$1,549,059
Buildings	2,517,869	2,517,869
Water facilities, equipment, and other fixed assets
Water disposal and handling facilities	12,874,135	12,645,594
Fixed assets not yet in service	1,177,843	858,000
Transportation equipment	7,847,948	7,390,667
Other equipment	1,809,311	1,663,646
Furniture, fixtures & other	579,989	590,071
Assets held for sale	3,380,968	14,498,754
Total plant, equipment and other	27,670,194	37,646,732
Total fixed assets	31,755,887	41,713,660
Less: Accumulated depreciation	(6,256,105)	(4,721,312)
Net fixed assets	$25,499,782	$36,992,348

Fixed assets are not subject to depreciation until construction is complete and the assets are placed in service. We ceased depreciation of the assets held for sale as of December 2013 when we committed to the plan to sell these assets.

NOTE 6. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s asset retirement obligation transactions during the six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30,
	2014	2013
Asset retirement obligation at beginning of period	$(1,119,249)	$(922,386)
Liabilities incurred on new wells	(36,441)	(36,615)
Liabilities relieved on retirement of wells	80,953	25,930
Accretion expense	(58,415)	(48,287)
Asset retirement obligation at end of period	(1,133,152)	(981,358)
Less: current portion (1)	(100,100)	(100,100)
Non-current portion of asset retirement obligation (2)	$(1,033,052)	$(881,258)

(1)	The total current portion of asset retirement obligation of $100 thousand at June 30, 2014 and 2013 is associated with assets held for sale.

(2)	The non-current portion of asset retirement obligation at June 30, 2014 and June 30, 2013, includes $151 thousand and $209 thousand, respectively, associated with assets held for sale.

NOTE 7. NOTES PAYABLE

Notes Payable at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Notes payable for insurance premiums due in monthly installments through April, 2014, 6.73% fixed rate	$397,998	$309,035
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, continues in default	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% fixed rate (2)	1,302,763	1,347,051
Notes payable collateralized by equipment due in montly installments from December 9, 2014 to August 25, 2018, various rates from 4.25% to 15.05% (3)	4,802,399	5,676,297
Note payable collateralized by real estate due in monthly installments though December 28, 2032, 4.25% variable rate	1,065,177	1,083,886
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	1,512,500	1,787,500
Promissory notes assumed in acquisition secured by accounts receivable, inventory and equipment due on demand, maturing January 25, 2013 and February 10, 2013, 7% fixed rate, which have now been settled	-	979,863
Note payable collateralized by real estate due in monthly installments, maturing September 1, 2026, 6% variable rate	42,044	42,786
Note payable assumed in acquisition collateralized by equipment due in monthly installments, maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	106,911	257,176
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments, maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08% (1)	521,415	807,376
Note payable collateralized by property and equipment due in monthly installments, maturing September 13, 2023, 3.25% variable rate	43,736	74,989
Promissory note to related party interest and principal due October 1, 2014, 13% fixed rate	1,500,000	1,382,341
Notes payable for MAG TankTM financing in 2013, including $200 thousand to related parties, with interest due on the first of each month, maturing on various dates from November 14, 2014 to December 19, 2014, 15% fixed rate	1,483,092	1,443,652
Notes payable for MAG TankTM financing in 2014 with interest due on the first of each month, maturing on February 28, 2015 and March 14, 2015, 15% fixed rate	1,107,097	-
	13,975,132	15,281,952
Less: current portion	(7,099,978)	(7,226,951)
Total long-term debt	$6,875,154	$8,055,001

(1)

Includes notes classified as liabilities associated with assets held for sale of which $20 thousand is current and $0 is long term for June 30, 2014 and $170 thousand is current and $67 thousand is long term for December 3, 2013

(2)

Note includes debt covenants for which we were not in compliance at December 31, 2013. The lender waived the default provisions related to our non-compliance as of December 31, 2013 and as of the next measurement period, December 31, 2015.

(3)

Includes notes that contained debt covenants for which we were not in compliance at December 31, 2013. The lender waived the default provisions related to our non-compliance as of December 31, 2013, the covenant’s next measurement period is as of December 31, 2014, and we anticipate that we will be in compliance with the current provisions as of that date.

The following table presents the approximate annual maturities based on the calendar year of debt and capital lease obligations as of June 30, 2014:

2014	$4,802,886
2015	3,324,193
2016	1,997,395
2017	2,118,208
2018	311,945
Thereafter	1,475,317
$14,029,944

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

During the second quarter of 2014, the Company settled multiple lawsuits related to the White Top and Blackwater acquisitions. The Company acquired debt payable to a certain bank as a result of the acquisitions that was guaranteed by White Top and Blackwater. As part of the settlement, this bank agreed to release the Company from all debt and accrued interest owed to the bank for a payment of $50 thousand which was made by the Company. The Company realized a gain of $1.2 million based on the accrued interest and debt extinguished by the settlement, which is included in discontinued operations.

NOTE 8. STOCKHOLDERS’ EQUITY

The following table reflects balances in our outstanding preferred stock, common stock, and treasury stock as of the periods reflected in our financial statements.

	Preferred Stock	Common Stock	Treasury Stock
BALANCE, JANUARY 1, 2014	2,000,000	33,796,389	8,334
Share based payments to officers	-	1,695,000	-
Preferred stock received from settlement of lawsuits	(24,750)	-	-
BALANCE, JUNE 30, 2014	1,975,250	35,491,389	8,334

Preferred Stock

The Company’s books reflected 2,008,366 shares of 10% Series C Cumulative Preferred Stock at December 31, 2013. During the second quarter of 2014, the Company settled multiple lawsuits related to the White Top and Blackwater acquisitions. As part of the settlement, the individuals who sold us those companies agreed to return 32,750 shares of Series C Preferred Stock that were originally transferred to the sellers as part of the purchase price consideration. The return of this stock resulted in a gain to the Company of $677 thousand, which is included in discontinued operations. As a result of the return of this stock, the Company currently reflects 1,975,616 shares of Series C Preferred shares on its books. The Company has authorized 2,000,000 shares of its 10% Series C Preferred Stock in its certificate of designation for such preferred stock. The balance of 366 shares refers to shares that the Company has not yet issued because of outstanding conversion applications from Series B Debentures to Series C Preferred Stock at the time of the report.

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of June 30, 2014. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

Common Stock

We have 90,000,000 authorized shares of common stock. We cannot pay any dividends on our common stock until all Series C cumulative preferred dividends have been satisfied.

On April 25, 2014, our Board of Directors approved a common stock grant of 1,250,000 shares for Mr. Gary C. Evans, our Chairman and Interim Chief Executive Officer, as consideration for his past credit support to the Company. The Board also approved stock-based bonuses of 445,000 shares to certain members of management. The shares were valued at $0.98 per share for a total grant of $1.7 million.

Common Stock Warrants

The following is a summary of warrant activity for the six months ended June 30, 2014.

	Shares	Weighted Average Exercise Price	Weighted Average Expected Life
Outstanding - Beginning of Period	3,531,631	$1.98	0.78
Granted	100,879	$2.25	4.66
Exercised	-
Expired	(3,007,500)	$2.01
Outstanding - End of Period	625,010	$1.87	4.36
Exercisable - End of Period	625,010	$1.87	4.36

In the first quarter of 2014, the Company issued a total of 100,879 warrants, which expire five years from their issue dates, with an exercise price of $2.25 in connection with private debt placements.

NOTE 9. STOCK-BASED COMPENSATION

Common Stock Options

On January 27, 2014, our Board of Directors approved the granting of 120,000 options of the Company’s common stock to employees under the 2013 Long-Term Incentive Plan. The options have a ten year life and an exercise price of $1.09 per share and vest in an equal amount over a three year period beginning one year from the date of grant.

On April 25, 2014, our Board of Directors approved the granting of 2,600,000 options of the Company’s common stock to certain members of management under the 2013 Long-Term Incentive Plan. The options have a ten year life and an exercise price of $0.98 per share. A total 180,000 of the options vest in equal amounts over a three year period beginning one year from the date of grant. A total 2,420,000 of the options vest based on performance metrics. We determined these performance options are expected to vest in approximately one year, and compensation expense will be recognized over the same period.

On June 10, 2014, our Board of Directors approved the granting of 62,500 options of the Company’s common stock to employees under the 2013 Long-Term Incentive Plan. The options have a ten year life and an exercise price of $1.21 per share and vest in an equal amount over a three year period beginning one year from the date of grant.

As of June 30, 2014, there was $2.5 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.24 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the six months ended June 30, 2014 are as follows:

Number of options issued	2,782,500
Weighted average stock price	$0.99
Weighted average exercise price	$0.99
Weighted average expected life of options (a)	6.00
Weighted average expected volatility (b)	66%
Weighted average risk-free interest rate	2.01%
Expected annual dividend per share	-
Weighted average fair value of each option	$0.60

(a)	The options have a life of ten years.
(b)

The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses. This also approximates the Company’s recent historical volatility.

The following is a summary of stock option activity during the six months ended June 30, 2014.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000s)
Outstanding - Beginning of Period	12,173,255	$3.83	$530
Granted	2,782,500	0.99	2,755
Exercised	-	-	-
Cancelled	(110,400)	1.09	98
Outstanding - End of Period	14,845,355	3.32	6,874
Exercisable - End of Period	10,145,610	$4.31	$3,073

*	The Aggregate Intrinsic Value was calculated using the June 30, 2014 and December 31, 2013 closing stock price of $1.98 and $1.16, respectively.

The following is a summary of stock options outstanding at June 30, 2014:

Exercise Price			Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Exercisable Options
$0.90	-	1.00	4,589,999	8.50	1,989,999
$1.01	-	1.20	1,265,000	8.96	418,333
$1.21	-	1.55	532,500	8.50	133,333
$1.56	-	1.75	2,286,697	7.85	1,472,786
$1.76	-	2.00	1,780,667	5.23	1,740,667
$2.01	-	10.00	3,490,332	2.91	3,490,332
$10.01	-	15.00	43,999	3.66	43,999
$15.01	-	18.00	36,667	3.64	36,667
$18.01	-	20.00	792,828	3.63	792,828
$20.01	-	22.75	26,666	3.88	26,666
			14,845,355		10,145,610

NOTE 10. COMMITMENTS AND CONTINGENCIES

Officers’ Benefits

On April 25, 2014, our Board of Directors approved certain officers of the Company to receive benefits pursuant to a change in control in accordance with their job descriptions and responsibilities to the Company, ranging from one year annual salary payment to three years annual salary payment.

Pipeline Volume Commitments

The Company signed definitive agreements with a third party to construct three independent pipelines in the Appalachian Region that will be funded by the third party. These pipelines are anticipated to be completed by January 1, 2016. The agreements give the Company exclusive use of the three pipelines for a period of ten years with an option to renew the agreements for another ten years. The pipelines will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively. We have agreed to deliver the following minimum commitments:

●

900,000 barrels of brine water to the respective pipeline in a two month rolling period with a transportation rate of $2.50 per barrel for the first six years, then incrementally decreasing to $2.30 per barrel in years 19 and 20.

●

600,000 barrels of fresh water to the respective pipeline in a two month rolling period with a transportation rate of $3.50 per barrel for the first ten years, then incrementally decreasing to $3.30 per barrel in years 19 and 20.

●

600,000 barrels of condensate water to the respective pipeline in a two month rolling period with a transportation rate of $3.00 per barrel for the first ten years, then incrementally decreasing to $2.85 per barrel in years 19 and 20.

The Company may not be subject to the above minimum commitments if issues arise that are classified as Force Majeure in the agreements with the third party pipeline company, including, but not limited to, certain instances where a change in governmental rules or regulations could severely change and possibly cause the material economic failure of a party.

Leases

The Company rents property, equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $738 thousand and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

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

ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only and no direct working relationship with ABB, Inc. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB has been attempting to enforce payment of its claim of approximately $328 thousand by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

A hearing was held in September 2013 solely on the issue of whether ABB was a third party beneficiary to the settlement agreement with Crown. The court ruled in favor of GreenHunter Energy, Inc. and decided that ABB was not a third party beneficiary. ABB has filed its notice of intention to appeal with the court.

PetroChem, Inc. v. GreenHunter Energy, Inc., et al. in the Superior Court for the State of California, County of Imperial, Case No. ECU-05216. PetroChem, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only and no direct working relationship with PetroChem, Inc. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. PetroChem is attempting to enforce payment of its claim of approximately $207 thousand by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

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

SPX v. GreenHunter Energy, Inc., et al. in the Superior Court for the State of California, County of Imperial, Case No. ECU-5082. SPX was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only and no direct working relationship with SPX. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. SPX is attempting to enforce payment of its claim of approximately $215 thousand.

The SPX claim was stayed by the bankruptcy court but SPX is attempting to move forward with their claim now as the stay has been lifted. Management believes this case has little or no merit and the Company will ultimately prevail.

Jose Torres, et al. v. GreenHunter Resources, Inc. and GreenHunter Water, LLC, in the 25th District Court, Lavaca County, Texas, Cause No. 14-04-22652 CV. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, died on December 17, 2013 while working at the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to the insurance companies for coverage. The Company has answered the lawsuit and is currently conducting an investigation into this matter.

Jonathan D. Hoopes v. GreenHunter Resources, Inc., in the 162nd District Court of Dallas, County, Texas, Cause No. DC-14-03179. Plaintiff has sued the Company for breach of an employment agreement and enforcement of certain rights under various stock option agreements with the Company. Plaintiff is alleging he is owed one years’ salary upon termination and wants to continue to vest in certain stock options after his termination. The Company denies the allegations in the complaint as the Company had either reached an agreement with the plaintiff for his severance payment or had good cause to terminate the plaintiff. The parties have agreed to arbitrate this matter, and no arbitration date has been set at this time.

During the second quarter of 2014, we settled multiple lawsuits related to the White Top and Blackwater acquisitions. These lawsuits included a lawsuit filed by the Company against the sellers seeking injuctive relief to force the defendants to turn over certain assets in their possession, as well as for breach of equity purchase agreements, statutory fraud and common fraud. A certain bank sued the Company demanding payment of $1.0 million plus accrued interest for promissory notes owed to the bank by White Top and Blackwater. As part of the settlement agreement, the bank agreed to unconditionally release the Company from any further liability to the bank, and the Company agreed to make a $50 thousand payment to the bank. The settlement agreement also required the sellers to return 32,750 Series C Preferrred Stock given to them as part of the original purchase price. Settlement of these lawsuits resulted in a gain of approximately $1.9 million, which is included in discontinued operations on the Statement of Operations. For additional information related to these gains, see Note 7 – Notes Payable and Note 8 – Stockholders’ Equity in this Form 10-Q.

NOTE 11. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014, we earned storage rental revenue for providing water storage tanks and equipment for lease to Triad Hunter, LLC (a wholly-owned subsidiary of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder). Additionally, we also sold multiple MAG Tank™ panels to Triad Hunter, LLC. We also provided water disposal and transport services for Shale Hunter, Virco, Inc., Triad Hunter, and Eureka Hunter Pipeline, LLC (all wholly-owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder) during the six months ended June 30, 2014. Revenue from the affiliated companies totaled approximately $1.7 million and $3.7 million for the three and six months ended June 30, 2014.

During the six months ended June 30, 2013, we earned storage rental revenue for providing water storage tanks and equipment for lease to Eagle Ford Hunter, LLC and Triad Hunter, LLC, both wholly-owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder. We also provided water disposal and transport services for Triad Hunter during the six months ended June 30, 2013. Revenue from the affiliated companies totaled $3.1 million and $4.5 million for the three and six months ended June 30, 2013.

 Accounts receivable associated with the above revenue for related parties totaled $1.5 million at June 30, 2014.

The Company had an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $64 thousand at June 30, 2014 for pilot expenses.

We paid for air travel services to a company owned by Mr. Evans of $19 thousand and $87 thousand for the six months ended June 30, 2014 and 2013, respectively.

 On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137.5 thousand per quarter. Interest expense related to this note was $86 thousand for the six months ended June 30, 2014 and $110 thousand for the six months ended June 30, 2013. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. The balance of this note is $1.5 million at June 30, 2014.

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. As of June 30, 2014, there is $500 thousand available under this facility. Interest for this note was $98 thousand for the six months ended June 30, 2014 and $10 thousand for the year ended December 31, 2013. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum which is convertible to common stock. The letter of guarantee associated with this note has been extended through December 31, 2014.

NOTE 12. SEGMENT DATA

We currently have one reportable segment: Water Management. However, we previously had two reportable segments: Water Management and Biomass. We have entered an agreement to sell the Biomass project with a final closing set for March 15, 2015. Since we are planning on selling this segment within the next nine months, we have classified the Biomass assets as held for sale as of June 30, 2014.

The total assets for the Company’s one reporting segment are the total assets less the assets held for sale on the balance sheet. The capital expenditures for the single segment are noted on the cash flow statement.

See Note 3 – Discontinued Operations and Assets Held for Sale for more information.

NOTE 13. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

Certain of the Company’s 100% owned subsidiaries, including GreenHunter Water, LLC, GreenHunter Environmental Solutions, LLC, GreenHunter Hydrocarbons, LLC, GreenHunter Pipeline, LLC, Hunter Disposal, LLC, and Hunter Hauling, LLC (collectively, “Guarantor Subsidiaries”), have fully and unconditionally guaranteed the obligations of the Company under any debt securities that it may issue under a universal shelf registration statement on Form S-3, on a joint and several basis.

Condensed consolidating guarantor financial information for GreenHunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, was as follows:

GreenHunter Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	As of June 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$3,260,423	$3,802,770	$(24,202,867)	$27,742,967	$10,603,293
Intercompany accounts receivable	27,742,991	-	-	(27,742,991)	-
Property and equipment	2,104,402	18,544,059	4,881,528	(30,207)	25,499,782
Investment in subsidiaries	19,234,244	4,539,391	(4,466,395)	(19,307,240)	-
Other assets	58,804	60,936	2,190,568	-	2,310,308
Total Assets	$52,400,864	$26,947,156	$(21,597,166)	$(19,337,471)	$38,413,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$6,957,947	$3,759,552	$(23,501,260)	$27,742,967	$14,959,206
Intercompany accounts payable	-	2,799,409	24,943,558	(27,742,967)	-
Long-term liabilities	3,233,207	3,924,728	750,271	-	7,908,206
Shareholders' equity	42,209,710	16,463,467	(23,789,735)	(19,337,471)	15,545,971
Total Liabilities and Stockholders' Equity	$52,400,864	$26,947,156	$(21,597,166)	$(19,337,471)	$38,413,383

	As of December 31, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$1,949,764	$7,442,231	$(32,896,562)	$34,412,241	$10,907,674
Intercompany accounts receivable	33,719,606	811,535	-	(34,531,141)	-
Property and equipment	2,167,250	14,402,410	16,033,258	4,389,430	36,992,348
Investment in subsidiaries	19,234,244	4,539,391	(4,466,395)	(19,307,240)	-
Other assets	64,842	60,936	-	-	125,778
Total Assets	$57,135,706	$27,256,503	$(21,329,699)	$(15,036,710)	$48,025,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$5,648,819	$11,954,865	$(31,539,580)	$34,531,141	$20,595,245
Intercompany accounts payable	-	-	34,531,141	(34,531,141)	-
Long-term liabilities	3,574,506	4,517,062	982,580	-	9,074,148
Shareholders' equity	47,912,381	10,784,576	(25,303,840)	(15,036,710)	18,356,407
Total Liabilities and Stockholders' Equity	$57,135,706	$27,256,503	$(21,329,699)	$(15,036,710)	$48,025,800

GreenHunter Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$8,236,312	$-	$(1,364,000)	$6,872,312
Expenses	3,758,587	7,797,402	25,307	(1,388,784)	10,192,512
Income (loss) from continuing operations before tax	(3,758,587)	438,910	(25,307)	24,784	(3,320,200)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(3,758,587)	438,910	(25,307)	24,784	(3,320,200)
Income from discontinued operations, net of tax	-	-	2,429,233	-	2,429,233
Net income (loss)	(3,758,587)	438,910	2,403,926	24,784	(890,967)
Dividends on preferred stock	(1,250,000)	-	-	-	(1,250,000)
Net income (loss) attributable to common shareholders	$(5,008,587)	$438,910	$2,403,926	$24,784	$(2,140,967)

	For the Three Months Ended June 30, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$7,490,581	$-	$(1,678,214)	$5,812,367
Expenses	1,114,092	5,049,724	20,746	(1,543,624)	4,640,938
Income (loss) from continuing operations before tax	(1,114,092)	2,440,857	(20,746)	(134,590)	1,171,429
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(1,114,092)	2,440,857	(20,746)	(134,590)	1,171,429
Loss from discontinued operations, net of tax	-	-	(1,708,557)	-	(1,708,557)
Net income (loss)	(1,114,092)	2,440,857	(1,729,303)	(134,590)	(537,128)
Dividends on preferred stock	(1,136,383)	-	-	-	(1,136,383)
Net income (loss) attributable to common shareholders	$(2,250,475)	$2,440,857	$(1,729,303)	$(134,590)	$(1,673,511)

	For the Six Months Ended June 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$19,412,844	$-	$(4,061,995)	$15,350,849
Expenses	5,848,338	18,125,687	42,279	(4,086,755)	19,929,549
Income (loss) from continuing operations before tax	(5,848,338)	1,287,157	(42,279)	24,760	(4,578,700)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(5,848,338)	1,287,157	(42,279)	24,760	(4,578,700)
Income from discontinued operations, net of tax	-	-	2,299,539	-	2,299,539
Net income (loss)	(5,848,338)	1,287,157	2,257,260	24,760	(2,279,161)
Dividends on preferred stock	(2,499,999)	-	-	-	(2,499,999)
Net income (loss) attributable to common shareholders	$(8,348,337)	$1,287,157	$2,257,260	$24,760	$(4,779,160)

	For the Six Months Ended June 30, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$13,869,382	$2,781	$(3,333,547)	$10,538,616
Expenses	2,346,326	11,700,089	45,608	(3,064,368)	11,027,655
Income (loss) from continuing operations before tax	(2,346,326)	2,169,293	(42,827)	(269,179)	(489,039)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(2,346,326)	2,169,293	(42,827)	(269,179)	(489,039)
Loss from discontinued operations, net of tax	-	-	(7,509,196)	-	(7,509,196)
Net income (loss)	(2,346,326)	2,169,293	(7,552,023)	(269,179)	(7,998,235)
Dividends on preferred stock	(2,163,030)	-	-	-	(2,163,030)
Net income (loss) attributable to common shareholders	$(4,509,356)	$2,169,293	$(7,552,023)	$(269,179)	$(10,161,265)

GreenHunter Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$2,835,863	$2,158,104	$(9,191,126)	$24,784	$(4,172,375)
Cash flow from investing activities	(122,000)	(1,087,226)	9,483,029	(24,784)	8,249,019
Cash flow from financing activities	(1,614,035)	(905,150)	(337,001)	-	(2,856,186)
CHANGE IN CASH	1,099,828	165,728	(45,098)	-	1,220,458
CASH, beginning of period	1,480,942	(223,183)	45,098	-	1,302,857
CASH, end of period	$2,580,770	$(57,455)	$-	$-	$2,523,315

	For the Six Months Ended June 30, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$(4,642,091)	$(2,536,990)	$764,880	$79,716	$(6,334,485)
Cash flow from investing activities	-	2,364,056	(476,850)	-	1,887,206
Cash flow from financing activities	3,243,423	357,006	(369,166)	-	3,231,263
CHANGE IN CASH	(1,398,668)	184,072	(81,136)	79,716	(1,216,016)
CASH, beginning of period	3,048,316	(1,328,059)	45,385	-	1,765,642
CASH, end of period	$1,649,648	$(1,143,987)	$(35,751)	$79,716	$549,626

NOTE 14. SUBSEQUENT EVENTS

On July 22, 2014, the Company announced that it has filed with the Internal Revenue Service a request for a ruling that income derived by a newly formed Limited Partnership (“MLP”) from the handling of fluid, storage, treatment and disposal services, frac tank rental, water monitoring services, and environmental remediation services that constitute a part of the exploration, developmental, mining, processing, refining and transportation of natural resources will in fact constitute “Qualified Income” under certain sections of the Internal Revenue Code of 1986, as amended. Management and the Board have determined that utilizing an MLP structure will be the most efficient way to fund our future capital needs.

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. In July of 2014, the Company paid our Chairman and Chief Executive Officer $1.3 million on the loan. The outstanding balance of $200 thousand is anticipated to be paid in October of 2014.

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

Overview

GreenHunter Resources, Inc., (“GreenHunter”), through its wholly-owned subsidiaries, GreenHunter Water, LLC, GreenHunter Environmental Solutions, LLC, and GreenHunter Hydrocarbons, LLC, provides Total Water Management Solutions™/Oilfield Fluid Management Solutions™ in the oilfield and the shale plays of the Appalachian Basin. GreenHunter Water continues to expand its services package by increasing down-hole injection capacity with Class II salt water disposal wells and facilities, with the launch of next-generation modular above-ground frac water storage tanks (MAG Tank™), and with advanced water hauling – including a growing fleet of DOT rated 407 trucks, for hauling hydrocarbons and water with the presence of hydrocarbons. GreenHunter Water has also spearheaded the movement to barge brine water, as barging is the safest and most cost-effective mode of transport.

GreenHunter Environmental Solutions, LLC offers onsite environmental solutions at the well pad and facilities, with a service package that includes tank and rig cleaning, liquid and solid waste removal/remediation, solidification, and spill response. An understanding that an interconnected suite of services is key to E&P waste stream management shapes GreenHunter Resources’ comprehensive end-to-end approach to services.

GreenHunter Hydrocarbons, LLC offers transportation of hydrocarbons (oil, condensate, and NGLs) and will soon offer storage, processing, and marketing of hydrocarbons (oil, condensate, and NGLs) in the Appalachian region, leveraging off of our existing asset base and infrastructure, which includes up to six different barge terminal locations, presently owned or leased by GreenHunter Resources.

It has been our goal to become a leading provider of water management solutions as it relates to the oil and gas industry in the unconventional resource plays in the Appalachian Region where we are predominantly active, including both the Marcellus and Utica Shale areas. As of June 30, 2014, we operated commercial water service facilities, including 10 disposal wells (nine in Appalachia and one in Oklahoma which is currently being marketing for sale).

We operate a fleet of 35 trucks located in Appalachia that are used to transport fluids to disposal and water treatment sites. Additionally, the Company has acquired or leased various sites along the Ohio River in Appalachia to facilitate the use of barges as a low cost method of hauling fluids. We anticipate initiating barge hauling services in the second half of 2014.

In late 2013, the Company decided to sell all of its disposal wells and properties located in South Texas and Oklahoma, to either move to Appalachia or sell most of its equipment in South Texas owned by White Top and Blackwater, and to discontinue operation in both of these areas in order to concentrate our efforts in the higher revenue region of Appalachia. We believe this area represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas wells in the first half of 2014 and have ceased operations in South Texas. We expect to close on our remaining Oklahoma fixed assets in the second half of 2014. At that point, we intend to cease operating in Oklahoma.

We have deployed several modular above-ground temporary water storage systems in the Marcellus and Utica Shale Plays, and we have installed and operated an onsite semi-portable water treatment facility in the Appalachian Region. We have designed and engineered and are currently marketing this proprietary next-generation large format modular above-ground water storage system. We are evaluating a license for new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse. As part of our strategy of focusing our future growth in the Appalachian Region, we expect to add more new disposal wells in early 2014, including constructing pipelines to transport produced liquids, which will lower the cost associated with transporting liquids as well as increase our overall profit margins.

As part of our strategic growth plans, the Company signed definitive agreements with a third party to construct three independent pipelines in the Appalachian Region that will be funded by the third party. The agreements give the Company exclusive use of the three pipelines for a period of ten years with an option to renew the agreements for another ten years. The pipelines will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively. The brine pipeline will be constructed of 12”diameter pipe capable of transporting approximately 100,000 bbls per day. The fresh water pipeline will be a 16” diameter pipe with the capacity to handle approximately 140,000 bbls per day. The condensate pipeline will be a 6” diameter pipe that will have a capacity of approximately 30,000 bbls per day. The pipelines are scheduled to be completed by January 1, 2016. The point of delivery will be along the Ohio River, from which point we expect to deliver the hydrocarbons by barge to the purchasers, as well as deliver the waste water by barge to our disposal wells. We expect the use of the pipelines and barges to substantially reduce the cost of transporting these products and give us a significant competitive advantage in both areas. Additionally, fresh water will flow through this pipeline in the opposite direction (from the river inland toward the production areas) thereby furnishing producers with sources of fresh water. Currently, fresh water, generally used for hydraulic fracturing, must be delivered to these production areas by truck. Our lower cost delivery by pipeline should give us a significant competitive advantage in delivering this product.

In preparation for the completion of these pipelines, the Company will be active in building the infrastructure needed to store, transport (mainly by barge), offload, and deliver the fresh water and condensates to buyers and will also be adding new disposal wells capable of handling both the expected growth in our current disposal business, as well as the significant amounts of waste water that will be received via the new pipeline.

We believe that our ability to successfully compete in the oil field fluids industry depends on many factors, including the location and low cost construction of our planned facilities, execution of our growth strategies, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate capital, proper and meaningful governmental support which may include tax incentives and credit enhancements, and recruitment and retention of experienced management and qualified field personnel.

Current Plan of Operations and Ability to Operate as a Going Concern

As of June 30, 2014, we had a working capital deficit of $4.4 million, of which $1.2 million is non-recourse to the parent company, GreenHunter Resources, Inc.

While we are generating increasingly significant revenues from our water management activities, we have continued to experience losses from our ongoing operations (but at a significantly reduced level), which raises doubt about our ability to continue as a going concern. Although we are on track to be in compliance with the requirements of one existing debt covenant at the next measurement date, December 31, 2014, and have a waiver from a second lender debt covenant should we not be in compliance with its provisions at December 31, 2014, we were not in compliance with these two covenants as of December 31, 2013. However, waivers were obtained from the specific lenders for December 31, 2013, and for an additional grace period for the year ending December 31, 2014 from one of the lenders. Although we have obtained waivers for the events of default resulting from the non-compliance with certain financial covenants, the lenders under the affected secured debt arrangements retain rights to call that debt in the event we are unable to attain compliance with the required ratios in future periods. While we do not believe that it is probable that we will be out of compliance with the requirements of the affected agreements once the waivers lapse, compliance is dependent upon improvements in the results of our operations. We believe that we can continue to improve the results of our operations, considering our renewed focus on our Appalachian operations and abandonment of our South Texas and Oklahoma operations as discussed elsewhere in this Form 10-Q, but there can be no assurance that we can attain such improvements. In the event that we are unable to meet the requirements of our secured debt arrangements, we will be required to either a) seek refinancing of those loans; b) repay amounts outstanding under the agreements via new financing or sales of existing assets or operations; or c) a combination of the two. Considering our current financial position, we may be forced to accept terms of refinancing or sales that would be less favorable than those available to other entities.

In late 2013, Management decided to focus on expanding our future operations only in the Appalachian Region. As part of this strategy, we committed to a plan to sell our fixed assets in South Texas and Oklahoma. These assets were classified as held for sale as of December31, 2013, and the few remaining unsold assets continue to be held for sale at June 30, 2014. We are generating significant cash from these non-core asset sales. We are using this additional capital to assist in significantly reducing our working capital deficit and to provide the growth capital needed to fund additional new projects that are a part of our overall business plan to grow our business in Appalachia.

We have determined that additional assets located in South Texas and Oklahoma should be held for sale at June 30, 2013. We anticipate we will close on the sale of these assets sometime in the last half of 2014. These assets are being marketed at amounts equal to or in excess of our net book value at June 30, 2014.

In December 2013, the Company entered into a letter of intent to sell our remaining renewable asset, a biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the biomass project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month to date and is required to continue the monthly payments for a year or until deciding to ultimately purchase the property. The monthly payments, as well as the initial $25 thousand fee, are non-refundable and can be used at our discretion, but will be applied to the purchase price if it is ultimately consummated. As of June 30, 2014, the Company has received $275 thousand toward the sales price of this property.

In late 2013 and early 2014, the Company closed on several private placements of unsecured debt totaling $1.5 million in 2013 and an additional $1.1 million in 2014 for the purpose of building MAG Tanks™. The Company had contracted with two manufacturing facilities to build MAG Panel™ inventory at June 30, 2014. We expect sales and rentals of MAG Tanks™ to increase our operating cash flows in 2014. We currently have $2.0 million of panels in inventory with additional panels being constructed.

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. As of June 30, 2014, there is $500 thousand available under this facility. The letter of guarantee associated with this note has been extended through December 31, 2014.

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities
•	The expected sale of our remaining assets held for sale at June 30, 2014
•	The sale of our Mesquite Lake property
•	Letter of credit guarantee from our Chairman
•	The sale of debt or equity securities under a universal “shelf” registration statement during the last half of 2014
•	The proceeds from capital project related financing

The Company intends to file a “shelf” registration statement in the first part of August, 2014. As soon as this registration is effective, the Company will be able, should it so choose, to sell additional shares of its common stock.

The Company intends to file a request with the Internal Revenue Service for a ruling that income derived by a newly formed Limited Partnership (“MLP”) from the handling of fluid, storage, treatment and disposal services, frac tank rental, water monitoring services, and environmental remediation services that constitute a part of the exploration, developmental, mining, processing, refining and transportation of natural resources will in fact constitute “Qualified Income” under certain sections of the Internal Revenue Code of 1986, as amended. Management and the Board have determined that utilizing an MLP structure will be the most efficient way to fund our future capital needs.

Our ability to fund all of our planned capital expenditures is largely dependent on the Company’s ability to secure additional capital. Management believes that the steps we have taken to significantly improve our working capital position will enhance the prospect of seeking additional capital through a number of different sources. However, there can be no assurance that the Company will be successful in raising sufficient capital to fund the development of our water management business and associated ventures or that we will generate sufficient cash flow to fund our ongoing operating cash flow needs, in which case, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available, however, we have been successful in achieving at least market value for the non-core assets sold to date.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013:

The following table summarizes results from continuing operations for the three months ended June 30, 2014 and 2013:

	2014	2013	Change	Change %
Revenues:
Water disposal revenue	$3,618,936	$2,757,173	$861,763	31.3%
Transportation revenue	2,821,196	1,919,019	902,177	47.0%
Environmental services revenue	14,172	-	14,172	0.0%
MAG Tank™ revenue	86,142	-	86,142	0.0%
Skim oil revenue	180,669	382,118	(201,449)	-52.7%
Storage rental revenue and other	151,197	754,057	(602,860)	-79.9%
Total revenues	6,872,312	5,812,367	1,059,945	18.2%
Cost of goods and services provided	4,980,333	3,679,691	1,300,642	35.3%
Margin (1)	1,891,979	2,132,676	(240,697)	-11.3%
Margin %	27.5%	36.7%
Depreciation and accretion expense	729,158	713,130	16,028	2.2%
Stock based compensation	2,234,403	483,261	1,751,142	362.4%
Selling, general and administrative	2,086,278	1,786,867	299,411	16.8%
Operating Loss	(3,157,860)	(850,582)	(2,307,278)	271.3%

(1)	Margin is defined as revenues less cost of goods and services provided and excludes depreciation and accretion, impairment, selling, general and administrative and stock compensation expense costs.

Total Revenues

The increase in disposal revenue related to continuing operations was mainly due to an increase in both capacity and volumes. We operated nine disposal wells in Appalachia for most of the second quarter of 2014. Only seven wells were in operation in Appalachia for the second quarter of 2013, and these wells generally operated at below capacity levels in 2013. All but one of our wells in Appalachia operated at or near their capacity for most of the second quarter of 2014.

The increase in transportation revenue was due to two factors. Our Appalachia trucking fleet increased from 26 trucks in the second quarter of 2013 to 36 trucks for the same period in 2014, which enabled us to haul more fluids. Additionally, we had customer demands for hauling services beyond our capacity, so we were required to hire third-party trucking companies to provide those services, which we subsequently billed to our customers.

We moved two MAG Tanks™ for customers in the second quarter of 2014. We had not yet initiated the sale, lease, or relocation of MAG Tanks™ in the second quarter of 2013.

Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that was mixed with the water that is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil revenue decreased in the second quarter of 2014 versus the second quarter of 2013 mainly due to timing. The skim oil has been removed and sold on a consistent basis each month of 2014. However, a significant amount of the skim oil placed in the tanks in the first quarter of 2013 was not sold until the second quarter of 2013, resulting in higher revenue amounts in the second quarter of 2013. Also, skim oil sales are dependent on the amount of oil in the waste water delivered to our facilities, over which we have no control.

Our other revenue decreased mainly due to a large remediation contract we obtained early in 2013 that did not continue into 2014.

Cost of Goods and Services Provided

Our operating costs related to continuing operations increased due to the overall increase in the activity of our business. However, operating costs increased at a faster rate than revenue when comparing the second quarter of 2014 to the second quarter of 2013. This was due to several reasons, but the largest factor was our use of third-party trucking which is less profitable for us, in order to meet a significant portion of our customers’ demand requirements. Due to the competitiveness of the oilfield environment, we were not able to generate adequate revenues to cover all of these transportation costs. We have recently implemented ways to cause our trucking operation to be more efficient as well as developing alternative methods of transporting fluids, including the use of barging and pipelines. We expect our trucking margins to improve over the remainder of 2014 as we implement these changes.

Depreciation and Accretion Expense

Depreciation and accretion expense increased primarily due to having two additional disposal wells in service for all of the second quarter of 2014 that had been placed into service in Appalachia after the second quarter of 2013.

Stock Based Compensation

This increase in stock based compensation for the second three months of 2014 versus the second three months of 2013 is mainly due to the following items:

●

A common stock grant in April of 2014 of 1,250,000 shares for Mr. Gary C. Evans, our Chairman and Interim Chief Executive Officer, as consideration for his past credit support that he has provided to the Company when no other financing was available

●	A stock based bonus in April of 2014 of 445,000 shares to certain members of management
●	A 2,600,000 option grant in April of 2014 to certain members of management, of which 1,000,000 options were granted to our Chairman of the Board and Interim Chief Executive Officer Mr. Gary C. Evans

We expect overall stock based compensation expense to increase in future periods as we continue to expand our personnel necessary to conduct our water management business.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $2.1 million and $1.8 million during the quarter ended June 30, 2014 and 2013, respectively. This 16.8% increase was due to expansion of our business activities. We believe our SG&A costs will be stable in 2014 but may grow if we see significant growth in our overall business.

The following is a schedule of our selling, general and administrative expense for the three months ended June 30,:

	2014	2013	Variance
Personnel and related costs	$1,435,428	$800,901	$634,527
Office and related costs	277,794	525,048	(247,254)
Travel, selling, and marketing	60,172	134,786	(74,614)
Professional fees	224,176	286,987	(62,811)
Taxes and permits	88,708	39,145	49,563
Total	$2,086,278	$1,786,867	$299,411

Operating Loss

The increase in operating loss is primarily due to additional expenses mainly related to personnel incurred for the future expansion of our new business activities. It also includes a common stock based bonus to certain members of management.

Other Income and Expense

Total other expense was $162 thousand for the quarter ended June 30, 2014 as compared to income of $2.0 million for the quarter ended June 30, 2013. The components of the total other income/expense include the following: 1) Interest expense was approximately $361 thousand in 2014 compared to approximately $231 thousand for 2013, and we expect our interest expense will continue to increase as we add overall indebtedness to fund our future expansion activities; 2) the sale of assets resulted in a $9 thousand loss in 2014 versus $2.3 million gain in 2013; 3) the settlement of payables was favorable by $134 thousand in 2014 versus unfavorable by $5 thousand in 2013; and 4) other income was $74 thousand and $1 thousand for 2014 and 2013, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013:

The following table summarizes results from continuing operations for the six months ended June 30, 2014 and 2013:

	2014	2013	Change	Change %
Revenues:
Water disposal revenue	$7,302,798	$5,311,353	$1,991,445	37.5%
Transportation revenue	6,255,690	3,533,336	2,722,354	77.0%
Environmental services revenue	14,172	-	14,172	0.0%
MAG Tank™ revenue	886,142	-	886,142	0.0%
Skim oil revenue	520,888	535,450	(14,562)	-2.7%
Storage rental revenue and other	371,159	1,158,477	(787,318)	-68.0%
Total revenues	15,350,849	10,538,616	4,812,233	45.7%
Cost of goods and services provided	11,009,968	6,885,294	4,124,674	59.9%
Margin (1)	4,340,881	3,653,322	687,559	18.8%
Margin %	28.3%	34.7%
Depreciation and accretion expense	1,493,142	1,430,014	63,128	4.4%
Stock based compensation	2,603,812	900,184	1,703,628	189.3%
Selling, general and administrative	4,167,388	3,605,754	561,634	15.6%
Operating Loss	(3,923,461)	(2,282,630)	(1,640,831)	71.9%

(1)	Margin is defined as revenues less cost of goods and services provided and excludes depreciation and accretion, impairment, selling, general and administrative and stock compensation expense costs.

Total Revenues

The increase in disposal revenue related to continuing operations was mainly due to an increase in both capacity and volumes. We operated a total of 10 disposal wells in Appalachia as of the end of the second quarter of 2014. Nine wells operated for the first two months of 2014, and an additional new well was put into service in Meigs County, Ohio, on March 1, 2014. An existing well, one of our smaller capacity wells, was not fully operating in the second quarter of 2014. Only seven wells were in operation in Appalachia for the first six months of 2013. All of our wells except one in Appalachia operated at or near their capacity for most of the first six month period of 2014.

The increase in transportation revenue was due to two factors. Our Appalachia trucking fleet increased from 26 trucks in the first six months of 2013 to an average of 36 trucks for the same period in 2014, which enabled us to haul more fluids. Additionally, we had customer demands for hauling services beyond our capacity, so we were required to hire third-party trucking companies to provide those services, which we subsequently rebilled to our customers.

We sold a MAG Tank™ in the first quarter of 2014, and we moved two MAG Tanks™ for customers in the second quarter of 2014. We had not yet initiated the sale, lease, or relocation of MAG Tanks™ during the first six months of last year.

Skim oil revenue was relatively stable in the first six months of 2014 versus the same period in 2013. Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that is mixed with the water and is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil sales are determined by the quantity of oil in the waste water delivered to our facilities, over which we have no control.

Our other revenue decreased mainly due to a large remediation contract we obtained early in 2013 that did not occur in 2014.

Cost of Goods and Services Provided

Our operating costs related to continuing operations increased due to the overall increase in the activity of our business. However, operating costs increased at a faster rate than revenue when comparing the first six months of 2014 to the first six months of 2013. This was due to several reasons, but the largest factor was our use of third-party trucking which is less profitable for us, in order to meet a significant portion of our customers’ demand requirements. Due to the competitiveness of the oilfield environment, we were not able to generate adequate revenues to cover all of these transportation costs. We have implemented ways to cause our trucking operation to be more efficient as well as developing alternative methods of transporting fluids, including the use of barging and pipelines. We expect our trucking margins to improve over the remainder of 2014 as we implement these changes.

Depreciation and Accretion Expense

Depreciation and accretion expense increased primarily due to having two disposal wells in service for one month of the first quarter and all of the second quarter of 2014 that had been placed into service in Appalachia after the second quarter of 2013.

Stock Based Compensation

This increase in stock based compensation for the first six months of 2014 versus the first six months of 2013 is mainly due to the following:

●

A common stock grant in April of 2014 of 1,250,000 shares for Mr. Gary C. Evans, our Chairman and Interim Chief Executive Officer, as consideration for his past credit support that he has provided to the Company when no other financing was available

●	A stock based bonus in April of 2014 of 445,000 shares to certain members of management
●	A 2,600,000 option grant in April of 2014 to certain members of management, of which 1,000,000 options were granted to our Chairman of the Board and Interim Chief Executive Officer Mr. Gary C. Evans

We expect overall stock based compensation expense to increase in future periods as we continue to expand our personnel necessary to conduct our water management business.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $4.2 million and $3.6 million during the six months ended June 30, 2014 and 2013, respectively. This 15.6% increase was due to expansion of our business activities. We believe our SG&A costs will be stable in 2014 but may grow if we see significant growth in our overall business.

The following is a schedule of our selling, general and administrative expense for the six months ended June 30,:

	2014	2013	Variance
Personnel and related costs	$2,673,674	$1,707,290	$966,384
Office and related costs	637,518	786,215	(148,697)
Travel, selling, and marketing	161,762	302,423	(140,661)
Professional fees	555,116	732,925	(177,809)
Taxes and permits	139,318	76,901	62,417
Total	$4,167,388	$3,605,754	$561,634

Operating Loss

The increase in operating loss is primarily due to additional expenses mainly related to personnel incurred for the future expansion of our new business activities. This was partially offset by the sale of a MAG Tank™ in the first quarter of 2014 and the move of two MAG Tanks™ for customers in the second quarter of 2014 without corresponding revenue in the first six months of 2013, as well as the increase in water disposal volumes in the Appalachian Region where our margins are higher.

Other Income and Expense

Total other expense was $655 thousand for the six months ended June 30, 2014 as compared to income of $1.8 million for the six months ended June 30, 2013. The components of the total other income/expense include the following: 1) Interest expense was approximately $808 thousand in 2014 compared to approximately $460 thousand for 2013, and we expect our interest expense will continue to increase as we add overall indebtedness to fund our future expansion activities; 2) the loss on the sale of assets was $65 thousand in 2014 versus a gain of $2.3 million in 2013; 3) the settlement of payables resulted in a gain of $134 thousand in 2014 and a loss of $5 thousand in 2013; and 4) other income was $84 thousand and $1 thousand for 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of June 30, 2014, we had cash and cash equivalents of approximately $2.5 million and a working capital deficit of $4.4 million as compared to cash and cash equivalents of $1.3 million and a working capital deficit of $9.7 million as of December 31, 2013. The increase in cash and decrease in the working capital deficit of $5.3 million were due to the activities described below.

Operating Activities

During the first six months of 2014 and 2013, operating activities used $4.2 million and $6.3 million, respectively. We expect cash flows from operating activities will be sufficient to meet our operating needs in the near term, but we expect increases in cash flows from new assets placed in service over the next twelve months to improve our ability to fund our operations within operating cash flow.

Investing Activities

During the six months ended June 30, 2014, investing activities provided approximately $8.2 million in cash. This was comprised of $6.6 million of cash in net proceeds from the sale of assets, which were primarily part of the assets held for sale at December 31, 2013, including the sale of the Kenedy and Coy City disposal wells, the sale of the Westhoff disposal well, the sale of the Dilley disposal well, and the sale of certain equipment related to White Top and Blackwater . There were additional proceeds of $2.9 related to the notes receivable. Also, offsetting this was approximately $1.1 million used for capital expenditures for water disposal facilities in Appalachia and $132 thousand of cash classified as restricted.

During the six months ended June 30, 2013, investing activities provided approximately $1.9 million in cash. Capital expenditures of $3.3 million were made for the acquisition of a barging terminal facility and construction of our South Texas wells. We also received proceeds of $5.2 million for the sale of our Helena disposal well.

Financing Activities

During the six months ended June 30, 2014, our financing activities used $2.9 million. The net financing uses were mostly due to net borrowings of $356 thousand, and $2.5 million in preferred stock dividends.

The cash provided during the 2013 first six months was $3.2 million. The 2013 period proceeds were $5.1 million, net of costs, for the sale of our Series C Preferred Stock and common stock, proceeds of $116 thousand from the exercise of warrants and options, and proceeds of approximately $1.8 million from borrowing on notes payable. We made payments on notes payable of $1.6 million and paid approximately $2.2 million of dividends on our 10% Series C Preferred Stock.

Investing Activities and Future Requirements

Capital Expenditures

During the first six months of 2014, we invested approximately $1.1 million in capital expenditures, mainly for new disposal wells and barging facilities in Appalachia.

During the first six months of 2013, we had capital expenditures of approximately $3.3 million, primarily for the acquisition of a barging terminal facility and construction of our South Texas salt water disposal wells. On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, Ohio County, West Virginia. Previously utilized as a gasoline storage facility, the Company has fully engineered plans to convert the location into a water treatment, recycling, and condensate handling logistics terminal.

Forecast

For 2014, we have not adopted a formal corporate capital expenditure budget due to the uncertainty of future capital resources. We have formulated specific project budgets and will adopt a formal corporate capital expenditure budget upon securing necessary financing commitments.

Water Resource Management

In late 2013, the Company decided that the best use of its resources was to concentrate its future growth on the Appalachian Region exclusively. As part of this plan, the Company expects our near-term growth to center around the following:

•

The addition of new disposal wells in the Appalachian Region. One new disposal well was added during the first quarter of 2014, and several additional wells are currently being developed or are in the planning stages, and we expect to approximately double our disposal capacity over the next twelve months in Appalachia.

•

The development of its current barge facilities as well as adding additional barging locations which will enable the Company to transport water to disposal sites at prices more competitive than traditional transportation methods such as trucking. The Company expects this to result in higher profit margins as compared to traditional transportation methods. Barging activities are expected to begin late in the last half of 2014.

•

The construction of pipelines to carry produced water to disposal wells. We expect this lower cost method of transporting water to enhance our ability to attract and retain customers in this market. The new disposal well added during the first quarter of 2014 is fed by a pipeline from an existing off-loading facility, which we expect to increase the incremental profit margin for water disposal for this well. Most of the wells we intend to add during 2014 will be eventually fed by pipelines from existing or new off-loading terminals.

•

The addition of transport trucks and trailers to our fleet to reduce our dependence on third party trucking needed to meet the demands of our customers, which we also expect to improve our profit margins. We are in the process of increasing our truck fleet in Appalachia by the transfer of a portion of the truck fleet formerly used in South Texas to the Appalachian Region and the acquisition of new trucks.

•	An increase in the sales and rental of our MAG Tanks™. We are currently having MAG Tank™ inventory constructed in two manufacturing locations in anticipation of growth in this business activity.

•	The addition of additional water treatment facilities to broaden the use of our Frac Cycle technology.

The Company expects our longer-term growth to center around the following:

•

The construction of three independent pipelines in the Appalachian Region. The Company has executed definitive agreements with a third party, who will fund the construction of the pipelines. The agreements give the Company exclusive use of the three pipelines for a period of ten years with an option to renew the agreements for another ten years. The pipelines will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively. The pipelines are scheduled to be completed by January 1, 2016. The point of delivery will be along the Ohio River.

•

The building of the infrastructure needed to store, transport (mainly by barge), offload, and deliver the fresh water and condensates to buyers and the adding of new disposal wells capable of handling the significant amounts of waste water that will be received via the new pipeline when completed.

As part of our focus on the Appalachian Region going forward, the Company has sold most of its fixed assets in South Texas and expects to sell off its remaining fixed assets in Oklahoma to improve both our working capital deficit and to provide capital necessary for our growth plans in Appalachia. Some equipment formerly used in South Texas has been or is in the process of being transferred to Appalachia.

We have previously closed the sale of all of our South Texas wells except one in the first quarter of 2014, and the last well closed on May 1, 2014. We expect to sell our Oklahoma wells sometime in the second half of 2014.

The estimated total net proceeds from assets sold or currently under contract exceed $11.5 million. Management is continuing its discussions with various parties concerning new loans and/or possibly equity necessary to fund its future growth plans in Appalachia.

Critical Accounting Policies and Other

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In April 2014, the FASB issued guidance regarding the reporting of discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. We do not expect adoption of this guidance to have a material impact on our financial position or results of operations. We are currently evaluating the impact of this guidance on our financial statements.

In May 2014, the FASB issued new authoritative accounting guidance related to the recognition of revenue. This authoritative accounting guidance is effective for the annual period beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied using one of two acceptable methods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of June 30, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Fixed-rate long-term debt	$12,239,943	$3,012,886	$5,321,588	$2,430,153	$1,475,317
Fixed-rate interest payments	1,721,176	452,343	704,595	217,229	347,010
Notes due to related parties	1,700,000	1,700,000	-	-	-
9% Series B Secured Redeemable Debentures (a)	117,135	117,135	-	-	-
Operating leases (b)	901,146	353,129	365,100	90,000	92,917
Total Contractual Obligations	$16,679,400	$5,635,492	$6,391,282	$2,737,381	$1,915,244

(a)	Assumes 9% interest over 1 year term due to its classification.
(b)	Represents future minimum lease payments for non-cancelable operating leases for property, equipment and certain office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Cybersecurity Risks and Threats

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time. Risks associated with these threats include, among other things, loss of intellectual property, disruption of our and customers’ business operations and safety procedures, loss or damage to our worksite data delivery systems, and increased costs to prevent, respond to or mitigate cybersecurity events.

There were no material changes other than the addition of the above risk related to cybersecurtiy in our Quantitative and Qualitative Disclosures about Market Risks from our Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Disclosure Controls and Procedures and in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our two most recently completed fiscal quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3.1	Amendment to Bylaws (Incorporated by reference to the Company’s DEF 14A Proxy Statement filed September 3, 2009

4.1	Form of Warrant Agreement by and between the Company and purchasers of securities, dated November 14, 2013 (Incorporated by reference to the Company’s Form 8-K, dated November 19, 2013)

4.2	Form of Warrant Agreement by and between the Company and purchasers of securities, dated September 19, 2013 (Incorporated by reference to the Company’s Form 8-K, dated September 24, 2013)

4.3	Form of Warrant Agreement between the Company and Gary C. Evans, dated December 12, 2013 (Incorporated by reference to the Company’s Form 8-K, dated December 12, 2013)

4.4	Form of Warrant Agreement by and between the Company and purchasers of securities, dated February 28, 2014 (Incorporated by reference to the Company’s Form 8-K, dated February 28, 2014)

4.5	Second Amended and Restated Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated April 25, 2012)

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

10.11	Form of the Company’s Stock Option Agreement (incorporated by reference from the registrant’s Amendment No. 2 to its registration statement on Form S-1, filed on May 18, 2012)

10.12	2013 Long-Term Incentive Compensation Plan (Incorporated by reference to the Company’s Form 10-Q dated June 30, 2013)

10.13	Brine Transportation Agreement between GreenHunter Pipeline, LLC, and Tuesday Pipeline, LLC dated June 24, 2014. (Incorporated by reference to the Company’s Form 8-K, dated June 24, 2014)

10.14	Condensate Transportation Agreement between GreenHunter Pipeline, LLC, and Tuesday Pipeline, LLC dated June 24, 2014. (Incorporated by reference to the Company’s Form 8-K, dated June 24, 2014)

10.15	Water Transportation Agreement between GreenHunter Pipeline, LLC, and Tuesday Pipeline, LLC dated June 24, 2014. (Incorporated by reference to the Company’s Form 8-K, dated June 24, 2014)

10.16

Asset Purchase Agreement by and among GreenHunter Water, LLC, Westhoff Hunter, LLC, and Clear Water Resources Partners, LLC, dated March 26, 2014 (Incorporated by reference to the Company’s Form 8-K, dated March 28, 2014)

10.17

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

GreenHunter Resources, Inc.

Date: August 11, 2014	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Interim Chief Executive Officer

Date: August 11, 2014	By:	/s/ Kirk J. Trosclair
Kirk J. Trosclair
Executive Vice President and Chief Operating Officer

Date: August 11, 2014	By:	/s/ Ronald McClung
Ronald McClung
Senior Vice President and Chief Financial Officer

Date: August 11, 2014	By:	/s/ Morgan F. Johnston
Morgan F. Johnston
Senior Vice President, General Counsel and Secretary