Form 10-K/A
period 2013-12-31
GreenHunter Resources, Inc.
filed 2014-10-17
CIK 1410056

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

The number of shares outstanding of the registrant’s common stock at October 15, 2014 was 35,483,055.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Filing,” and together with the Form 10-K/A, the “Form 10-K”) of GreenHunter Resources, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014. The Company is filing this Form 10-K/A for the purposes of (i) including a new risk factor in “Item 1A. Risk Factors” and (ii) revising the disclosure in “Item 9A. Controls and Procedures,” in each case to address management’s conclusion reached in October 2014 that the Company’s disclosure controls and procedures were not effective as of December 31, 2013. As a result of such ineffective disclosure controls and procedures, the Company's 2013 proxy statement did not include, and the Company’s stockholders did not have the opportunity to vote on, the “say on pay” and “say on frequency” votes required by Rules 14a 21(a) and (b) under the Securities Exchange Act of 1934, as amended. This Form 10-K/A also contains new certifications by the Company’s principal executive officer and principal financial officer, filed as exhibits hereto.

Except as described above and a minor revision to the risk factor concerning the NYSE MKT listing standards, no changes have been made to the Original Filing, including any of the financial statements contained therein.  The Original Filing continues to speak as of the date it was filed with the SEC, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.  This Form 10-K/A should be read in conjunction with the Company’s filings with the SEC made subsequent to the Original Filing.

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

We did not have effective disclosure controls and procedures in place to ensure that our proxy statement included, and our stockholders had the opportunity to vote on, all matters required by the SEC in connection with our 2013 annual meeting.

We did not have effective disclosure controls and procedures in place to ensure that our proxy statements included, and our stockholders had the opportunity to vote on, all matters required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated by the SEC thereunder. In particular, we failed to conduct the “say on pay” and “say on frequency” votes at our 2013 annual meeting.  As a result of such failure, our compensation system does not reflect input from all of our stockholders (although, since we have a majority stockholder, such stockholder’s views on compensation would be dispositive).  Additionally, we could be deemed ineligible by the SEC to access the capital markets in the future using the faster and less expensive short-form registration statements on Form S-3.

We have taken actions, and continue to work, to improve our disclosure controls and procedures.  In particular, our principal executive officer, principal financial officer and the other individuals involved with the filing of Exchange Act reports have re-familiarized themselves with the rules related thereto and have endeavored, and will continue hereafter, to seek counsel following board or stockholders meetings or other significant events to confirm whether or not any events have occurred that might trigger a filing obligation, or the disclosure of certain material within a filing, under the Exchange Act.  Additionally, we are requiring the officer or officers signing or filing any Form 10-K, Form 10-Q, proxy statement or other material Exchange Act report to first ascertain that such report has been reviewed for Exchange Act compliance by both our in house general counsel and our outside legal counsel.  Finally, we are including “say on pay” and “say on frequency” resolutions for stockholder consideration in the proxy statement for our 2014 annual meeting.

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

The NYSE MKT has established certain quantitative and qualitative standards that companies must meet in order to remain listed for trading on these markets. We cannot guarantee that we will be able to maintain all necessary requirements for listing; therefore, we cannot guarantee that our common stock will remain listed for trading on the NYSE MKT or any other similar market. In particular, if the sales price of our common stock on the NYSE MKT, last reported on October 14, 2014 to be $1.13, remains low or falls, the NYSE MKT could seek to delist or suspend dealings in our common stock.

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

PART II

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Management, under the general direction of the principal executive officer and the principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of December 31, 2013. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, at the time of initially filing our Annual Report on Form 10-K, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

In October 2014 our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2013.  As a result of such ineffective disclosure controls and procedures, our 2013 proxy statement did not, and our stockholders did not have the opportunity to vote on, all matters required by the Exchange Act and the rules and regulations promulgated by the SEC thereunder and, in particular, the “say on pay” and “say on frequency” votes required by Rules 14a 21(a) and (b) under the Exchange Act.  Accordingly, our principal executive officer, principal financial officer and the other individuals involved with the filing of Exchange Act reports have re-familiarized themselves with the rules related thereto and have endeavored, and will continue hereafter, to seek counsel following board or stockholders meetings or other significant events to confirm whether or not any events have occurred that might trigger a filing obligation, or the disclosure of certain material within a filing, under the Exchange Act.  Additionally, as of October 2014 we now require the officer or officers signing or filing any Form 10-K, Form 10-Q, proxy statement or other material Exchange Act report to first ascertain that such report has been reviewed for Exchange Act compliance by both our in house general counsel and our outside legal counsel.  Management has concluded that our disclosure controls and procedures, as so improved, are now effective and that the now remedied deficiencies in such disclosure controls and procedures had no effect on the Company’s consolidated financial statements for the year ended December 31, 2013.

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

21.1	List of Subsidiaries (Incorporated by reference to the Company’s Form 10-K dated March 31, 2014)

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (Incorporated by reference to the Company's Form 10-K dated March 31, 2014)

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to the Company's Form 10-K dated March 31, 2014)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to the Company's Form 10-K dated March 31, 2014)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to the Company's Form 10-K dated March 31, 2014)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to the Company's Form 10-K dated March 31, 2014)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to the Company's Form 10-K dated March 31, 2014)

†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHunter Resources, Inc.

Date: October 16, 2014	By:	/s/ Gary C. Evans
Chairman and Interim Chief Executive Officer