Form 10-Q
period 2014-09-30
GreenHunter Resources, Inc.
filed 2014-11-12
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014 there were 35,483,055 shares of the registrant’s common stock ($0.001 par value) outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.       Financial Statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$570,798	$1,302,857
Restricted cash	132,000	-
Accounts receivable, net of allowance of $370,820 and $380,280, respectively	3,642,533	6,907,111
Related party accounts receivable, no allowance considered necessary	1,076,236	906,701
MAG Tank™ inventory	1,997,149	82,300
Prepaid expenses and other current assets	821,253	1,708,705
Total current assets	8,239,969	10,907,674
FIXED ASSETS:
Fixed assets, net	22,493,256	22,493,594
Assets held for sale	2,613,646	14,498,754
Net fixed assets	25,106,902	36,992,348
OTHER ASSETS:
Other non-current assets	87,962	125,778
Total assets	$33,434,833	$48,025,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$5,560,010	$7,056,725
Accounts payable and accrued liabilities, $1,183,698 non-recourse to parent for biomass	7,837,060	13,134,677
Accounts payable to a related party	173,913	133,517
Liabilities associated with assets held for sale	100,100	270,326
Total current liabilities	13,671,083	20,595,245
NON-CURRENT LIABILITIES:
Notes payable, less current portion	6,372,968	7,987,848
Asset retirement obligation	907,726	797,786
Liabilities associated with assets held for sale	155,104	288,514
Total liabilities	21,106,881	29,669,393
COMMITMENTS AND CONTINGENCIES (Note 10 )
STOCKHOLDERS’ EQUITY:
Series C Preferred Stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 1,975,250 issued and outstanding and liquidation preference of $49,381,250 at September 30, 2014 and 2,000,000 issued and outstanding and liquidation preference of $50,000,000 at December 31, 2013	39,710,764	40,387,706
Common stock, $.001 par value, 90,000,000 shares authorized, 35,491,389 issued and 35,483,055 outstanding at September 30, 2014, and 33,796,389 issued and 33,788,055 outstanding at December 31, 2013	35,491	33,796
Additional paid-in capital	122,163,799	118,809,722
Accumulated deficit	(149,572,953)	(140,865,668)
Treasury stock, at cost, 8,334 shares at both dates	(9,149)	(9,149)
Total stockholders’ equity	12,327,952	18,356,407
Total liabilities and stockholders’ equity	$33,434,833	$48,025,800

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Water disposal revenue	$3,424,318	$2,907,559	$10,739,288	$8,218,912
Transportation revenue	2,442,863	2,712,986	8,698,553	6,246,322
Environmental services revenue	52,756	-	54,755	-
MAG Tank™ revenue	-	1,650,000	886,142	1,650,000
Skim oil revenue	197,592	226,390	718,480	761,840
Storage rental revenue and other	145,417	271,004	516,576	1,429,481
Total revenues	6,262,946	7,767,939	21,613,794	18,306,555
COST OF GOODS AND SERVICES PROVIDED:
Cost of goods and services provided	3,541,779	5,908,310	14,551,747	12,793,604
Depreciation and accretion expense	725,224	699,889	2,218,366	2,129,903
Stock based compensation	1,110,888	355,040	3,714,700	1,255,224
Selling, general and administrative	2,105,876	1,904,775	6,273,264	5,510,529
Total costs and expenses	7,483,767	8,868,014	26,758,077	21,689,260
OPERATING LOSS	(1,220,821)	(1,100,075)	(5,144,283)	(3,382,705)
OTHER INCOME (EXPENSE):
Interest and other income	4,128	76,837	88,177	77,742
Interest, amortization and other expense	(303,848)	(231,356)	(1,111,492)	(690,989)
Gain (loss) on sale of assets	26,000	(17,243)	(39,198)	2,240,076
Gain on settlements of payables	-	5,000	133,554	-
Total other income / (expense)	(273,720)	(166,762)	(928,959)	1,626,829
Net loss before taxes	(1,494,541)	(1,266,837)	(6,073,242)	(1,755,876)
Income tax expense	-	-	-	-
Loss from continuing operations (Note 3)	(1,494,541)	(1,266,837)	(6,073,242)	(1,755,876)
Income (loss) from discontinued operations	(1,199,051)	896,061	1,100,488	(6,613,135)
Net loss	(2,693,592)	(370,776)	(4,972,754)	(8,369,011)
Preferred stock dividends	(1,234,532)	(1,174,256)	(3,734,531)	(3,337,286)
Net loss to common stockholders	$(3,928,124)	$(1,545,032)	$(8,707,285)	$(11,706,297)

Weighted average shares outstanding, basic and diluted	35,491,389	33,574,173	34,783,587	33,493,046
Net loss per share from continuing operations, basic & diluted	$(0.08)	$(0.08)	$(0.28)	$(0.15)
Net income (loss) per share from discontinued operations, basic & diluted	$(0.03)	$0.03	$0.03	$(0.20)
Net loss per share, basic & diluted	$(0.11)	$(0.05)	$(0.25)	$(0.35)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2014 TO SEPTEMBER 30, 2014

	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
BALANCE, JANUARY 1, 2014	$40,387,706	$33,796	$118,809,722	$(140,865,668)	$(9,149)	$18,356,407
Share based payments to officers		$1,695	$1,659,405			1,661,100
Stock based compensation expense			1,652,818			1,652,818
Warrants issued in connection with debt offering			41,854			41,854
Gain on settlement of lawsuits	(676,942)					(676,942)
Dividends on preferred stock				(3,734,531)		(3,734,531)
Net loss				(4,972,754)		(4,972,754)
BALANCE, SEPTEMBER 30, 2014	$39,710,764	$35,491	$122,163,799	$(149,572,953)	$(9,149)	$12,327,952

 See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,972,754)	$(8,369,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	2,233,063	3,083,690
Impairment of asset value	930,969	1,249,444
Discount of notes receivable	164,260	-
Goodwill impairment	-	2,799,044
Gain on sale of assets	(1,115,559)	(1,839,608)
Gain on settlement of payables	(133,554)	-
Gain on settlement of lawsuits	(1,859,145)	-
Non-cash stock-based compensation	3,714,700	1,255,224
Amortization of debt discount	201,233	-
Changes in operating assets and liabilities:
Accounts receivable	3,008,578	(1,817,754)
Related party accounts receivable	(169,535)	1,163,044
Inventory	(1,914,849)	(82,300)
Prepaid expenses and other current assets	925,268	(595,531)
Accounts payable and accrued liabilities	(5,135,639)	(2,952,191)
Related party accounts payable	40,396	-
Net cash used in operating activities	(4,082,568)	(6,105,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,257,917)	(5,424,074)
Proceeds from notes receivable	5,085,740	-
Proceeds from sale of assets	6,817,741	5,388,657
Change in restricted cash	(132,000)	-
Net cash provided by (used in) investing activities	9,513,564	(35,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	-	8,329,765
Proceeds from the exercise of warrants and options	-	100,167
Proceeds from notes payable	1,755,682	3,325,979
Payment of notes payable	(4,184,206)	(2,961,697)
Preferred stock dividends paid	(3,734,531)	(3,337,286)
Net cash provided by (used in) financing activities	(6,163,055)	5,456,928

CHANGE IN CASH	(732,059)	(684,438)
CASH, beginning of period	1,302,857	1,765,642
CASH, end of period	$570,798	$1,081,204

Cash paid for interest	$1,093,574	$659,000

NON-CASH TRANSACTIONS:
Accrued capital costs	$788,356	$1,347,106
Issued shares of common stock as commission for sale of purchased stock	$-	$174,969
Issued warrants in connection with sale of preferred stock	$41,855	$124,422
KSOP shares	$-	$78,108
Notes receivable received in connection with sale of assets	$5,250,000	$-

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

In this quarterly report on Form 10-Q, the words “GreenHunter Resources”, “company”, “we”, “our” and “us” refer to GreenHunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of September 30, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, are unaudited. The December 31, 2013 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) as required by Regulation S-X, Rule 10-01 have been made to present fairly the financial position at September 30, 2014, and the results of operations for the three and nine months ended September 30, 2014 and 2013, changes in stockholders’ equity for the nine months ended September 30, 2014, and cash flows for the nine month periods ended September 30, 2014 and 2013. Non-recurring adjustments based on generally accepted accounting principles for discontinued operations, assets held for sale, and liabilities associated with assets held for sale have also been made.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2013 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the operating results that will occur for the full year.

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

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the nine months ended September 30, 2014 and 2013, as their effects would have been anti-dilutive.

	September 30,
	2014	2013
Stock options	14,824,821	12,823,146
Warrants	625,010	3,290,278
Convertible debentures	56,871	83,513
Convertible promissory notes	550,000	770,000
Total	16,056,702	16,966,937

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of September 30, 2014 would be 32,065,747 common shares.

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

Critical Accounting Policies and Other

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

NOTE 2. LIQUIDITY

Current Plan of Operations and Ability to Operate as a Going Concern

As of September 30, 2014, we had a working capital deficit of $5.4 million of which $1.2 million is non-recourse to the parent company, GreenHunter Resources, Inc. While we are generating increasingly significant revenues from our water management activities, we have continued to experience losses from our ongoing operations (but at a significantly reduced level), which raises doubt about our ability to continue as a going concern. Additionally, we were not in compliance with certain existing debt covenants contained in our secured debt agreements as of December 31, 2013. We obtained waivers from two of our lenders for the non-compliance in our debt covenants for the year ending December 31, 2013, and for an additional grace period for the year ending December 31, 2014 from one of the lenders.

In late 2013, Management decided to focus on expanding our future operations specifically only in the Appalachian Region. As part of this strategy, we committed to a plan to sell our fixed assets in South Texas and Oklahoma. These assets were classified as held for sale as of December 31, 2013. Most of these assets have been sold as of September 30, 2014, and the remaining few unsold assets continue to be held for sale at September 30, 2014. We have generated significant cash from the sale of these non-core assets. We have used this additional capital to assist in significantly reducing our working capital deficit and to provide growth capital needed to fund additional new projects that are a part of our overall business plan to grow our business in Appalachia. Our working capital deficit has improved from a $9.7 million deficit at December 31, 2013 to our current deficit of $5.4 million at September 30, 2014, $1.2 million of which is non-recourse to the parent company.

The remaining assets located in Oklahoma continue to be held for sale at September 30, 2014. We anticipate we will close on the sale of these assets by the end of 2014. The Company believes the amount for which it will be able to sell these assets is less than previously anticipated. The Company has also had to perform additional work on one of the wells to bring it to a saleable condition. As a result, the Company has recorded impairment of $931 thousand, which is included in discontinued operations, on these assets during the third quarter of 2014. These assets are being marketed at amounts equal to or in excess of their remaining net book value as of September 30, 2014. In December 2013, the Company entered into a letter of intent to sell our remaining renewable asset, a biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the biomass project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month to date (total of $425 thousand received to date) and is required to continue the monthly payments for a one year period or until deciding to ultimately purchase the property. The monthly payments, as well as the initial $25 thousand fee, are non-refundable and can be used at our discretion, but will be applied to the purchase price if it is ultimately consummated.  The Company has used the payments to reduce the carrying value of the remaining asset on its books.

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. In July of 2014, the Company paid our Chairman and Chief Executive Officer $1.3 million on the loan. In September of 2014, the Company paid an additional $50 thousand on the loan. There is an outstanding balance of $150 thousand as of September 30, 2014, leaving $1.9 million available under this facility. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum which is convertible to common stock. The $2.0 million letter of guarantee associated with this note has been extended through December 31, 2014.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration will allow for the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150 million.

On September 16, 2014, the Company announced the receipt of permits and the completion of downhole performance tests on new wells at our Mills Hunter facility located in Meigs County, Ohio. Recent bottom hole integrity tests of these wells indicate volume capabilities of between 3,000 to 5,000 barrels of oilfield brine water per day per well. This increase in capacity is in line with earlier projections made by the Company to double injection capacity by the end of calendar year 2014. The addition of these wells brings GreenHunter’s SWD well count up to 13 in the Appalachia Basin, with a new total daily injection capacity exceeding 31,000 barrels per day. The majority of this new oilfield brine water injection capacity at the Mills Hunter facility has already been committed to several large E&P companies active in the region, secured through long term take-or-pay agreements. Utilization of these wells will commence upon the completion of a pipeline that will connect these wells to the offload terminal at the Mills Hunter facility. The pipeline is currently under construction with over 70% of the pipeline installation completed. The Company anticipates it to be completed and in operation by the end of 2014.

The Company is currently negotiating with potential investors to obtain financing for a multiple pipeline project and related assets.

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities, including the new wells now being completed at our Mills Hunter facility
•	The expected sale of our remaining assets held for sale at September 30, 2014
•	The sale of our Mesquite Lake property
•	Letter of credit guarantee from our Chairman
•	The sale of debt or equity securities under a universal “shelf” registration statement
•	The proceeds from capital project related financing

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

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In late 2013, we adopted a plan to sell all of our assets in South Texas and Oklahoma and discontinue our operations in these two geographical areas in order to concentrate 100% of our efforts in Appalachia. Based on this decision, the Company is continuing to negotiate with buyers for its three disposal wells in Oklahoma, has already sold all of its disposal wells in South Texas which include three operating wells and a lease to develop a fourth disposal well, and has sold or has auction dates set for the sale of the remaining assets previously classified as held for sale for White Top and Blackwater, which were used in our South Texas operations.

We ceased depreciation of fixed assets held for sale as of December 2013.

On May 14, 2007, we acquired a biomass plant located in Southern California. The plant is owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. For multiple reasons, including economic, Management subsequently determined that development of this project was not practicable. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million, and recorded an impairment to write the asset down to that amount. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the Mesquite Lake Biomass Project to ML Energy Park, LLC for $2.0 million. The final closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month, totaling $425 thousand to date, and is required to continue monthly payments for a one year period or until deciding to ultimately purchase the property. The monthly payments and the initial $25 thousand fee are non-refundable, but will be applied to the purchase price if it is ultimately consummated. The Company has used the payments to reduce the carrying value of the remaining asset on its books. The biomass assets were classified as held for sale at September 30, 2014. The previously reportable Biomass segment is being reported as part of discontinued operations.

The following represents selected items from the results of discontinued operations as of the dates indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue from discontinued operations	$48,152	$2,895,415	$571,537	$9,861,613
Gain on settlement of lawsuits	-	-	1,859,145	-
Gain (loss) on sale of assets	12,805	76,984	1,154,756	(400,468)
Goodwill impairment	-	-	-	2,799,044
Impairment of assets	930,969	(662,473)	930,969	1,249,444
Net income (loss) from discontinued operations before taxes	(1,199,051)	896,061	1,100,488	(6,606,460)
Income tax expense	-	-	-	(6,675)
Income (loss) from discontinued operations	(1,199,051)	896,061	1,100,488	(6,613,135)

NOTE 4. ACQUISITIONS AND DIVESTITURES

White Top and Blackwater

We sold a portion of the equipment of White Top and Blackwater, which consisted mainly of fluid hauling trucks and trailers and heavy construction equipment, during the first nine months of 2014. The sales resulted in a gain of approximately $97 thousand. We moved certain of the remaining assets to our field operations in the Appalachian Region and anticipate selling at auction the few remaining assets classified as held for sale belonging to these companies in the fourth quarter of 2014. We anticipate that the remaining equipment that is scheduled to be auctioned will sell for amounts equal to or in excess of our net book value at September 30, 2014.

Kenedy Hunter and Coy City Hunter Disposal Wells

On January 28, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in Karnes County, Texas for aggregate consideration of approximately $3.9 million pursuant to an Asset Purchase Agreement with Sable Environmental SWD 5, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.9 million with an interest rate of 10% per annum and maturity date of January 31, 2016. GreenHunter Water paid the joint venture partner $200 thousand from the consideration received at closing, resulting in a gain on the sale of approximately $202 thousand, which is included in discontinued operations.

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

Westhoff Hunter Disposal Well

On March 26, 2014, GreenHunter Water sold a saltwater disposal well and associated equipment and certain real property located in DeWitt County, Texas for aggregate consideration of approximately $3.4 million pursuant to an Asset Purchase Agreement with Clear Water Resources Partners, LLC. GreenHunter Water received $1.0 million in cash at closing and a promissory note for approximately $2.4 million with an interest rate of 10% per annum and maturity date of May 1, 2016. GreenHunter Water paid the joint venture partner $100 thousand from the consideration received at closing, resulting in a gain on the sale of approximately $140 thousand. The purchaser previously made all the required payments of principal and interest on the note prior to August 21, 2014. On August 21, 2014, the Company entered into an agreement with the purchaser to discount the note and release its lien on the property in exchange for a full payoff of the note. The purchaser paid off the note in full for a total consideration of approximately $2.2 million, representing a 7.5% discount to the remaining principal balance owed on the note.

Oklahoma Disposal Wells

We are currently in negotiations with various parties to sell all three Oklahoma SWD wells and facilities, one of which was in operation at September 30, 2014, to a single buyer. This sale is anticipated to close by the end of 2014. We anticipate that we will receive less for this property than previously anticipated, so we recorded and impairment to these properties of approximately $931 thousand in the third quarter of 2014, which includes some costs incurred to get the assets in saleable condition.

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost. The following is a schedule of our fixed assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Land and improvements	$1,567,824	$1,549,059
Buildings	2,517,869	2,517,869
Water facilities, equipment, and other fixed assets
Water disposal and handling facilities	12,915,884	12,645,594
Fixed assets not yet in service	1,883,757	858,000
Transportation equipment	7,847,948	7,390,667
Other equipment	2,135,882	1,663,646
Furniture, fixtures & other	579,989	590,071
Total plant, equipment and other	25,363,460	23,147,978
Total fixed assets	29,449,153	27,214,906
Less: Accumulated depreciation	(6,955,897)	(4,721,312)
Net fixed assets	$22,493,256	$22,493,594

Fixed assets are not subject to depreciation until construction is complete and the assets are placed in service. We ceased depreciation of the assets held for sale as of December 2013 when we committed to the plan to sell these assets.

NOTE 6. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s asset retirement obligation transactions during the nine months ended September 30, 2014.

2014
Asset retirement obligation at beginning of period	$(1,119,249)
Liabilities incurred on new wells	(36,441)
Liabilities relieved on retirement of wells	80,953
Accretion expense	(88,193)
Asset retirement obligation at end of period	(1,162,930)
Less: current portion (1)	(100,100)
Non-current portion of asset retirement obligation (2)	$(1,062,830)

(1)	The total current portion of asset retirement obligation of $100 thousand at September 30, 2014 is associated with assets held for sale.

(2)	The non-current portion of asset retirement obligation at September 30, 2014 includes $155 thousand associated with assets held for sale.

NOTE 7. NOTES PAYABLE

Notes Payable at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Notes payable for insurance premiums due in monthly installments through various dates ending September, 2015, 6.73% fixed rate	$372,896	$309,035
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, continues in default	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% fixed rate (2)	1,280,635	1,347,051
Notes payable collateralized by equipment due in montly installments from December 9, 2014 to August 25, 2018, various rates from 4.25% to 15.05% (3)	4,355,519	5,676,297
Note payable collateralized by real estate due in monthly installments though December 28, 2032, 4.25% variable rate	1,055,797	1,083,886
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	1,375,000	1,787,500
Promissory notes assumed in acquisition secured by accounts receivable, inventory and equipment due on demand, maturing January 25, 2013 and February 10, 2013, 7% fixed rate, which have now been settled	-	979,863
Note payable collateralized by real estate due in monthly installments, maturing September 1, 2026, 6% variable rate	41,483	42,786
Note payable assumed in acquisition collateralized by equipment due in monthly installments, maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	94,895	257,176
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments, maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08% (1)	468,764	807,376
Note payable collateralized by property and equipment due in monthly installments, maturing September 13, 2023, 3.25% variable rate	27,618	74,989
Promissory note to related party interest and principal due March 31, 2015, 13% fixed rate	150,000	1,382,341
Notes payable for MAG TankTM financing in 2013, including $200 thousand to related parties, with interest due on the first of each month, maturing on various dates from November 14, 2014 to December 19, 2014, 15% fixed rate	1,502,811	1,443,652
Notes payable for MAG TankTM financing in 2014 with interest due on the first of each month, maturing on February 28, 2015 and March 14, 2015, 15% fixed rate	1,117,560	-
	11,932,978	15,281,952
Less: current portion	(5,560,010)	(7,226,951)
Total long-term debt	$6,372,968	$8,055,001

(1)

Includes notes classified as liabilities associated with assets held for sale as of December 31, 2013, of which $170 thousand is current and $67 thousand is long term. There were not any notes classified as liabilities associated with assets held for sale as of September 30, 2014.

(2)

Note includes debt covenants for which we were not in compliance at December 31, 2013. The lender waived the default provisions related to our non-compliance as of December 31, 2013 and as of the next measurement period, December 31, 2014.

(3)

Includes notes that contained debt covenants for which we were not in compliance at December 31, 2013. The lender waived the default provisions related to our non-compliance as of December 31, 2013. The covenant’s next measurement period is as of December 31, 2014, and we anticipate that we will be in compliance with the current provisions as of that date.

The following table presents the approximate annual maturities based on the calendar year of debt and capital lease obligations as of September 30, 2014:

2014	$2,663,519
2015	3,439,131
2016	2,028,962
2017	2,038,785
2018	311,971
Thereafter	1,475,238
$11,957,606

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

Notes Payable

In the first quarter of 2014, the Company closed on the private placement of approximately $1.1 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 100,879 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. The fair value of these warrants of approximately $42 thousand was recorded as a discount to the notes. The interest rate for the notes is 15%. The net proceeds of the placement funded additional MAG Panel™ inventory.

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

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. In July of 2014, the Company paid our Chairman and Chief Executive Officer $1.3 million on the loan. In September of 2014, the Company paid an additional $50 thousand on the loan. As of September 30, 2014, there is $1.9 million available under this facility. Interest for this note was $115 thousand for the nine months ended September 30, 2014 and $10 thousand for the year ended December 31, 2013. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum which is convertible to common stock. The $2.0 million letter of guarantee associated with this note has been extended through December 31, 2014.

NOTE 8. STOCKHOLDERS’ EQUITY

The following table reflects balances in our outstanding preferred stock, common stock, and treasury stock as of the periods reflected in our financial statements.

	Preferred Stock	Common Stock	Treasury Stock
BALANCE, JANUARY 1, 2014	2,000,000	33,796,389	8,334
Share based payments to officers	-	1,695,000	-
Preferred stock received from settlement of lawsuits	(24,750)	-	-
BALANCE, SEPTEMBER 30, 2014	1,975,250	35,491,389	8,334

Preferred Stock

The Company’s books reflected 2,000,000 shares of 10% Series C Cumulative Preferred Stock at December 31, 2013. During the second quarter of 2014, the Company settled multiple lawsuits related to the White Top and Blackwater acquisitions. As part of the settlement, the individuals who sold us those companies agreed to return 32,750 shares of Series C Preferred Stock that were originally transferred to the sellers as part of the purchase price consideration. The return of this stock resulted in a gain to the Company of $677 thousand, which is included in discontinued operations. As a result of the return of this stock, the Company currently reflects 1,975,250 shares of Series C Preferred shares on its books. The Company has authorized 2,000,000 shares of its 10% Series C Preferred Stock in its certificate of designation for such preferred stock.

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of September 30, 2014. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

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

Common Stock Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2014.

	Shares	Weighted Average Exercise Price	Weighted Average Expected Life
Outstanding - Beginning of Period	3,531,631	$1.98	0.78
Granted	100,879	$2.25	4.41
Exercised	-
Expired	(3,007,500)	$2.01
Outstanding - End of Period	625,010	$1.87	4.11
Exercisable - End of Period	625,010	$1.87	4.11

In the first quarter of 2014, the Company issued a total of 100,879 warrants, which expire five years from their issue dates, with an exercise price of $2.25 in connection with private debt placements.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. For further information, see Note 2 – Liquidity in this Form 10-Q.

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

As of September 30, 2014, there was $1.7 million of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over a weighted-average period of 1.16 years. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options, and the Lattice Model for market based awards. The weighted average values for options issued for the nine months ended September 30, 2014 are as follows:

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

The following is a summary of stock option activity during the nine months ended September 30, 2014.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000s)
Outstanding - Beginning of Period	12,173,255	$3.83	$530
Granted	2,782,500	0.99	1,531
Exercised	-	-	-
Cancelled	(130,934)	1.14	53
Outstanding - End of Period	14,824,821	3.32	3,311
Exercisable - End of Period	10,145,610	$4.31	$1,450

*	The Aggregate Intrinsic Value was calculated using the September30, 2014 and December 31, 2013 closing stock price of $1.54 and $1.16, respectively.

The following is a summary of stock options outstanding at September 30, 2014:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Exercisable Options
$0.90 - $1.00	4,589,999	8.25	1,989,999
$1.01 - $1.20	1,265,000	8.71	418,333
$1.21 - $1.55	512,500	8.22	133,333
$1.56 - $1.75	2,286,163	7.60	1,472,786
$1.76 - $2.00	1,780,667	4.97	1,740,667
$2.01 - $10.00	3,490,332	2.66	3,490,332
$10.01 - $15.00	43,999	3.41	43,999
$15.01 - $18.00	36,667	3.39	36,667
$18.01 - $20.00	792,828	3.38	792,828
$20.01 - $22.75	26,666	3.63	26,666
	14,824,821		10,145,610

NOTE 10. COMMITMENTS AND CONTINGENCIES

Officers’ Benefits

On April 25, 2014, our Board of Directors approved certain officers of the Company to receive benefits pursuant to a change in control in accordance with their job descriptions and responsibilities to the Company, ranging from one year annual salary payment to three years annual salary payment.

Pipeline Commitments

On June 24, 2014, the Company’s wholly-owned subsidiary, GreenHunter Pipeline, LLC entered into three definitive agreements with Tuesday Pipeline, LLC concerning the transportation of brine, condensate and water through three pipelines to be constructed by Tuesday Pipeline in and around the Claysville, PA area to an area located around Benwood, WV, pursuant to a Brine Transportation Agreement, a Condensate Transportation Agreement and a Water Transportation Agreement.

Each Agreement obligated Tuesday Pipeline to furnish to GreenHunter Pipeline, LLC a formal commitment letter from a lender providing for the funding for the construction of the pipeline by August 30, 2014. Tuesday Pipeline failed to deliver the formal commitment letter by August 30, 2014. Therefore, GreenHunter Pipeline has terminated each agreement pursuant to its terms and conditions. The Company is currently seeking other financing options for this project.

Leases

The Company rents property, equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $890 thousand and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

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

ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002 . ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only and no direct working relationship with ABB, Inc. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB has been attempting to enforce payment of its claim of approximately $328 thousand by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

A hearing was held in September 2013 solely on the issue of whether ABB was a third party beneficiary to the settlement agreement with Crown. The court ruled in favor of GreenHunter Energy, Inc. and decided that ABB was not a third party beneficiary. The court has awarded the Company some of its attorney’s fees. ABB has filed its notice of appeal.

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

The PetroChem claim was stayed by the bankruptcy court but PetroChem is attempting to move forward with their claim now by asserting they are third party beneficiary to our Crown settlement agreement, and they have filed a mechanic’s lien claim. As this claim is similar to the ABB claim above, management believes this case has little or no merit and the Company will ultimately prevail.

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

Marcos Eric Ramon and Juan Castillo v .White Top Oilfield Construction and Jennay Marie Hawkins. 293rd District Court of Dimmitt County, Texas, Cause No. 13-07-12036-DCV. Plaintiff brought suit against defendants for damages caused by an automobile accident with defendant Jennay Hawkins, allegedly an employee of White Top. The claim is being handled by the insurance carrier and the Company estimates any damages will be covered by insurance. This case has been settled for $50 thousand.

SPX v. GreenHunter Energy, Inc., et al. in the Superior Court for the State of California, County of Imperial, Case No. ECU-5082. SPX was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only and no direct working relationship with SPX. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. GreenHunter performed all of its obligations under the settlement agreement.

The parties have settled this matter for $115 thousand.

Jose Torres, et al. v. GreenHunter Resources, Inc. and GreenHunter Water, LLC, in the 25th District Court, Lavaca County, Texas, Cause No. 14-04-22652 CV. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, died on December 17, 2013 while working at the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to the insurance companies for coverage. The Company has answered the lawsuit and is currently conducting an investigation into this matter. This matter is in the early stages of discovery and the Company cannot estimate the probability of any loss at this time. However, the claim is being handled by the insurance carrier and the Company estimates any damages will be covered by insurance.

Jonathan D. Hoopes v. GreenHunter Resources, Inc., in the 162nd District Court of Dallas, County, Texas, Cause No. DC-14-03179. Plaintiff has sued the Company for breach of an employment agreement and enforcement of certain rights under various stock option agreements with the Company. Plaintiff is alleging he is owed one years’ salary upon termination and wants to continue to vest in certain stock options after his termination. The Company denies the allegations in the complaint as the Company had either reached an agreement with the plaintiff for his severance payment or had good cause to terminate the plaintiff. This case will be arbitrated in accordance with the employment agreement and is currently being set for the month of January 2015. The Company has accrued six months’ severance payment to the plaintiff and anticipates that this matter will result in no further obligations to the plaintiff.

Edward Bujnoch et al v. Sanchez Oil & Gas Corporation, et al; In the 113th Judicial District Court of Harris County, Texas Cause No. 2012-71172. Plaintiff has sued Blackwater Services, LLC for wrongful death due to a car accident. Plaintiff alleges Defendant’s truck spilled drilling fluid on the highway causing Plaintiff’s car to lose control. Evidence indicates that Blackwater truck was not the truck carrying the spilled drilling fluid. In addition, the Plaintiffs were driving while intoxicated. Defendants have tendered the case to the insurance companies for coverage. The Company has answered the lawsuit and is currently conducting an investigation into this matter. Management believes this case has little or no merit and the Company will ultimately prevail.

White Top and Blackwater Lawsuits. During the second quarter of 2014, we settled multiple lawsuits related to the White Top and Blackwater acquisitions. These lawsuits included a lawsuit filed by the Company against the sellers seeking injunctive relief to force the defendants to turn over certain assets in their possession, as well as for breach of equity purchase agreements, statutory fraud and common fraud. A certain bank sued the Company demanding payment of $1.0 million plus accrued interest for promissory notes owed to the bank by White Top and Blackwater. As part of the settlement agreement, the bank agreed to unconditionally release the Company from any further liability to the bank, and the Company agreed to make a $50 thousand payment to the bank. The settlement agreement also required the sellers to return 32,750 Series C Preferrred Stock given to them as part of the original purchase price. Settlement of these lawsuits resulted in a gain of approximately $1.9 million, which is included in discontinued operations on the Statement of Operations. For additional information related to these gains, see Note 7 – Notes Payable and Note 8 – Stockholders’ Equity in this Form 10-Q.

NOTE 11. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014, we earned storage rental revenue for providing water storage tanks and equipment for lease to Triad Hunter, LLC (a wholly-owned subsidiary of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder). Additionally, we also sold multiple MAG Tank™ panels to Triad Hunter, LLC. We also provided water disposal and transport services for Shale Hunter, Virco, Inc., Triad Hunter, and Eureka Hunter Pipeline, LLC (all wholly-owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder) during the nine months ended September 30, 2014. Revenue from the affiliated companies totaled approximately $1.4 million and $5.2 million for the three and nine months ended September 30, 2014.

During the nine months ended September 30, 2013, we earned storage rental revenue for providing water storage tanks and equipment for lease to Shale Hunter, LLC, Eagle Ford Hunter, LLC and Triad Hunter, LLC, all wholly-owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder. We also provided water disposal and transport services for Shale Hunter and Triad Hunter during the nine months ended September 30, 2013. Revenue from Eagle Ford Hunter, prior to its sale to an unaffiliated entity in April of 2013 was $-0- and $978 thousand for the three and nine months ended September 30, 2013. Revenue from the then currently affiliated companies totaled $805 thousand and $1.2 million for the three and nine months ended September 30, 2013. Revenue for the three related parties was $663 thousand and $1.9 million for the three and nine months ended September 30, 2013.

 Accounts receivable associated with the above revenue for related parties totaled $1.1 million at September 30, 2014.

The Company had an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $82 thousand at September 30, 2014 for pilot expenses.

We paid for air travel services to a company owned by Mr. Evans of $-0- and $19 thousand for the three and nine months ended September 30, 2014.

 On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137.5 thousand per quarter. Interest expense related to this note was $124 thousand for the nine months ended September 30, 2014 and $162 thousand for the nine months ended September 30, 2013. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. The balance of this note is $1.4 million at September 30, 2014.

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. In July of 2014, the Company paid our Chairman and Chief Executive Officer $1.3 million on the loan. In September of 2014, the Company paid an additional $50 thousand on the loan. As of September 30, 2014, there is $1.9 million available under this facility. Interest for this note was $115 thousand for the nine months ended September 30, 2014 and $10 thousand for the year ended December 31, 2013. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum which is convertible to common stock. The $2.0 million letter of guarantee associated with this note has been extended through December 31, 2014.

NOTE 12. SEGMENT DATA

We currently have one reportable segment: Water Management. However, we previously had two reportable segments: Water Management and Biomass. We have entered an agreement to sell the Biomass project with a final closing set for March 15, 2015. Since we are planning on selling this segment within the next nine months, we have classified the Biomass assets as held for sale as of September 30, 2014.

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

Condensed consolidating guarantor financial information for GreenHunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, was as follows:

GreenHunter Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	As of September 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$1,360,654	$3,886,539	$(21,930,611)	$24,923,387	$8,239,969
Intercompany accounts receivable	24,923,411	-	-	(24,923,411)	-
Fixed assets	2,077,978	18,596,649	4,097,234	335,041	25,106,902
Investment in subsidiaries	19,234,244	4,539,391	(4,466,395)	(19,307,240)	-
Other assets	27,026	60,936	-	-	87,962
Total Assets	$47,623,313	$27,083,515	$(22,299,772)	$(18,972,223)	$33,434,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$6,218,288	$3,634,192	$(21,104,784)	$24,923,387	$13,671,083
Intercompany accounts payable	-	2,489,285	22,434,102	(24,923,387)	-
Long-term liabilities	3,030,842	3,694,257	710,699	-	7,435,798
Stockholders' equity	38,374,183	17,265,781	(24,339,789)	(18,972,223)	12,327,952
Total Liabilities and Stockholders' Equity	$47,623,313	$27,083,515	$(22,299,772)	$(18,972,223)	$33,434,833

	As of December 31, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$1,949,764	$7,442,231	$(32,896,562)	$34,412,241	$10,907,674
Intercompany accounts receivable	33,719,606	811,535	-	(34,531,141)	-
Fixed assets	2,167,250	14,402,410	16,033,258	4,389,430	36,992,348
Investment in subsidiaries	19,234,244	4,539,391	(4,466,395)	(19,307,240)	-
Other assets	64,842	60,936	-	-	125,778
Total Assets	$57,135,706	$27,256,503	$(21,329,699)	$(15,036,710)	$48,025,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$5,648,819	$11,954,865	$(31,539,580)	$34,531,141	$20,595,245
Intercompany accounts payable	-	-	34,531,141	(34,531,141)	-
Long-term liabilities	3,574,506	4,517,062	982,580	-	9,074,148
Stockholders' equity	47,912,381	10,784,576	(25,303,840)	(15,036,710)	18,356,407
Total Liabilities and Stockholders' Equity	$57,135,706	$27,256,503	$(21,329,699)	$(15,036,710)	$48,025,800

GreenHunter Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$8,695,472	$-	$(2,432,526)	$6,262,946
Expenses	2,634,158	7,899,784	21,320	(2,797,775)	7,757,487
Income (loss) from continuing operations before tax	(2,634,158)	795,688	(21,320)	365,249	(1,494,541)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(2,634,158)	795,688	(21,320)	365,249	(1,494,541)
Income from discontinued operations, net of tax	-	-	(1,199,051)	-	(1,199,051)
Net income (loss)	(2,634,158)	795,688	(1,220,371)	365,249	(2,693,592)
Dividends on preferred stock	(1,234,532)	-	-	-	(1,234,532)
Net income (loss) to common stockholders	$(3,868,690)	$795,688	$(1,220,371)	$365,249	$(3,928,124)

	For the Three Months Ended September 30, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$9,854,120	$-	$(2,086,181)	$7,767,939
Expenses	1,069,269	9,896,191	20,904	(1,951,588)	9,034,776
Income (loss) from continuing operations before tax	(1,069,269)	(42,071)	(20,904)	(134,593)	(1,266,837)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(1,069,269)	(42,071)	(20,904)	(134,593)	(1,266,837)
Loss from discontinued operations, net of tax	-	-	896,061	-	896,061
Net income (loss)	(1,069,269)	(42,071)	875,157	(134,593)	(370,776)
Dividends on preferred stock	(1,174,256)	-	-	-	(1,174,256)
Net income (loss) to common stockholders	$(2,243,525)	$(42,071)	$875,157	$(134,593)	$(1,545,032)

	For the Nine Months Ended September 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$28,108,315	$-	$(6,494,521)	$21,613,794
Expenses	8,482,496	26,025,471	63,599	(6,884,530)	27,687,036
Income (loss) from continuing operations before tax	(8,482,496)	2,082,844	(63,599)	390,009	(6,073,242)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(8,482,496)	2,082,844	(63,599)	390,009	(6,073,242)
Income from discontinued operations, net of tax	-	-	1,100,488	-	1,100,488
Net income (loss)	(8,482,496)	2,082,844	1,036,889	390,009	(4,972,754)
Dividends on preferred stock	(3,734,531)	-	-	-	(3,734,531)
Net income (loss) to common stockholders	$(12,217,027)	$2,082,844	$1,036,889	$390,009	$(8,707,285)

	For the Nine Months Ended September 30, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$23,723,503	$2,781	$(5,419,729)	$18,306,555
Expenses	3,415,595	21,596,281	66,512	(5,015,957)	20,062,431
Income (loss) from continuing operations before tax	(3,415,595)	2,127,222	(63,731)	(403,772)	(1,755,876)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(3,415,595)	2,127,222	(63,731)	(403,772)	(1,755,876)
Loss from discontinued operations, net of tax	-	-	(6,613,135)	-	(6,613,135)
Net income (loss)	(3,415,595)	2,127,222	(6,676,866)	(403,772)	(8,369,011)
Dividends on preferred stock	(3,337,286)	-	-	-	(3,337,286)
Net income (loss) to common stockholders	$(6,752,881)	$2,127,222	$(6,676,866)	$(403,772)	$(11,706,297)

GreenHunter Resources, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$3,619,528	$3,071,330	$(11,163,458)	$390,032	$(4,082,568)
Cash flow from investing activities	(95,999)	(1,520,996)	11,520,591	(390,032)	9,513,564
Cash flow from financing activities	(4,392,675)	(1,368,149)	(402,231)	-	(6,163,055)
CHANGE IN CASH	(869,146)	182,185	(45,098)	-	(732,059)
CASH, beginning of period	1,480,942	(223,183)	45,098	-	1,302,857
CASH, end of period	$611,796	$(40,998)	$-	$-	$570,798

	For the Nine Months Ended September 30, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$(6,997,922)	$4,117,503	$1,760,143	$(4,985,673)	$(6,105,949)
Cash flow from investing activities	-	1,087,473	(1,122,890)	-	(35,417)
Cash flow from financing activities	5,060,579	1,034,995	(638,646)	-	5,456,928
CHANGE IN CASH	(1,937,343)	6,239,971	(1,393)	(4,985,673)	(684,438)
CASH, beginning of period	3,048,316	(1,328,059)	45,385	-	1,765,642
CASH, end of period	$1,110,973	$4,911,912	$43,992	$(4,985,673)	$1,081,204

NOTE 14. SUBSEQUENT EVENTS

On October 2, 2014, the Company received a letter from the United States Coast Guard - US Department of Homeland Security specifically authorizing the Company to transport cargoes containing oilfield waste in accordance with Navigation and Vessel Inspection Circular (NVIC) 7-87.  This authorization has enabled the company to expedite its plans to begin barging of oilfield waste down certain navigable waterways in the Appalachia region.  GreenHunter Water believes it is the first company to receive such authorization in the United States.  This authorization had been sought by GreenHunter Water in excess of two years.  The Company has identified and procured accessibility to five different barging transloading facilities located along the Ohio River.  Significant future growth opportunities exist predominately from producers both in the Marcellus and Utica shale plays located north of GreenHunter Water’s existing facilities in West Virginia and Ohio, which includes the State of Pennsylvania.  The primary advantage to producers in this region is our ability to significantly reduce the existing cost of brine transportation via trucking over long distances.  The research completed by GreenHunter Water concluded that transporting liquid cargo by water dramatically reduces the amount of vehicles on the roadways, decreases the carbon emissions into the atmosphere, while also having an economical advantage over other transportation modes and continuing to be the safest transportation option.

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

Overview

GreenHunter Resources, Inc., (“GreenHunter”), through its wholly-owned subsidiaries, GreenHunter Water, LLC, GreenHunter Environmental Solutions, LLC, and GreenHunter Hydrocarbons, LLC, provides Oilfield Fluid Management Solutions™ in the oilfield and the shale plays of the Appalachian Basin. GreenHunter Water continues to expand its services package by increasing down-hole injection capacity with Class II salt water disposal wells and facilities, with the launch of next-generation modular above-ground frac water storage tanks (MAG Tank™), and with advanced water hauling – including a growing fleet of DOT rated 407 trucks, for hauling hydrocarbons and water with the presence of hydrocarbons. GreenHunter Water has also spearheaded the movement to barge brine water, as barging is the safest and most cost-effective mode of transport.

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

It has been our goal to become a leading provider of water management solutions as it relates to the oil and gas industry in the unconventional resource plays in the Appalachian Region where we are predominantly active, including both the Marcellus and Utica Shale areas. As of September 30, 2014, we operated commercial water service facilities, including 10 disposal wells (nine in Appalachia and one in Oklahoma which is currently being marketing for sale). The Company is currently constructing a pipeline at its Mills Hunter offload terminal that will connect six or more wells to a single facility with barge unloading capabilities. The additional disposal capacity of these wells will essentially double the current disposal capacity of the Company. As these wells are permitted and ready to operate, the Company can utilize this capacity as soon as the connecting pipeline is complete, which is expected to be in late 2014.

We operate a fleet of 37 trucks located in Appalachia that are used to transport fluids to disposal and water treatment sites. Additionally, the Company has acquired or leased various sites along the Ohio River in Appalachia to facilitate the use of barges as a low cost method of hauling fluids. We anticipate initiating barge hauling services in the near future. The Company’s Mills Hunter disposal facility is located along the Ohio River. The facility, with its soon to be completed additional capacity, will be a primary destination for disposal of barged fluids. Additional infrastructure construction is currently under way at this facility to handle barging operations.

In late 2013, the Company decided to sell all of its disposal wells and properties located in South Texas and Oklahoma, to either move to Appalachia or sell most of its equipment in South Texas owned by White Top and Blackwater, and to discontinue operation in both of these areas in order to concentrate our efforts in the higher revenue region of Appalachia. We believe this area represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas wells in the first half of 2014 and have ceased operations in South Texas. We expect to close on our remaining Oklahoma fixed assets in the fourth quarter of 2014. At that point, we intend to cease operating in Oklahoma.

We have deployed several modular above-ground temporary water storage systems in the Marcellus and Utica Shale Plays, and we have installed and operated an onsite semi-portable water treatment facility in the Appalachian Region. We have designed and engineered and are currently marketing this proprietary next-generation large format modular above-ground water storage system. We are evaluating a license for new technologies to treat water and other fluids associated with the production of oil and natural gas for reuse. As part of our strategy of focusing our future growth in the Appalachian Region, we expect to add more new disposal wells in the last quarter of 2014, including constructing pipelines to transport produced liquids, which will essentially double our disposal capacity, lower the cost associated with transporting liquids as well as increase our overall profit margins.

In the second quarter of 2014, the Company decided to construct three pipelines that will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively. The point of delivery will be along the Ohio River, from which point we expect to deliver the hydrocarbons by barge to the purchasers, as well as deliver the waste water by barge to our disposal wells. We expect the use of the pipelines and barges to substantially reduce the cost of transporting these products and give us a significant competitive advantage in both areas. Additionally, fresh water will flow through this pipeline in the opposite direction (from the river inland toward the production areas) thereby furnishing producers with sources of fresh water. Currently, fresh water, generally used for hydraulic fracturing, must be delivered to these production areas by truck. Our lower cost delivery by pipeline should give us a significant competitive advantage in delivering this product. As part of our strategic growth plans, the Company signed definitive agreements with a third party to construct three independent pipelines in the Appalachian Region that would be funded by the third party. The agreements gave the Company exclusive use of the three pipelines for a period of ten years with an option to renew the agreements for another ten years. This third party was not able to obtain the needing financing by the August 30, 2014 deadline, and the agreement was terminated. However, the Company has found other investors who have a high level of interest in financing this pipeline project. We believe we will be able to obtain financing and plan to build these pipelines ourselves. We anticipate having the financing in place by late 2014 or early 2015, at which time we will begin construction of the pipelines.

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

Current Plan of Operations and Ability to Operate as a Going Concern

As of September 30, 2014, we had a working capital deficit of $5.4 million, of which $1.2 million is non-recourse to the parent company, GreenHunter Resources, Inc.

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

In late 2013, Management decided to focus on expanding our future operations only in the Appalachian Region. As part of this strategy, we committed to a plan to sell our fixed assets in South Texas and Oklahoma. These assets were classified as held for sale as of December31, 2013, and the few remaining unsold assets continue to be held for sale at September 30, 2014. We have generated significant cash from these non-core asset sales. We have used this additional capital to assist in significantly reducing our working capital deficit and to provide growth capital to fund additional new projects that are a part of our overall business plan to grow our business in Appalachia.

Additional assets located in South Texas and Oklahoma remain classified as held for sale at September 30, 2014. We anticipate we will close on the sale of these assets sometime in the last quarter of 2014. The Company believes the amount for which it will be able to sell these assets is less than previously anticipated. The Company has also had to perform additional work on one of the wells to bring it to a saleable condition. As a result, the Company has recorded impairment of $931 thousand on these assets during the third quarter of 2014. These assets are being marketed at amounts equal to or in excess of our net book value at September 30, 2014.

In December 2013, the Company entered into a letter of intent to sell our remaining renewable asset, a biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, GreenHunter Mesquite Lake entered an agreement to sell the biomass project to ML Energy Park, LLC for $2.0 million. The closing is scheduled for March 15, 2015. The prospective buyer made an initial payment of $50 thousand as earnest money deposit and has continued to pay $50 thousand per month to date and is required to continue the monthly payments for a year or until deciding to ultimately purchase the property. The monthly payments, as well as the initial $25 thousand fee, are non-refundable and can be used at our discretion, but will be applied to the purchase price if it is ultimately consummated. As of September 30, 2014, the Company has received $425 thousand toward the sales price of this property. The Company has used the payments to reduce the carrying value of the remaining asset on its books.

During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note due to the Company’s Chairman and Chief Executive Officer. As of September 30, 2014, $1.4 million of this balance has been paid and there is $1.9 million available under this facility. The $2.0 million letter of guarantee associated with this note has been extended through December 31, 2014.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration will allow for the Company to sell from time to time in one or more offerings of any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150 million.

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities
•	The expected sale of our remaining assets held for sale at September 30, 2014
•	The sale of our Mesquite Lake property
•	Letter of credit guarantee from our Chairman
•	The sale of debt or equity securities under a universal “shelf” registration statement
•	The proceeds from capital project related financing

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013:

The following table summarizes results from continuing operations for the three months ended September 30, 2014 and 2013:

	2014	2013	Change	Change %
Revenues:
Water disposal revenue	$3,402,449	$2,583,761	$818,688	31.7%
Water disposal fees - take or pay	21,869	323,798	(301,929)	-93.2%
Transportation revenue	2,442,863	2,712,986	(270,123)	-10.0%
Environmental services revenue	52,756	-	52,756	0.0%
MAG Tank™ revenue	-	1,650,000	(1,650,000)	-100.0%
Skim oil revenue	197,592	226,390	(28,798)	-12.7%
Storage rental revenue and other	145,417	271,004	(125,587)	-46.3%
Total revenues	6,262,946	7,767,939	(1,504,993)	-19.4%
Cost of goods and services provided	3,541,779	5,908,310	(2,366,531)	-40.1%
Margin (1)	2,721,167	1,859,629	861,538	46.3%
Margin %	43.4%	23.9%
Depreciation and accretion expense	725,224	699,889	25,335	3.6%
Stock based compensation	1,110,888	355,040	755,848	212.9%
Selling, general and administrative	2,105,876	1,904,775	201,101	10.6%
Operating Loss	$(1,220,821)	$(1,100,075)	$(120,746)	11.0%

(1)	Margin is defined as revenues less cost of goods and services provided and excludes depreciation and accretion, impairment, selling, general and administrative and stock compensation expense costs.

Total Revenues

The following table compares disposal volumes and revenue from continuing operations for the three months ended September 30, 2014 and 2013:

	Barrels	Revenue	Average Price
2014	1,016,812	$3,402,449	$3.35
2013	719,648	$2,583,761	$3.59
Increase / (Decrease)	297,164	$818,688	$(0.24)
Increase / (Decrease) %	41.3%	31.7%	-6.8%

The increase in disposal revenue related to continuing operations was mainly due to an increase in both capacity and volumes. We operated nine disposal wells in Appalachia for most of the third quarter of 2014. Only eight wells were in operation in Appalachia for the third quarter of 2013, and these wells generally operated at well below capacity levels in 2013. Our volume of barrels disposed represents a significant increase in utilization of our wells over the same period in 2013.

The “take or pay” disposal revenue declined significantly in the current quarter compared to the same period in the prior year. Take of pay relates to contracts in which we guarantee the availability of a certain number of barrels of disposal and in exchange the customer agrees to pay a designated amount per barrel for any barrels below the guaranteed number of barrels. In the prior year, we had a significant take or pay contract with a major customer that disposed barrels significantly below the guaranteed amount and paid us their contracted rate for the difference. We have a similar contract in the current year but at a reduced rate per barrel on the unutilized portion.

The following table compares internal trucking hours and revenue from continuing operations for the three months ended September 30, 2014 and 2013:

	Hours	Revenue	Average Price
2014	21,623	$2,156,969	$99.75
2013	11,881	$1,259,084	$105.97
Increase / (Decrease)	9,742	$897,885	$(6.22)
Increase / (Decrease) %	82.0%	71.3%	-5.9%

Our Appalachia trucking fleet increased from 32 trucks in the third quarter of 2013 to 37 trucks for the same period in 2014, which enabled us to haul more fluids. Additionally, the demand for our services in the third quarter of 2014 was beyond our capacity, and our trucks operated at maximum capacity subject to limitations of available driver hours during most of the quarter.

The following table compares third party trucking hours and revenue from continuing operations for the three months ended September 30, 2014 and 2013:

	Hours	Revenue	Average Price
2014	2,774	$285,894	$103.06
2013	14,341	$1,453,903	$101.38
Increase / (Decrease)	(11,567)	$(1,168,009)	$1.68
Increase / (Decrease) %	-80.7%	-80.3%	1.7%

Our third party trucking revenue decreased because we did not use third party trucking extensively in the third quarter of 2014. The Company has been historically experiencing losses due to the use of a significant amount of third party trucking. Even though we may have had less disposal volume than we might have had otherwise, the limited use of third party trucking has favorably impacted the Company’s margins. We may continue to limit our use of third party trucking. The Company believes that future additions to our internal trucking fleet and the use of barging, which we plan to implement in the near future, will enhance our ability to haul liquids at even more favorable profit margins without relying heavily on third party trucking.

Our Environmental Services operations began in June of 2014. To date, these operations are still in start-up mode and have generated little outside revenue. We used their services in the third quarter of 2014 to perform several internal projects for which we otherwise would have had to hire outside parties to perform. We expect revenue from these operations to grow sequentially over the next few quarters.

We sold our first MAG Tanks™ to customers in the third quarter of 2013. We did not sell a MAG Tank™ in the third quarter of 2014. Most of our customers are in the process of budget planning for 2015, and we expect orders for our MAG Tank™ panels as this process unfolds.

Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that was mixed with the water that is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil revenue decreased in the third quarter of 2014 versus the third quarter of 2013. The skim oil has been removed and sold on a consistent basis each month of 2014. Also, skim oil sales are dependent on the amount of oil in the waste water delivered to our facilities, over which we have no control.

Cost of Goods and Services Provided

Our operating costs related to continuing operations decreased substantially when compared to the same period last year and our operating margins showed a substantial increase, rising from 23.9% to 43.4%. The decrease in costs was partially due to our sale of a MAG Tank™ in 2013, but not in 2014. Additionally, both our costs and our margins were favorably impacted by our limited use of third party trucking in the third quarter of 2014 as compared to last year. Our operating results have previously been negatively impacted by our use of third party trucking. We believe that the alternative methods of transporting fluids, including the use of barging and pipelines, that we have planned for the coming months will continue to improve our margins as we are able to implement these changes.

Depreciation and Accretion Expense

Depreciation and accretion expense increased primarily due to having one additional disposal wells in service for the third quarter of 2014 that had been placed into service in Appalachia after the third quarter of 2013.

Stock Based Compensation

This increase in stock based compensation for the three months ended September 2014 versus the three months ended September 2013 is mainly due to a 2,600,000 option grant in April of 2014 to certain members of management, of which 1,000,000 options were granted to our Chairman of the Board and Interim Chief Executive Officer Mr. Gary C. Evans

We expect overall stock based compensation expense to increase in future periods as we continue to expand our personnel necessary to conduct our water management business.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $2.1 million and $1.9 million during the quarter ended September 30, 2014 and 2013, respectively. This 10.6% increase was due to expansion of our business activities. We believe our SG&A costs will continue to be stable in 2014 but may grow if we see significant growth in our overall business.

The following is a schedule of our selling, general and administrative expense for the three months ended September 30,:

	2014	2013	Variance
Personnel and related costs	$1,442,758	$1,110,053	$332,705
Office and related costs	265,200	410,084	(144,884)
Travel, selling, and marketing	158,801	181,915	(23,114)
Professional fees	232,906	158,528	74,378
Taxes and permits	6,211	44,195	(37,984)
Total	$2,105,876	$1,904,775	$201,101

Operating Loss

The increase in operating loss is primarily due to additional expenses mainly related to personnel incurred for the future expansion of our new business activities. It also includes a common stock based bonus to certain members of management.

Other Income and Expense

Total other expense was $274 thousand for the quarter ended September 30, 2014 as compared to expense of $167 thousand for the quarter ended September 30, 2013. The components of the total other expense include the following: 1) Interest expense was approximately $304 thousand in 2014 compared to approximately $231 thousand for 2013, and we expect our interest expense will continue to increase as we add overall indebtedness to fund our future expansion activities; 2) the sale of assets resulted in a $26 thousand gain in 2014 versus $17 thousand loss in 2013; 3) the settlement of payables was $-0- in 2014 versus favorable by $5 thousand in 2013; and 4) other income was $4 thousand and $77 thousand for 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013:

The following table summarizes results from continuing operations for the nine months ended September 30, 2014 and 2013:

	2014	2013	Change	Change %
Revenues:
Water disposal revenue	$10,313,058	$6,399,770	$3,913,288	61.1%
Water disposal fees - take or pay	426,230	1,819,142	(1,392,912)	-76.6%
Transportation revenue	8,698,553	6,246,322	2,452,231	39.3%
Environmental services revenue	54,755	-	54,755	0.0%
MAG Tank™ revenue	886,142	1,650,000	(763,858)	-46.3%
Skim oil revenue	718,480	761,840	(43,360)	-5.7%
Storage rental revenue and other	516,576	1,429,481	(912,905)	-63.9%
Total revenues	21,613,794	18,306,555	3,307,239	18.1%
Cost of goods and services provided	14,551,747	12,793,604	1,758,143	13.7%
Margin (1)	7,062,047	5,512,951	1,549,096	28.1%
Margin %	32.7%	30.1%
Depreciation and accretion expense	2,218,366	2,129,903	88,463	4.2%
Stock based compensation	3,714,700	1,255,224	2,459,476	195.9%
Selling, general and administrative	6,273,264	5,510,529	762,735	13.8%
Operating Loss	$(5,144,283)	$(3,382,705)	$(1,761,578)	52.1%

(1)	Margin is defined as revenues less cost of goods and services provided and excludes depreciation and accretion, impairment, selling, general and administrative and stock compensation expense costs.

Total Revenues

 The following table compares disposal volumes and revenue from continuing operations for the nine months ended September 30, 2014 and 2013:

	Barrels	Revenue	Average Price
2014	2,930,389	$10,313,058	$3.52
2013	1,961,235	$6,399,770	$3.26
Increase / (Decrease)	969,154	$3,913,288	$0.26
Increase / (Decrease) %	49.4%	61.1%	7.9%

The increase in disposal revenue related to continuing operations was mainly due to an increase in both capacity and volumes. We operated a total of nine disposal wells in Appalachia as of the end of the third quarter of 2014. Eight wells operated for the first two months of 2014, and an additional new well was put into service in Meigs County, Ohio, on March 1, 2014. Only seven wells were in operation in Appalachia for the first eight months of 2013, and an additional well was put in service in Washington County, Ohio, in September of 2013. In addition to this increase in overall average capacity year over year, our wells in Appalachia, as a whole, operated at a higher rate of overall utilization when compared to last year. The combination of both higher capacity and higher utilization of the available capacity contributed to the 49% increase in utilization year over year, which also directly contributed to our increase in disposal revenue of 61% for the first nine months of 2014 when compared to the same period in 2013.

The following table compares internal trucking hours and revenue from continuing operations for the nine months ended September 30, 2014 and 2013:

	Hours	Revenue	Average Price
2014	52,528	$5,613,608	$106.87
2013	33,337	$3,512,448	$105.36
Increase / (Decrease)	19,191	$2,101,160	$1.51
Increase / (Decrease) %	57.6%	59.8%	1.4%

The increase in transportation revenue was due to two factors. Our Appalachia trucking fleet increased from an average of 28 trucks in the first nine months of 2013 to an average of 36 trucks for the same period in 2014, which enabled us to haul more fluids resulting in a corresponding increase in revenues in the current year versus last year.

The following table compares third party trucking hours and revenue from continuing operations for the nine months ended September 30, 2014 and 2013:

	Hours	Revenue	Average Price
2014	33,892	$3,084,945	$91.02
2013	26,610	$2,733,875	$102.74
Increase / (Decrease)	7,282	$351,070	$(11.72)
Increase / (Decrease) %	27.4%	12.8%	-11.4%

The increase in both third party trucking hours and revenue were mainly due to our extensive use of third party trucking in the first two quarters of 2014. We substantially reduced our third party trucking use in the third quarter of 2014and believe this positively affected our year to date margins even though revenue was lower.

The decrease in MAG Tank™ revenue was due to a lower number of our MAG Tank™ panels being sold in the first nine months of 2014 when compared to the same period in 2013.

Skim oil revenue decreased slightly in the first nine months of 2014 compared to the same period in 2013. Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that is mixed with the water and is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil sales are determined by the quantity of oil in the waste water delivered to our facilities, over which we have no control.

Our other revenue decreased mainly due to a large remediation contract we obtained early in 2013 that did not occur in 2014.

Cost of Goods and Services Provided

Our operating costs related to continuing operations increased due to the overall increase in activity, but actually decreased as a percentage of revenue leading to the 9% increase in our direct margins year over year. This was due to several reasons, but the largest factor was our limited use of third-party trucking in the third quarter of 2014. We had been losing money using third party trucking in prior quarters including the prior year. Management believes that the decreased use of third party trucking as well as developing alternative low cost methods of transporting fluids, including the use of barging and pipelines, will continue to improve our operating margins as we implement these changes.

Depreciation and Accretion Expense

Depreciation and accretion expense increased by nominal amounts due to having more disposal wells in service for the whole nine months for 2014 compared to the same period in 2013.

Stock Based Compensation

This increase in stock based compensation for the first nine months of 2014 versus the first nine months of 2013 is mainly due to the following:

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

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $6.3 million and $5.5 million during the nine months ended September 30, 2014 and 2013, respectively. This 13.8% increase was due to expansion of our business activities. We believe our SG&A costs have been stable in 2014 but may grow if we see significant growth in our overall business.

The following is a schedule of our selling, general and administrative expense for the nine months ended September 30,:

	2014	2013	Variance
Personnel and related costs	$4,116,432	$2,817,343	$1,299,089
Office and related costs	902,718	1,196,299	(293,581)
Travel, selling, and marketing	320,563	484,338	(163,775)
Professional fees	788,022	891,453	(103,431)
Taxes and permits	145,529	121,096	24,433
Total	$6,273,264	$5,510,529	$762,735

The increase in personnel and related costs is due partly to bonus expense accrued in 2014 but not 2013and to a lesser extent due to a general increase in personnel as the Company has grown.

Operating Loss

The increase in operating loss is primarily due to the increase in non-cash stock compensation in 2014 compared to 2013, and to the increased personnel and related costs in selling, general, and administrative expenses.

Other Income and Expense

Total other expense was $929 thousand for the nine months ended September 30, 2014 as compared to income of $1.6 million for the nine months ended September 30, 2013. The components of the total other income/expense include the following: 1) Interest expense was approximately $1.1 million in 2014 compared to approximately $691 thousand for 2013, and we expect our interest expense will continue to increase as we add overall indebtedness to fund our future expansion activities; 2) the loss on the sale of assets was $39 thousand in 2014 versus a gain of $2.2 million in 2013; 3) the settlement of payables resulted in a gain of $134 thousand in 2014 and $-0- in 2013; and 4) other income was $88 thousand and $78 thousand for 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of September 30, 2014, we had cash and cash equivalents of approximately $571 thousand and a working capital deficit of $5.4 million as compared to cash and cash equivalents of $1.3 million and a working capital deficit of $9.7 million as of December 31, 2013. The effects of the decrease in cash and the favorable change in the working capital deficit, net decrease of $3.6 million, were partially due to the activities described below.

Operating Activities

During the first nine months of 2014 and 2013, operating activities used $4.1 million and $6.1 million, respectively. Although cash flows from operating activities may not be sufficient to meet our operating needs in the near term and we may have to rely on other sources of cash, we expect increases in cash flows from new assets placed in service over the next twelve months to improve our ability to fund our operations within operating cash flow.

Investing Activities

During the nine months ended September 30, 2014, investing activities provided approximately $9.5 million in cash. This was comprised of $6.8 million of cash in net proceeds from the sale of assets, which were primarily part of the assets held for sale at December 31, 2013, including the sale of the Kenedy and Coy City disposal wells, the sale of the Westhoff disposal well, the sale of the Dilley disposal well, and the sale of certain equipment related to White Top and Blackwater. There were additional proceeds of $5.1 million related to the notes receivable. Also, offsetting this was approximately $2.3 million used for capital expenditures for water disposal facilities in Appalachia and $132 thousand of cash classified as restricted.

During the nine months ended September 30, 2013, investing activities used approximately $35 thousand in cash. Capital expenditures were $2.1 million for development of disposal wells and related facilities and $3.3 million for the acquisition of a barging terminal facility and construction of our South Texas wells. We also received proceeds of $5.2 million for the sale of our Helena disposal well.

Financing Activities

During the nine months ended September 30, 2014, our financing activities used $6.2 million. The net financing uses were mostly due to net borrowings of $2.5 million and preferred stock dividends of $3.7 million.

The cash provided during the 2013 first nine months was $5.5 million. The 2013 period proceeds were $8.3 million, net of costs, for the sale of our Series C Preferred Stock and common stock, proceeds of $100 thousand from the exercise of warrants and options, and proceeds of approximately $3.3 million from borrowing on notes payable. We made payments on notes payable of $3.0 million and paid approximately $3.3 million of dividends on our 10% Series C Preferred Stock.

Investing Activities and Future Requirements

Capital Expenditures

During the first nine months of 2014, we invested approximately $2.3 million in capital expenditures, mainly for new disposal wells and barging facilities in Appalachia.

During the first nine months of 2013, we had capital expenditures of approximately $5.4 million, primarily for construction and development of our disposal wells and related facilities and for the acquisition of a barging terminal facility and construction of our South Texas salt water disposal wells. On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, Ohio County, West Virginia. Previously utilized as a gasoline storage facility, the Company has fully engineered plans to convert the location into a water treatment, recycling, and condensate handling logistics terminal.

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

Water Resource Management

In late 2013, the Company decided that the best use of its resources was to concentrate its future growth on the Appalachian Region exclusively. As part of this plan, the Company expects our near-term growth to center around the following:

•

The addition of new disposal wells in the Appalachian Region. One new disposal well was added during the first quarter of 2014, and several additional wells are in the final stages of completion. We expect these wells to be completed in the fourth quarter of 2014, allowing us to reach our goal of doubling our disposal capacity during 2014.

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

•

The construction of pipelines to carry produced water to disposal wells. We expect this lower cost method of transporting water to enhance our ability to attract and retain customers in this market. The new disposal well added during the first quarter of 2014 is fed by a pipeline from an existing off-loading facility, which we expect to increase the incremental profit margin for water disposal for this well. All of the wells we intend to bring into service during the fourth quarter of 2014 will be fed by pipelines from existing off-loading terminals. We expect this trend to continue into 2015.

•

The addition of transport trucks and trailers to our fleet to reduce our dependence on third party trucking needed to meet the demands of our customers, which we also expect to improve our profit margins. We are currently in the process of seeking to increase our truck fleet in Appalachia via the acquisition of new trucks.

•	An increase in the sales and rental of our MAG Tanks™. We are currently having MAG Tank™ inventory constructed in two manufacturing locations in anticipation of growth in this business activity.

•	The addition of additional water treatment facilities to broaden the use of our Frac Cycle technology.

The Company expects our longer-term growth to center around the following:

•

The construction of three independent pipelines in the Appalachian Region. The Company is currently negotiating financing to fund the construction of the pipelines. The pipelines will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively. The point of delivery will be along the Ohio River. We expect to have this financing in place in the fourth quarter of 2014 or early 2015.

•

The building of the infrastructure needed to store, transport (mainly by barge), offload, and deliver the fresh water and condensates to buyers and the adding of new disposal wells capable of handling the significant amounts of waste water that will be received via the new pipeline when completed.

As part of our focus on the Appalachian Region going forward, the Company has sold most of its fixed assets in South Texas and expects to sell off its remaining fixed assets in Oklahoma to improve both our working capital deficit and to provide capital necessary for our growth plans in Appalachia. Some equipment formerly used in South Texas has been transferred to Appalachia.

We have previously closed the sale of all of our South Texas wells except one in the first quarter of 2014, and the last well closed on May 1, 2014. We expect to sell our Oklahoma wells sometime in late 2014.

The estimated total net proceeds from assets sold or currently under contract exceed $13.5 million. Management is continuing its discussions with various parties concerning new loans and/or possibly equity necessary to fund its future growth plans in Appalachia.

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

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Fixed-rate long-term debt	$11,517,607	$2,223,520	$5,468,093	$2,350,756	$1,475,238
Fixed-rate interest payments	1,382,140	205,967	642,410	186,766	346,997
Notes due to related parties	350,000	350,000	-	-	-
9% Series B Secured Redeemable Debentures (a)	119,160	119,160	-	-	-
Operating leases (b)	785,684	237,667	365,100	90,000	92,917
Total Contractual Obligations	$14,154,591	$3,136,314	$6,475,603	$2,627,522	$1,915,152

(a)	Assumes 9% interest over 1 year term due to its classification.
(b)	Represents future minimum lease payments for non-cancelable operating leases for property, equipment and certain office equipment.

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

There were no material changes other than the addition of the above risk related to cybersecurity in our Quantitative and Qualitative Disclosures about Market Risks from our Form 10-K for the year ended December 31, 2013.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Disclosure Controls and Procedures and in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GreenHunter Resources, Inc.

Date: November 12, 2014	By:	/s/ Gary C. Evans
Gary C. Evans

Chairman and Interim Chief Executive Officer

Date: November 12, 2014	By:	/s/ Kirk J. Trosclair
Kirk J. Trosclair

Executive Vice President and Chief Operating Officer

Date: November 12, 2014	By:	/s/ Ronald McClung
Ronald McClung

Senior Vice President and Chief Financial Officer

Date: November 12, 2014	By:	/s/ Morgan F. Johnston
Morgan F. Johnston

Senior Vice President, General Counsel and Secretary