Form 10-K
period 2014-12-31
GreenHunter Resources, Inc.
filed 2015-04-15
CIK 1410056

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates was $17,458,745 as computed by reference to the closing price on that date.

The number of shares outstanding of the registrant’s common stock at April 14, 2015 was 39,439,083.

i

PART I

Item 1. Business

Our Business

GreenHunter Resources, Inc. (“the Company”) was incorporated in the state of Delaware on June 7, 2005. We are a diversified water management services company, headquartered in Grapevine, Texas that specializes in water solutions required for the unconventional oil and natural gas shale resource plays. Through our wholly-owned subsidiaries, GreenHunter Water, LLC (“GreenHunter Water”), GreenHunter Environmental Solutions, LLC (“GreenHunter Environmental Solutions”), and GreenHunter Hydrocarbons, LLC (“GreenHunter Hydrocarbons”), we provide Oilfield Fluid Management Solutions™ in the oilfield and within the shale plays of the Appalachian Basin.

Oil and natural gas wells typically generate produced water, which is saltwater or brine from underground formations brought to the surface during the normal course of oil or gas production operations. Since this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The water that is produced from these operations must be disposed of or treated in a manner approved by the U.S. Environmental Protection Agency (“EPA”). The primary method of handling this water is through injection into a Class II saltwater disposal well. The alternative option is treating the water for reuse in hydraulic fracturing operations or treatment to fresh water qualities and discharged under a National Pollutant Discharge Elimination System (“NPDES”) permit. We have identified water reuse and water management in the oil and natural gas industry as a significant growth opportunity for the foreseeable future and are currently utilizing a water treatment system and exploring various alternatives to develop this segment of our operations through existing relationships, joint ventures, targeted acquisitions and further development of water management technologies.

We are a leading provider of water management solutions as it relates to the oil and gas industry in the unconventional resource plays in the Appalachian Region where we are predominantly active, including both the Marcellus and Utica Shale areas. Since late 2013, we have focused predominately all of our efforts on the Appalachian Region as the Company believes this area provides our best opportunity to profitably grow the Company.

GreenHunter Water

GreenHunter Water continues to expand its services package in the Appalachian Region by increasing down-hole injection capacity with Class II salt water disposal wells and facilities and with advanced water hauling – including a growing fleet of U.S. Department of Transportation (“DOT”) rated 407 trucks - for hauling hydrocarbons and water with the presence of hydrocarbons. GreenHunter Water has also spearheaded the movement to barge brine water, as barging is the safest and most cost-effective mode of transport.

At December 31, 2014, GreenHunter Water operated commercial water service facilities, including nine disposal wells. The Company had three additional disposal wells in Oklahoma, only one of which operated in 2014, which are currently being marketing for sale. GreenHunter Water is currently constructing a pipeline at its Mills Hunter offload terminal that will connect six or more existing wells to a single facility with barge unloading capabilities. The additional disposal capacity provided by these new wells will essentially double the current disposal capacity of GreenHunter Water. Since these wells are permitted and ready to operate, we can utilize this capacity as soon as the connecting pipeline is complete, which is expected to be in the first half of 2015.

GreenHunter Water also operates an existing fleet of 37 trucks located in Appalachia that are used to transport fluids to disposal and water treatment sites. Additionally, the Company has acquired or leased various strategic sites along the Ohio River in Appalachia to facilitate the use of barges as a low cost method of hauling fluids. The Company received U.S. Coast Guard approval to begin barging oil field waste water in the fourth quarter of 2014. We anticipate initiating barge hauling services in the near future. The Company’s Mills Hunter disposal facility is located immediately adjacent to the Ohio River. The facility, with its soon to be completed additional capacity, will be a primary destination for disposal of barged fluids. Additional infrastructure construction is currently under way at this facility to handle the planned barging operations.

GreenHunter Environmental Solutions

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

As part of its services, GreenHunter Environmental Solutions has designed, engineered and is currently marketing its next-generation modular above-ground frac water storage tank (MAG Tank™). We have deployed several of these modular above-ground temporary water storage systems in the Marcellus and Utica Shale plays. MAG Tanks™ are currently offered to our customers for either purchase or on a rental basis. Additionally, the Company has installed and operates an onsite semi-portable water treatment facility in the Appalachian Region.

GreenHunter Hydrocarbons

GreenHunter Hydrocarbons, LLC offers transportation of hydrocarbons (oil, condensate, and NGLs) and will soon offer storage, processing, and marketing of hydrocarbons (oil, condensate, and NGLs) in the Appalachian Region, leveraging off of our existing asset base and infrastructure, which includes up to six different water based barge terminal locations presently owned or leased by GreenHunter Resources.

Other Divestitures and Planned Additions

In late 2013, the Company decided to sell all of its disposal wells and properties located in South Texas and Oklahoma, to either sell or move to Appalachia its remaining equipment in South Texas owned by White Top and Blackwater, and to discontinue operating in both of these areas in order to concentrate 100% of its efforts in the higher revenue region of Appalachia. We believe this area represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas assets in 2014 and have ceased operations in South Texas. We expect to close on our remaining Oklahoma fixed assets in the first half of 2015. At that point, we intend to cease operating in Oklahoma.

The Company plans to construct three pipelines that will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively. The point of delivery will be along the Ohio River, from which point we expect to deliver the hydrocarbons by barge to the purchasers, as well as deliver the waste water by barge to our disposal wells. We expect the use of the pipelines and barges to substantially reduce the cost of transporting these products and give us a significant competitive advantage in both areas. Additionally, fresh water can flow through this pipeline in the opposite direction (from the river inland toward the production areas) thereby furnishing producers with sources of fresh water needed for fracking operations. Currently, fresh water, used for hydraulic fracturing, must be delivered to these production areas by truck. Our lower cost delivery by pipeline should give us a significant competitive advantage in delivering this product. In 2014, the Company signed a definitive agreement with a third party to construct these pipelines with funding to be provided by the third party. The third party was unable to provide the financing by the August 30, 2014 deadline. The Company will need to secure additional capital in order to initiate this plan and has found investors with a high level of interest in financing the pipeline project. We are currently exploring opportunities with several interested parties to secure this capital, and we anticipate having the financing in place in late 2015 or early 2016, at which time we will begin construction of the pipelines.

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

Hydraulic Fracturing

Recent improvements in drilling and completion technologies have unlocked large reserves of hydrocarbons in multiple unconventional resource plays in North America. These new drilling methods often involve a procedure called hydraulic fracturing. This process involves the injection of large amounts of water, sand and chemicals under high pressures into rock formations to stimulate production. Unconventional wells can require more than four million gallons of water to complete a “frac job”. Some portion of the water used in the exploration and production process will return to the surface as a by-product or waste stream. This water is commonly referred to by operators in the oil and gas industry as flowback water. In addition to flowback water, oil and natural gas wells also generate produced water, or brine, which is saltwater from underground formations brought to the surface during the normal course of oil or gas production. Because the water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The physical and chemical properties of produced water vary considerably depending on the geographic location of the field, the geologic formation, and the type of hydrocarbon product being produced.

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

Our management, which has significant background in the oil and gas industry, has identified water reuse and water management opportunities in the energy industry as a significant growth opportunity and is exploring various ways to position the Company to serve this growing segment through joint ventures, targeted acquisitions and development of water management technologies including underground injection for disposal, evaporation, pre-treatment of water for underground injection for increasing oil recovery, offsite commercial disposal, onsite remediation and beneficial reuse.

GreenHunter Water is focused on water resource management specifically as it pertains to the unconventional oil and natural gas shale resource plays, with emphasis going forward on the Appalachia basin. GreenHunter Water is committed to providing a full range of solutions to address producers’ current needs and is built upon an identified need in the oilfield, to deliver Oilfield Fluid Management Solutions™ to our customer base through long term agreements. Our Oilfield Fluid Management Solutions™ are custom developed to meet producers’ water resource planning needs. These solutions include owning and operating saltwater disposal facilities, transportation of fluids, frac tank rentals, above ground storage tanks, and mobile and permanent water treatment technologies to provide as value added services to our customers.

Disposal Wells

Typically, shale wells produce significant amounts of saltwater that, in most cases, require disposal. The Underground Injection Control Program (the “UIC Program”) of the U.S. Environmental Protection Agency (“EPA”) is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground for storage and disposal. The UIC Program designates six separate injection well classes based on similarity in the fluids injected, activities, construction, injection depth, design, and operating techniques. This categorization ensures that wells with common design and operating techniques are required to meet appropriate performance criteria for protecting underground sources of drinking water (“USDWs”). GreenHunter Water owns, operates and is developing Class II wells for the injection of brine and other fluids that are associated with oil and gas production. GreenHunter Water presently owns and operates disposal facilities located in the states of Ohio, Kentucky, West Virginia, and Oklahoma to service the Marcellus, Utica, and Mississippian Shale plays. It is the Company’s intention to focus on the Appalachian states going forward, and its assets in the Mississippian Shale play are classified as held for sale at December 31, 2014.

Oklahoma - Mississippian Lime Shale:

The Company owns three disposal wells in Oklahoma, only one of which is operational. One of the wells has not operated since the Company purchased these assets due to needing additional infrastructure to function properly. Another one of the wells located in Canadian County, Oklahoma, has an estimated injection capacity of 10,000 bbl/day; however, this property and equipment were struck by lightning on May 2, 2013, making the facility inoperable without significant new investment. The Company has classified these three wells as held for sale at December 31, 2014, and expects to sell all three of its Oklahoma wells in the first half of 2015. We recorded $1.1 million for impairment on one of these wells during the year ended December 31, 2014.

Operated Commercial Salt Water Disposal Wells

	1Q2013	2Q2013	3Q2013	4Q2013	1Q2014	2Q2014	3Q2014	4Q2014
Appalachia	7	7	8	8	9	9	9	9
South Texas	4	4	3	3	0	0	0	0
Oklahoma	2	2	1	1	1	1	1	1
TOTAL	13	13	12	12	10	10	10	10

Estimated Disposal Capacity (Bbl/d)

	1Q2013	2Q2013	3Q2013	4Q2013	1Q2014	2Q2014	3Q2014	4Q2014
Appalachia	12,700	12,700	13,900	13,900	15,900	15,900	15,900	15,900
South Texas	85,000	85,000	75,000	75,000	0	0	0	0
Oklahoma	16,000	16,000	6,000	6,000	6,000	6,000	6,000	6,000
TOTAL	113,700	113,700	94,900	94,900	21,900	21,900	21,900	21,900

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

In addition to hauling fluids by truck, we are currently developing various alternative means of water transport that include temporary and permanent above-ground or below-ground pipeline systems, and the use of rail and barge transport. The primary objectives are reducing road traffic while maintaining adherence to current and expected future environmental regulations; improving safety for the neighboring communities, our employees, and the employees of our customers; and ultimately reducing our customers’ total cost of water management while generating improved returns on our deployed capital. Our transportation equipment previously located in South Texas was either sold or transferred to our Appalachian operations in 2014.

Operating Vacuum Trucks

	1Q2013	2Q2013	3Q2013	4Q2013	1Q2014	2Q2014	3Q2014	4Q2014
Appalachia	26	26	32	33	37	35	37	37
South Texas	30	29	24	24	0	0	0	0
TOTAL	56	55	56	57	37	35	37	37

As of December 31, 2014, we operated 10 commercial salt water disposal (“SWD”) wells in two geographic shale areas. The SWD wells have estimated capacities, as follows:

Region	County	# of Wells	Date Reportable	Bbl / Day
	Noble County, OH	2	Feb 2012	5,000
	Ritchie County, WV	2	Aug 2012	3,500
	Meigs County, OH	2	Jul 2012 / Mar 2014	4,000
	Washington County, OH	2	Nov 2012 / Sep 2013	2,200
	Lee County, KY	1	Feb 2012	1,200

Appalachia		9		15,900

	Kingfisher Co, OK	1	May 2012	6,000

Oklahoma		1		6,000

TOTAL SWDs		10		21,900

Appalachia - Marcellus and Utica Shales:

Our Appalachia SWD wells and associated assets predominately serve exploration and production companies that are active in the Marcellus and Utica Shale plays in the states of Pennsylvania, Ohio and West Virginia. Due to the strong demand for disposal services, we anticipate our wells will continue at or near 100% capacity for most of 2015, as they were in 2014. We intend to increase the number of our disposal wells in Appalachia in 2015 by opening new wells that will be capable of accepting water from various transportation methods including trucking, barging and through pipeline transportations.

We currently have multiple disposal capacity contracts with major oil and gas companies and large independent exploration and production companies active in the region. These capacity contracts typically contain rights for us to provide fluid transportation trucking on a first-call basis.

GreenHunter Water has identified low cost water hauling capacity as a constrained resource in our target areas of operation, and we are actively pursuing contracts for traditional hauling and advanced logistics services as part of our Oilfield Fluid Management Solution™ portfolio offering. In March 2012, we entered into a five year lease for an existing truck and barge trans-loading and water storage facility located in Washington County, Ohio. The existing facility and infrastructure are ideally positioned on the Ohio River in the heart of the Marcellus and evolving Utica Shale resource plays and serve as a strategic operating base for our Appalachia water management businesses. Originally constructed in 1966 by Mobil Oil, the approximate 10 acre facility contains 70,000 bbls of functional bulk liquids storage tank capacity, a barge trans-loading station, a covered loading station with multiple truck servicing bays, and office space. The two 20,000 bbl tanks and one 30,000 bbl tank were originally used for gasoline storage until they were decommissioned in 1990 and now serve as temporary fluids storage of fresh water and production water. The barge terminal assets located on the Ohio River should enabled GreenHunter Water to significantly increase our future logistics capabilities.

On March 13, 2013, we acquired a 10.8 acre barging terminal facility located in Wheeling, Ohio County, West Virginia. Previously utilized as a gasoline storage facility, we have fully engineered plans to convert the location into a water treatment, recycling and condensate handling logistics terminal. In August 2013, these plans were approved by the Wheeling, West Virginia Planning Commission, and construction is planned to start sometime in 2015. The current plan for the terminal is to convert the existing 11,000 square foot warehouse into a water recycling station and build up to 19,000 bbls of water tank storage. We plan to employ a vibration separation micro-filtration system at the barge terminal to remove suspended solids from oilfield brine. Oilfield producers will be given the option to reuse remediated fluids under our Frac-Cycle® services offering (which can be scaled to 10,000 bbls per day at the terminal) or take advantage of our advanced barge logistics capabilities to significantly reduce residual waste transportation costs.

South Texas - Eagle Ford Shale:

During 2013, we operated four disposal wells in South Texas during various portions of the year, and we had a lease on a fifth location, which had not been developed into an operating well at year-end 2013. We sold one disposal well in Karnes County, Texas, on June 10, 2013 that had an estimated capacity of 10,000 bbl/day.

In late 2013, the Company decided to sell the remaining wells and undeveloped leases in South Texas due to their low utilization and in an effort to pursue what we consider to be better use of our capital in Appalachia. We closed on the sale of all of our remaining wells in South Texas in the first half of 2014 and have ceased operations in South Texas.

In late 2012, the Company acquired White Top and Blackwater, two oilfield construction and service companies. On May 17, 2013, we discontinued certain portions of operations of White Top and Blackwater. For the remainder of 2013, the Company continued to operate the transportation portion of this business. In late 2013, the Company decided to discontinue its South Texas transportation business, which primarily centered around assets acquired from White Top and Blackwater. At December 31, 2013, the remaining equipment owned by White Top and Blackwater was classified as held for sale. In 2014, we sold the remaining assets from this acquisition that were not transferred to our operations in Appalachia.

Equipment and Tank Rentals and MAG Tank™

GreenHunter Environmental Services sells and/or rents MAG Tanks™ and 500 bbl Frac Tanks. In 2012, we contracted with an engineering firm to engineer and design a proprietary MAG Tank™ product line. Our goal was to design a flexible design for the MAG Tank™ allowing a larger variety of storage capacities and configurations. MAG Tank’s™ advanced next-generation design features a modular approach with standardized panels that enable quick assembly and disassembly. Containment capacities start at 11,000 bbls with designs that exceed 300,000 bbls. A disposable impermeable liner and geotextile substrate provide water containment and a puncture resistant ground covering.

After site preparation, a MAG Tank™ is typically installed in two days or less. Our MAG Panel™ design is proprietary, and we expect to receive patents on certain design elements. Moreover, we are making MAG Tanks™ available to our customers either for purchase or for rent. We have been building an inventory of panels for sale and/or rent. The key benefits of the MAG Tank™ relative to competing products are lower cost of storage, unique flexible design to meet ground specifications, and a significant reduction in the environmental impact due to reduced truck traffic. At December 31, 2014, we were contracted with two separate manufacturers that have been actively producing MAG Tank™ inventory for the Company.

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

We currently operate a riverside water treatment facility in the Marcellus Shale area and plan to offer this service at multiple locations throughout the region. The fluids will be cleaned into a clean brine solution and either sold back to operators for fracking or disposed of in one of our disposal wells. We intend to increase capacity of our treatment facility in 2015 in order to meet our current customer demand for the service.

Marketplace Opportunity

Unconventional hydrocarbon production continues to grow as a percentage of all domestic onshore production in the U.S. and is currently greater than 60% of U.S. production. In almost all cases, water disposal will be an associated by-product of this production. Currently, producers can either manage their own water disposal and facilities, or they can contract with third-party service providers. Based upon our industry research, we do not believe that there is any one, third-party water disposal company that would account for meaningful market share in any of the basins we are currently targeting to provide our services. Furthermore, given the smaller independent nature of these third-party service providers, we believe that they may face more obstacles in meeting ever-changing regulatory requirements. In addition, most producers view water disposal for what it is, a by-product of their primary business of producing hydrocarbons.

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current owner or operator of the disposal site or sites where the release occurred, past owners or operators at the time disposal activities occurred at the site, and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability, for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, neighboring landowners and other third parties may file claims under common law for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

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

We currently have four customers that account for approximately 54% of our total 2014 revenue, with Triad Hunter, LLC and Stone Energy providing approximately 21% and 13%, respectively. However, we believe that the potential customer base is large enough that we can easily replace the revenue from any of these customers if necessary. Four customers comprise 51% of the Company’s accounts receivable as of December 31, 2014.

We are not currently dependent on any principal supplier or suppliers of equipment or services.

Permits and Regulatory Compliance

We operated 10 water disposal facilities as of December 31, 2014. Each of these facilities is permitted to inject non-hazardous oil and gas waste into an Underground Injection Control (“UIC”) Class II disposal wells. These wells have been drilled in certain acceptable geologic formations far below the base of fresh water to a point that is safely separated by other substantial geological confining layers according to environmental laws that are administered under the auspices of the federal government or states with delegated authority. We are actively seeking UIC Class II disposal permits for additional facilities that we intend to develop and operate.

We have announced our intention to utilize barges for the transport of oilfield brine in order to reduce the number of truck hours on county, state and federal roads. We intend to either own or lease and operate barge trans-loading or transfer stations in the Appalachian Region along the Ohio River and its tributaries, among other rivers. Our plan is to consolidate brine water at these stations and transport the product along navigable waterways in vessels (such as double-hulled barges) that are specifically built for this purpose. Under U.S. law, vessel operators must report domestic waterborne commercial movements to the U.S. Coast Guard. Vessel types include dry cargo ships and tankers, barges (loaded and empty), towboats (with or without barges), tug, crew and supply boats to offshore locations and new vessels from shipyards to point of delivery. Idle vessels are also reported. We have received the required permits from the U.S. Coast Guard and are proceeding ahead with the business plan.

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

Intellectual Property

GreenHunter Water claims common law rights in a variety of marks, including but not limited to, FRAC-CYCLE®, TOTAL WATER MANAGEMENT SOLUTIONS®, OILFIELD FLUID MANAGEMENT SOLUTION™, MAG Tank™ and MAG Panel™. GreenHunter Water has registered or intends to file applications to register these trademarks with the U.S. Patent and Trademark Office.

GreenHunter filed U.S. Patent Application Serial No. 14/106,433 for “Modular Above-Ground Tank” on December 13, 2013. GreenHunter also filed International Patent Application No. PCT/US13/75193 on December 13, 2013 for the same invention. Both applications are based on provisional Patent Application No. 61/737,604, filed on December 14, 2012.

Other Assets and Business Opportunities

Other than the above-discussed assets for our water resource management initiative, our assets primarily consist of a biomass power plant located in unincorporated Imperial County, California, which we refer to as the biomass facility. The biomass facility was originally built in 1989 and has not operated since 1994. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, Mesquite Lake entered an agreement to sell the Mesquite Lake Resource Recovery Facility and related real property (commonly referred to as the biomass project) to ML Energy Park, LLC for $2.0 million. The sale of this asset was closed on March 16, 2015. The buyer made an initial payment of $50 thousand as earnest money deposit and continued to pay $50 thousand per month to date. The non-refundable monthly payments, as well as the initial $25 thousand fee, were applied to the purchase.

For further information about other properties owned by the Company, see “Item 2. Properties”.

Our common stock is traded on the NYSE MKT under the symbol “GRH.” Our preferred stock is traded on the NYSE MKT under the symbol “GRH.PRC.”

Executive Offices and Additional Information

Our executive offices are located at 1048 Texan Trail, Grapevine, Texas 76051, and our telephone number is (972) 410-1044. Our website is www.greenhunterresources.com . Additional information that may be obtained through our website does not constitute part of this prospectus. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov .

Employees

We had a total of 114 full time employees as of April 14, 2015.

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

Although we are generating increasingly significant revenues from our overall water management activities, we have continued to experience losses from our ongoing operations. Our ability to implement our entire business plan has been adversely affected by our lack of working capital. Although Management has continued to implement plans to address the need of capital funding, which is improving, there is no guarantee that we will not continue to experience losses in continuing operations, which could affect the Company’s ability to continue as a going concern in the future.

We have significant debt that could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a relatively high amount of indebtedness and preferred stock and plan to obtain additional debt. Because we must dedicate a substantial portion of our cash flow from operations to the payment of both principal and interest on our indebtedness, that portion of our cash flow is not available for other purposes. In addition, our ability to obtain additional financing in the future may be impaired by our leverage and existing debt covenants. Our indebtedness could result in the following:

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

Additionally, we were not in compliance with one certain existing debt covenant contained in our secured debt agreements as of December 31, 2014. However, we did obtain a waiver from our lender for the non-compliance in our debt covenant for the years ending December 31, 2014 and December 31, 2015.

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

Building and operating our water management facilities, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses will all require a substantial amount of additional capital and cash flow. Our subsidiary, GreenHunter Water has identified water hauling capacity as a constrained resource in our target areas of operations, and we are actively pursuing contracts for this service as part of our Oilfield Fluid Management Solutions™ portfolio offering. Our ability to generate revenues in this market is dependent upon our ability to source capital for expansion, hire and train operating personnel and maintain our fleet of equipment so it is available when needed.

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

Our ability to obtain necessary financing in the future may be impaired by such factors as the capital markets, both generally and specifically in the water management industry.

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

Salt water injection wells potentially may create earthquakes if near faults. In December 2011, the state of Ohio shut down a disposal site located in another part of the state because it was determined that the disposal facility was completed into a previously unknown fault line and may have been a contributing factor in creating low energy earthquakes. We are not currently insured for earthquake coverage in Ohio, but we are evaluating options for business interruption insurance that may provide coverage for a disposal well being shut-in by a geological event.

We may be subject to risks arising from our previous ownership of our idle biomass facility in Imperial County, California.

We owned an idle biomass power plant located in Imperial County, California, which we refer to as the biomass facility. The biomass facility was originally built in 1989 and has not operated since 1994. We did not complete construction and retrofitting of the biomass facility before selling it to ML Energy Park, LLC on March 16, 2015.

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

As of April 14, 2015, our officers and directors beneficially owned a majority of our common stock in the aggregate. As a result, these stockholders, if they act together, will be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

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

We may issue shares of our capital stock or debt securities to complete a business combination, acquire assets, or to help fund our ongoing operations, which would dilute the equity interest of our stockholders and could cause a change in control of our ownership.

Our certificate of incorporation, as amended, authorizes the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of April 14, 2015, there were 50,552,583 authorized but unissued shares of our common stock and 8,024,750 authorized but unissued shares of our preferred stock.

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

Item 2. Properties

Other than the above-discussed assets for our new water resource management initiative, our assets primarily consist of a biomass power plant located in unincorporated Imperial County, California, which we refer to as the biomass facility. The biomass facility was originally built in 1989 and has not operated since 1994. We sold the biomass facility to ML Energy Park, LLC on March 16, 2015.

We own one office building comprising 10,100 usable square feet of space located in Grapevine, TX for use as our corporate headquarters. Additionally, the Company owns 23.5 acres in Washington County, Ohio, where there exists multiple office and workshop buildings which also serves as a field operating office.

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

On March 13, 2013, the Company acquired a 10.8 acre barging terminal facility located in Wheeling, West Virginia for $750 thousand. When the facility is ultimately refurbished, it will contain a water recycling station using GreenHunter’s Frac-Cycle ™ product line capable of being scaled to 10,000 BBL’s per day of processing. This location will also serve as a barging station with 19,000 BBLs per day of onsite storage.

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

Jose Torres, et al. v. GreenHunter Resources, Inc. and GreenHunter Water, LLC, in the 130th District Court, Matagorda County, Texas, Cause No. 15-E-0036. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, was killed on December 17, 2013 while working inside a tanker truck on the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to its insurance carriers for coverage. The Company is in the process of answering the lawsuit.

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

Hunt Guillot and Associates v. GreenHunter Hydrocarbons, LLC, et al., in the Court of Common Pleas of Alleghaney, PA, Case No. GD15-821. Plaintiff sued Defendants for breach of contract regarding the payment of engineering and construction management services related to the engineering and construction of two condensate plants. Defendants have responded to the lawsuit and have begun discovery in this matter.

Quality Lease Rental Service LLC v. GreenHunter Water, LLC. In the 23rd Judicial District in the District Court of Wharton County, Texas, Cause No. 48051 .Plaintiff brought suit against defendant for damages for failure to pay for certain equipment services. The Company is in the process of answering the lawsuit. The Company believes this case has no merit.

White Top and Blackwater Related . During the second quarter of 2014, we settled multiple lawsuits related to the White Top and Blackwater acquisitions. These lawsuits included a lawsuit filed by the Company against the sellers seeking injunctive relief to force the defendants to turn over certain assets in their possession, as well as for breach of equity purchase agreements, statutory fraud and common fraud. A certain bank sued the Company demanding payment of $1.0 million plus accrued interest for promissory notes owed to the bank by White Top and Blackwater. As part of the settlement agreement, the bank agreed to unconditionally release the Company from any further liability to the bank, and the Company agreed to make a $50 thousand payment to the bank. The settlement agreement also required the sellers to return 32,750 Series C Preferred Stock given to them as part of the original purchase price. Settlement of these lawsuits resulted in a gain of approximately $1.9 million, which is included in discontinued operations on the Statement of Operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE MKT under the symbol “GRH.” The following table summarizes the high and low reported sales prices on days in which there were trades of our common stock on the NYSE MKT for each quarterly period for the last two fiscal years. On April 14, 2015, the last reported sale price of our common stock, as reported on the NYSE MKT, was $0.80 per share.

	High	Low	Average Daily Trading Volume (Shares)
2014
First Quarter	$1.32	$0.80	106,285
Second Quarter	$2.09	$0.86	172,389
Third Quarter	$3.62	$1.45	641,219
Fourth Quarter	$1.55	$0.42	240,963
2013
First Quarter	$1.96	$1.35	47,628
Second Quarter	$1.57	$0.75	59,805
Third Quarter	$1.75	$0.80	113,081
Fourth Quarter	$1.71	$1.14	112,075

Our registrar and transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. As of April 14, 2015, there were 572 record holders of our common stock.

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

The following table sets forth, for the periods indicated, the actual high and low sales prices of our Series C Preferred Stock (rounded to the nearest penny) as reported by the NYSE MKT:

	High	Low
2014
First Quarter	$19.54	$18.32
Second Quarter	$25.00	$18.70
Third Quarter	$26.49	$24.10
Fourth Quarter	$25.54	$10.05
2013
First Quarter	$20.30	$16.48
Second Quarter	$19.36	$15.60
Third Quarter	$19.20	$16.52
Fourth Quarter	$19.85	$17.83

The following table provides information on our equity plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2007 Board of Directors Approved	4,380,826	$8.06	0
2008 Long-Term Incentive Plan	1,840,333	$2.01	0
2010 Long-Term Incentive Plan	4,013,994	$1.32	0
2013 Long-Term Incentive Plan	4,677,500	$1.04	2,322,500

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

Oil and Gas Industry Economic Update

In the latter part of 2014 and particularly in the fourth quarter of 2014, oil and natural gas prices declined significantly. West Texas Intermediate (“WTI”) closing spot prices for crude oil peaked for the year 2014 at $107.95 per barrel on June 20, 2014. Prices declined in the third quarter of 2014 with WTI closing at $91.17 on September 30, 2014. The fourth quarter of 2014 saw WTI spot prices decline at a more rapid pace closing the year at $53.45 on December 31, 2014, which was also the lowest closing price of the year. Subsequent to year end, prices have fluctuated in a range from mid $40s to low $50s. These rapid price declines in oil are generally considered to be related to an over-supply of world-wide crude oil due to a combination of factors including the increase in oil production in the U.S. resulting from the rapid development of the country’s shale oil coupled with a global decline in demand for oil. The price of oil has also been subject to significant geo-political influence. These price declines have, as expected, substantially reduced the profitability of U.S. exploration and production companies that produce oil as well as resulted in a reduction of the need for goods and services related to the exploration and production of oil, particularly in the oil producing shale regions and particularly with services related to drilling and hydraulic fracturing. The result is expected to be a significant decline in activity and profitability of oil service providers. Most industry experts expect lower prices to be the norm for the remainder of 2015.

At the same time, but for different reasons, natural gas prices have also declined over a similar period, but the decline has not been quite as severe. Henry Hub natural gas spot prices were generally over $4.50 per million British thermal units (“mmBtu”) during the first half of 2014 and declined to a range that hovered around $3.90 per mmBtu in the last part of the third quarter of 2014. Prices declined more in the fourth quarter of 2014 closing at $3.00 on December 31, 2014. Prices continued to decline somewhat in early 2015, but have fluctuated mainly between about $2.60 and $3.22 per mmBtu through the first quarter of 2015. The decline in gas prices is also generally attributed to increased natural gas production in the gas producing shale regions of the U.S., which has increased overall natural gas storage levels. Exploration and production companies as well as service related companies with exposure to these natural gas prices are seeing a reduction in activity and related revenue similar to those with an exposure to oil price reduction. In general, most exploration and production companies have an exposure to both oil and natural gas, as do most companies that provide services to these producers.

Management believes GreenHunter Resources, Inc. is in a relatively strong position during this significant downturn in the U.S. oil and gas industry. The Company has concentrated its efforts in the Appalachian Region of the country which includes the Marcellus and Utica Shale plays. While Baker Hughes reports that the U.S. rig count, which peaked at 1,931 drilling rigs active for the week ending October 3, 2014, is down to 1,840 rigs drilling for the week ending December 26, 2014, or a decline of almost 5%, it further reports that the U.S. rig count has continued to decrease to less than 1,000 drilling rigs for the week ending April 10, 2015, a decline of over 50% from the 2014 peak. However, the rig count declined 40% in the Utica basin and only about 18% in the Marcellus Shale basin during the same time period. These two shale basins, and the Marcellus in particular, have wells that produce “wet gas”, which is a combination of natural gas and hydrocarbon liquids that are also present with the natural gas, generally referred to as condensate. The natural gas is sold at natural gas rates while the condensate is divided into various products with prices more similar to the price of oil. With the production of both of these products in many gas wells in these two shale basins, exploration and production companies are somewhat shielded from the extreme lows that one or the other might reach.

 However, aside from the fact that the area of operations within which the Company provides its services has, so far, been less impacted by the downturn in commodity prices, another unusual combination of factors has not only shielded the Company from the severity of the downturn, but has caused demand for our services to actually increase. A lack of availability of disposal well capacity in the Appalachian Region, particularly in Pennsylvania, contributes to this increase in demand for our services. This lack of availability, when compared to many oil producing areas in the U.S., is due both to the limited number of available wells and also to the limited amount of disposal volumes per well that wells in this region are capable of disposing on a daily basis due to the characteristics of the geological formations involved.

Due to this limited disposal capacity and the costs many exploration and production companies must incur to transport both produced water and frac water to available disposal facilities, which are often long distances, many producers have turned to processes that purify the water to a degree that it is usable for hydraulic fracturing purposes and then store and re-use both their produced water and the water used in hydraulic fracturing. This alternative, while expensive, is often the best economic alternative when given the high costs to transport and dispose of water in this region. However, with drilling decreasing, which also results in decreased hydraulic fracturing, production companies quickly run out of storage for recycled water when their demand for water for hydraulic fracturing decreases and these production companies have no choice but to take at least some of their water, if not all, to disposal wells.

The Company currently operates in this unique part of the oil and gas economic environment. While the Company was at maximum disposal capacity before the economic downturn in the industry, it now faces a demand for its services far greater than existed before the downturn. As the Company prepares to more than double its disposal capacity in the near future, production companies are seeking contacts with us that we expect will fill this new capacity quickly as it comes online. Additionally, we believe the addition of barging, which is a low cost alternative to trucking, to our array of services will significantly further the demand for our business in our operation region.

Overview

We are focused on providing water management solutions as it relates to the oil and gas industry in the unconventional resource plays in the Appalachian Region where we are predominantly active, including both the Marcellus and Utica Shale areas. Since late 2013, we have focused our efforts on the Appalachian Region as the Company believes this area provides our best opportunity to profitably grow the Company.

In late 2013, the Company decided to cease operations in other areas outside of the Appalachian Region and classified its oil and gas service related assets located in other areas as held for sale at December 31, 2013 including disposal wells, trucking assets and other assets in South Texas and it disposal wells in Oklahoma. During 2014, the Company sold all of its assets in South Texas except for a small amount of equipment that was transferred to Appalachia. The disposal wells in Oklahoma remain held for sale at December 31, 2014.

GreenHunter Water

GreenHunter Water currently operates nine disposal wells strategically located in the Appalachian Region. At December 31, 2014, the Company was in the process of constructing a pipeline at its Mills Hunter offload terminal that will connect six or more wells to this facility. Only two of these wells are currently operational and included in the nine currently operated disposal wells. The others represent additional disposal capacity that will be added to our current capacity when the pipeline is completed. The Mills Hunter terminal is located along the Ohio River. It is our intention to continue to develop the facility during 2015 to include barge unloading capabilities. When the Mills Hunter pipeline is completed and the additional disposal wells are operational, which we expect to be in the second quarter of 2015, the total down-hole injection capacity of all of our Appalachian Class II salt water disposal wells will more than double, increasing our disposal capacity to approximately 32,000 barrels per day.

GreenHunter Water also operates a fleet of 37 trucks located in Appalachia that are used to transport fluids to disposal and water treatment sites. Included in this total is a growing fleet of U.S. Department of Transportation (“DOT”) rated 407 trucks for hauling hydrocarbons and water with the presence of hydrocarbons. We believe growing our fleet by adding additional DOT rated 407 trucks will be key in giving us the advanced water hauling capabilities required by our customers in much of the Appalachian Region. In addition, we can bill a higher rate per hour for these trucks when compared to more traditional water hauling trucks. In much of 2014, we relied heavily on less profitable third party trucking companies for much of our water hauling needs. The Company plans to add approximately 10 trucks with a 407 rating in 2015, enabling us to use fewer third party haulers and charge higher hourly rates on these new trucks, which should increase our trucking margin.

Over the last couple of years, the Company has acquired or leased various sites along the Ohio River in Appalachia in anticipation of the use of barges as a low cost method of hauling fluids. We anticipate initiating barge hauling services in the second half of 2015 as we complete the addition of the new disposal wells at the Mills Hunter facility, develop the barge offload infrastructure at Mills Hunter and develop the infrastructure at our various other leased sites.

GreenHunter Environmental Solutions

GreenHunter Environmental Solutions, LLC offers onsite environmental solutions at the well pad and facilities, with a service package that includes tank and rig cleaning, liquid and solid waste removal/remediation, solidification, and spill response. An understanding of how an interconnected suite of services related to E&P waste stream management satisfies the needs of our customers is what shapes our comprehensive end-to-end approach to these services. Our revenue related to these services was limited in 2014 due to a lack of capital to acquire all of the equipment needed in the performance of these services. Our revenue was also limited by our performing some of these services for our own benefit, which cost us less than hiring outside contractors to do the work. As capital becomes available, we plan to enhance and grow our services which are complementary to our overall water management solution strategy.

As part of its services, GreenHunter Environmental Solutions has designed, engineered and is currently marketing its next-generation modular above-ground frac water storage tank (MAG Tank™). We have deployed several of these modular above-ground temporary water storage systems in the Marcellus and Utica Shale plays. MAG Tanks™ are currently offered to our customers for either purchase or on a rental basis. Our first Mag Tank rental contract began in early 2015. Additionally, the Company has installed and operates an onsite semi-portable water treatment facility in the Appalachian Region.

GreenHunter Hydrocarbons

GreenHunter Hydrocarbons, LLC offers transportation of hydrocarbons (oil, condensate, and NGLs) utilizing our DOT rated 407 trucks. We plan to offer storage, processing, and marketing of hydrocarbons (oil, condensate, and NGLs) in the Appalachian Region, leveraging off of our existing asset base and infrastructure, which includes up to six different barge terminal locations presently owned or leased by GreenHunter Resources.

In 2014, the Company announced plans to construct three pipelines that will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively, with the point of delivery being along the Ohio River. We expect to deliver the hydrocarbons by barge to the purchasers, as well as deliver the waste water by barge to our disposal wells. We also expect the use of the pipelines and barges to substantially reduce the cost of transporting these products and give us a significant competitive advantage in both areas. In mid-2014, the Company signed a definitive agreement with a third party to construct these pipelines with funding to be provided by the third party. The third party was unable to provide the financing by the August 30, 2014 deadline. The Company will need to secure additional capital in order to initiate this plan and has found investors with a high level of interest in financing the pipeline project. We are currently exploring opportunities with several interested parties to secure this capital, and we anticipate having the financing in place in late 2015 or early 2016, at which time we will begin construction of the pipelines.

Other

On July 22, 2014, the Company announced that it has filed with the Internal Revenue Service a request for a ruling that income derived by a newly formed Limited Partnership (“MLP”) from the handling of fluid, storage, treatment and disposal services, frac tank rental, water monitoring services, and environmental remediation services that constitute a part of the exploration, developmental, mining, processing, refining and transportation of natural resources will in fact constitute “Qualified Income” under certain sections of the Internal Revenue Code of 1986, as amended. Management and the Board have determined that utilizing an MLP structure will be the most efficient way to fund our future capital needs. The Internal Revenue Service discontinued issuing letter rulings related to MLPs as it considered new guidelines related to the issuing of these rulings, but the pause was lifted as of March 6, 2015, and we anticipate receiving a ruling after the associated regulations are issued. We received a letter from the Internal Revenue Service dated April 1, 2015 requesting additional information concerning our business operations.

Current Plan to Fund Ongoing Operations

As of December 31, 2014, we had a working capital deficit of $10.2 million. We are generating increasing revenues from our water management activities and improved margins related to revenues less direct cost of goods and services provided. We were not in compliance with a certain existing debt covenant contained in one of our secured debt agreements as of December 31, 2014. However, we obtained a waiver from our lender for the non-compliance in our debt covenant for the years ending December 31, 2014 and December 31, 2015.

In late 2013, the Company decided to sell all of its disposal wells, properties and equipment located in South Texas and Oklahoma with the exception of a small amount of equipment that we moved to Appalachia and to discontinue operation in both of these areas in order to concentrate its efforts in the higher revenue region of Appalachia. We believe the Appalachian region represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas assets in 2014 and have ceased operations in South Texas. The remaining assets located in Oklahoma continue to be held for sale at December 31, 2014. The Company has recorded impairment of $1.1 million on these Oklahoma assets during the second half of 2014. The assets are being marketed at amounts equal to or in excess of their remaining net book value as of December 31, 2014. We expect to close on our remaining Oklahoma fixed assets in the first half of 2015. At that point, we intend to cease operating in Oklahoma.

On February 19, 2014, Mesquite Lake entered an agreement to sell its last remaining renewable energy asset, the biomass project, to ML Energy Park, LLC for $2.0 million. The sale closed on March 16, 2015. The prospective buyer had paid non-refundable monthly payments as earnest money deposits toward the purchase of this property totaling $575 thousand as of December 31, 2014, with another $50 thousand being paid in both January and February of 2015. All of these deposits were applied to the $2.0 million sales price of the property at closing.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman and Chief Executive Officer net $1.4 million on the loan. There was an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were subsequently repaid by the Company, leaving $2.0 million available under this facility. The credit facility has currently been extended until December 31, 2016.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration allows the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $2.1 million related to selling stock in early 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 246,100. The Company may opt to sell additional shares of stock during 2015 based upon its financial needs, market conditions and other factors.

On September 16, 2014, the Company announced the receipt of permits and the completion of downhole performance tests on new wells at our Mills Hunter facility located in Meigs County, Ohio. Recent bottom hole integrity tests of these wells indicate volume capabilities of between 3,000 to 5,000 barrels of oilfield brine water per day per well. This increase in capacity is in line with earlier projections made by the Company to double injection capacity by the second half of 2015. The addition of these wells brings GreenHunter’s SWD well count up to 13 in the Appalachia Basin, with a new total daily injection capacity exceeding 32,000 barrels per day. The majority of this new oilfield brine water injection capacity at the Mills Hunter facility has already been committed to several large E&P companies active in the region, secured through long term take-or-pay agreements. Utilization of these wells will commence upon the completion of a pipeline that will connect these wells to the offload terminal at the Mills Hunter facility. The pipeline is currently under construction, and the Company anticipates it will be completed in the second quarter of 2015. Since these new wells will utilize existing offload facilities that connect to the wells via the new pipeline, the Company will experience a relatively small amount of incremental cost to operate these new wells resulting in a significant increase in cash flows during the second half of 2015.

Subsequent to year-end, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16.0 million to finance capital projects planned for 2015. The initial tranche of loan proceeds will be in the principal amount of $13.0 million, subject to customary conditions, with an additional tranche of up to $3.0 million of principal available at the request of the borrower and subject to certain conditions.

Projects that will be funded by the financing arrangement would include, but are not limited to, the purchase of 10 DOT rated 407 trucks and trailers and the building out of infrastructure that will enable us to commence barging operations. The new trucks should begin operating in July of 2015. The addition of these new trucks, which are billable at rates in excess of traditional fluid hauling trucks, are expected to contribute incremental cash flow to the Company’s operations in the last half of 2015. Any contribution to cash in 2015 from barging operations would be dependent upon completion of the required infrastructure, which would likely be during the latter part of 2015.

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

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities, including the new wells now being completed at our Mills Hunter facility;
•	The expected sale of our remaining Oklahoma wells held for sale at December 31, 2014;
•	Letter of credit guarantee from our Chairman;
•	The sale of debt or equity securities under a universal “shelf” registration statement; and
•

Up to $16.0 million in proceeds from capital project related senior secured financing which the Company entered into with private lenders subsequent to year end and the cash flow generated from projects funded by this financing.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013:

The following table summarizes results from continuing operations for the years ended December 31, 2014 and 2013:

	2014	2013	Change	Change %
Revenues:
Water disposal revenue	$13,062,462	$9,459,970	$3,602,492	38.1%
Water disposal fees - take or pay	431,308	2,135,089	(1,703,781)	-79.8%
Transportation revenue	10,868,985	9,564,522	1,304,463	13.6%
Environmental services revenue	243,837	-	243,837	0.0%
MAG Tank™ revenue	1,066,142	1,854,750	(788,608)	-42.5%
Skim oil revenue	803,046	1,050,784	(247,738)	-23.6%
Storage rental revenue and other	645,858	1,672,342	(1,026,484)	-61.4%
Total revenues	27,121,638	25,737,457	1,384,181	5.4%
Direct cost of goods and services provided	18,281,974	19,180,338	(898,364)	-4.7%
Margin (1)	8,839,664	6,557,119	2,282,545	34.8%
Margin %	32.6%	25.5%
Depreciation and accretion expense	3,197,045	2,884,286	312,759	10.8%
Stock based compensation	4,239,334	1,142,066	3,097,268	271.2%
Other selling, general and administrative	7,901,944	7,281,261	620,683	8.5%
Total selling, general and administrative	12,141,278	8,423,327	3,717,951	44.1%
(Gain) loss on sale of assets	86,370	(2,205,047)	2,291,417	-103.9%
Gain on settlements	(585,640)	(152,113)	(433,527)	285.0%
Operating Loss	(5,999,389)	(2,393,334)	(3,606,055)	150.7%

(1)

Margin is defined as revenues less direct cost of goods and services provided and excludes the following: depreciation and accretion; impairment; selling, general and administrative expense; and gains and/or losses on asset sales and settlements.

Total Revenues

The following table compares disposal volumes and revenue from continuing operations for the years ended December 31, 2014 and 2013:

	Barrels	Revenue	Average Price
2014	3,783,656	$13,062,462	$3.45
2013	2,858,188	$9,459,970	$3.31
Increase / (Decrease)	925,468	$3,602,492	$0.14
Increase / (Decrease) %	32.4%	38.1%	4.3%

The increase in disposal revenue related to continuing operations was mainly due to an increase in both capacity and volumes. We operated a total of nine disposal wells in Appalachia as of December 31, 2014. Eight wells operated for the first two months of 2014, and an additional new well was put into service in Meigs County, Ohio on March 1, 2014. Only seven wells were in operation in Appalachia for the first eight months of 2013, and an additional well was put in service in Washington County, Ohio in September of 2013. In addition to this increase in overall average capacity year-over-year, our wells in Appalachia, as a whole, operated at a higher rate of overall utilization when compared to last year. The combination of both higher capacity and higher utilization of the available capacity contributed to the 32% increase in utilization year over year, which also directly contributed to our increase in disposal revenue of 38% for the total year of 2014 when compared to the total year of 2013.

The following table compares internal trucking hours and revenue from continuing operations for the years ended December 31, 2014 and 2013:

	Hours	Revenue	Average Price
2014	70,915	$7,508,602	$105.88
2013	46,785	$4,990,562	$106.67
Increase / (Decrease)	24,129	$2,518,040	$(0.79)
Increase / (Decrease) %	51.6%	50.5%	-0.7%

The increase in transportation revenue was due to our Appalachia trucking fleet increasing from an average of 29 trucks in 2013 to an average of 37 trucks in 2014, which enabled us to haul more fluids resulting in a corresponding increase in revenues in the current year versus last year.

The following table compares third party trucking hours and revenue from continuing operations for the years ended December 31, 2014 and 2013:

	Hours	Revenue	Average Price
2014	37,333	$3,360,383	$90.01
2013	45,491	$4,573,960	$100.55
Increase / (Decrease)	(8,158)	$(1,213,577)	$(10.54)
Increase / (Decrease) %	-17.9%	-26.5%	-10.5%

The decrease in both third party trucking hours and revenue were substantially due to reducing our third party trucking use in the last half of 2014, even though we had extensive use of third party trucking in the first two quarters of 2014.

Environmental services is a new business in 2014.

The decrease in MAG Tank™ revenue was due to a lower number of our MAG Tank™ panels being sold in the year of 2014 when compared to the year of 2013.

Skim oil revenue decreased from $1.1 million in 2013 to $803 thousand in 2014 or approximately 24%. Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that is mixed with the water and is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil sales are determined by the quantity of oil in the waste water delivered to our facilities, over which we have no control.

Our storage rental and other revenue decreased mainly due to a large remediation contract we obtained early in 2013 that did not occur in 2014.

Direct Cost of Goods and Services Provided

Our operating costs related to continuing operations decreased year-over-year due to several reasons, but the largest factor was our limited use of third party trucking in the last half of 2014. We had been losing money using third party trucking in prior quarters including the prior year. Management believes that the decreased use of third party trucking as well as developing alternative low cost methods of transporting fluids, including the use of barging and pipelines, will continue to improve our operating margins as we implement these changes. The Company plans to expand the internal truck fleet with the purchase of 10 DOT rated 407 trucks and trailers anticipated to begin operating in the summer of 2015. These new trucks are billable at rates in excess of traditional fluid hauling trucks.

Depreciation and Accretion Expense

Depreciation and accretion expense increased mainly due to having more disposal wells and internal trucks in service for the whole year of 2014 compared to 2013.

Stock Based Compensation

This increase in stock based compensation for the year of 2014 versus the year of 2013 is mainly due to the following:

●

A common stock grant in April of 2014 of 1,250,000 shares for Mr. Gary C. Evans, our Chairman and Interim Chief Executive Officer, as consideration for his past credit support that he has provided to the Company when no other financing was available

●	A stock based bonus in April of 2014 of 445,000 shares to certain members of management

●	A 2,600,000 option grant in April of 2014 to certain members of management, of which 1,000,000 options were granted to our Chairman of the Board and Interim Chief Executive Officer Mr. Gary C. Evans

●	A 62,500 option grant in June of 2014 to employees

●	A 905,000 option grant in December of 2014 to certain members of management, of which 500,000 options were granted to our Chairman of the Board and Interim Chief Executive Officer Mr. Gary C. Evans

We expect overall stock based compensation expense to increase in future periods as we continue to expand our personnel necessary to conduct our water management business.

Other Selling, General and Administrative Expense

Other selling, general and administrative expense (“SG&A”), excluding stock compensation expense, was approximately $7.9 million and $7.3 million during the years ended December 31, 2014 and 2013, respectively. This 8.5% increase was due to expansion of our business activities. We believe our SG&A costs have been stable in 2014 but may grow if we see significant growth in our overall business.

The following is a schedule of our selling, general and administrative expense for the years ended December 31,:

	2014	2013	Variance	Change %
Personnel and related costs	$5,058,690	$3,882,759	$1,175,931	30.3%
Office and related costs	1,081,139	1,185,962	(104,823)	-8.8%
Travel, selling, and marketing	419,198	652,868	(233,670)	-35.8%
Professional fees	1,171,182	1,280,094	(108,912)	-8.5%
Taxes and permits	171,735	279,578	(107,843)	-38.6%
Total	$7,901,944	$7,281,261	$620,683	8.5%

The increase in personnel and related costs is due partly to bonus expense accrued in 2014 but not in 2013 and to a lesser extent due to a general increase in personnel as the Company has grown.

Operating Loss

The increase in operating loss is primarily due to the increase in non-cash stock compensation in 2014 compared to 2013, and to the increased personnel and related costs in selling, general, and administrative expenses. In addition, the loss on the sale of assets was $86 thousand in 2014 versus a gain of $2.2 million in 2013, and the settlement of payables resulted in a gain of $586 thousand in 2014 versus a gain of $152 thousand in 2013.

Other Income and Expense

Total other income was $1.3 million for the year ended December 31, 2014 as compared to income of $919 thousand for the year ended December 31, 2013. The components of the total other income/expense include the following: 1) Interest expense was approximately $1.4 million in 2014 compared to approximately $1.0 million for 2013, and we expect our interest expense will continue to increase as we add overall indebtedness to fund our future expansion activities; and 2) other income was $96 thousand and $93 thousand for 2014 and 2013, respectively.

Liquidity and Capital Resources

Overview

In 2014, we generally relied upon cash generated from operations, proceeds from the sale of non-core assets, proceeds from the sale of securities in the capital markets and through private placements, and proceeds from borrowings from a credit facility arrangement with our Chairman / Interim Chief Executive Officer to fund our business. Our ability to fund our ongoing operations, our planned capital expenditures and our potential acquisitions depends on our future operating performance, our continued ability to borrow under the credit facility arrangement with our Chairman / Interim Chief Executive Officer, our ability to access capital markets as well as our ability to enter into additional financing arrangements. All of these abilities are affected by prevailing economic conditions in our industry along with financial, business, and other factors, some of which are beyond our control.

As of December 31, 2014, we had a working capital deficit of $10.2 million. We are generating increasing revenues from our water management activities and increased margins related to revenues less direct cost of goods and services provided. Our future capital resources and liquidity depend on our ability to continue to grow our transportation and disposal business.

We were not in compliance with a certain existing debt covenant contained in one of our secured debt agreements as of December 31, 2014. However, we obtained a waiver from our lender for the non-compliance in our debt covenant for the years ending December 31, 2014 and December 31, 2015.

Cash Flow and Working Capital

As of December 31, 2014, we had cash and cash equivalents of approximately $396 thousand and a working capital deficit of $10.2 million as compared to cash and cash equivalents of $1.3 million and a working capital deficit of $9.7 million as of December 31, 2013. The causes of the decreases in cash and cash equivalents of $906 thousand and in the working capital deficit of $533 thousand were due to the activities described below.

Cash flows from both continuing operations and discontinued operations are included in the Company’s Statement of Cash Flows.

Operating Activities

During 2014 and 2013, operating activities used $935 thousand and $1.4 million, respectively. Although cash flows from operating activities may not be sufficient to meet our operating needs in the near term and we may have to rely on other sources of cash, we expect increases in cash flows from new assets placed in service over the next six months to improve our ability to fund our operations within operating cash flow.

Investing Activities

During 2014, investing activities provided approximately $8.0 million in cash. This was comprised of $6.4 million of cash in net proceeds from the sale of assets, which were primarily part of the assets held for sale at December 31, 2013, including the sale of three disposal wells and other equipment in South Texas. There were additional proceeds of $5.1 million related to the notes receivable acquired in the sale of two of the South Texas wells. Offsetting this was approximately $3.3 million used mainly for capital expenditures for water disposal facilities in Appalachia and $133 thousand of cash classified as restricted.

During 2013, investing activities used approximately $5.3 million in cash. This was comprised of $11.0 million of cash invested mostly on new disposal wells and transport trucks that went into service in 2013, offset by $5.7 million from the sale of assets during 2013 of which $5.3 million was for the sale of our Helena disposal well in South Texas.

Financing Activities

During 2014, our financing activities used $8.0 million. The net financing uses were comprised of net payments of $3.3 million and preferred stock dividends of $5.0 million, offset by net proceeds from the sale of equity securities of $232 thousand.

During 2013, our financing activities provided $6.2 million, comprised of $8.3 million of net proceeds from equity transactions and $2.5 million in net borrowings, offset by $4.6 million of preferred stock dividend payments.

Forecast

In late 2013, the Company decided that the best use of its resources was to concentrate its future growth exclusively on the Appalachian Region. Significant steps were taken in 2014 to aid in this strategy including the disposition of all of our assets and the cessation of our operations in South Texas. At December 31, 2014, we continue to classify our Oklahoma assets as held for sale.

For 2015, we have formulated specific project budgets. Our ability to fund these specific projects as well as our ongoing operations is dependent on our operating cash flow as well as other sources of capital.

The Company has a credit facility with its Chairman / Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman / Chief Executive Officer net $1.4 million on the loan. There is an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were repaid by the Company during the first quarter of 2015, leaving $2.0 million available under this facility. The credit facility has currently been extended until December 31, 2016.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration allows the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $2.1 million related to selling stock in early 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 246,100. The Company may opt to sell additional shares of stock during 2015 based upon financial need, market conditions and other factors.

Along with our cash flows from operations, our ability to access the credit facility provided by our Chairman / Interim Chief Executive Officer, and our ability to access capital markets, we have entered, in the second quarter of 2015, into a new senior secured financing agreement with private lenders for up to $16.0 million. This facility includes an initial first tranche of $13.0 million in proceeds with an additional tranche of up to $3.0 million, subject to certain conditions, at the request of the Company. We believe these sources of cash will enable us to complete our growth plans for 2015.

Our failure to service this $16.0 million credit facility or to comply with its applicable debt covenants could result in default under the related debt agreement, which could result in the acceleration of the payment of such debt and loss of ownership interest in secured properties.

Our expectations are that our cash flow from operations should increase substantially as we complete the capital projects we have planned for 2015. Our near-term growth, which is focused on our completion of these capital projects in Appalachia in 2015, is expected to center around the following:

•

The initial use of new disposal wells that have been acquired, tested, and permitted in 2014 in the Appalachian Region. We are currently building pipelines to connect these wells to our Mills Hunter offload facility. We expect these pipelines to be completed early in the second quarter of 2015, at which time the wells will be placed into service allowing us to reach our goal of doubling our disposal capacity. We intend to continue to look for opportunities to add additional disposal wells in 2015.

•

The addition of new DOT rated 407 transport trucks and trailers to our fleet to reduce our dependence on third party trucking needed and to meet the current and future demands of our customers. We also expect these trucks, which are billable at rates higher than standard water hauling trucks, to improve our profit margins.

•

The development of our barge facilities which will enable the Company to transport water to disposal sites at prices more competitive than traditional transportation methods such as trucking. The Company expects this to result in higher profit margins as compared to traditional transportation methods. The Company received permission from the U.S. Coast Guard in the fourth quarter of 2014 to begin barging oilfield waste water, and barging activities are expected to begin in the second half of 2015.

We have a high level of interest among various investors to finance our longer-term growth plans once we have completed our short-term growth strategies. The Company expects our longer-term growth to center around the following:

•

The construction of three independent pipelines in the Appalachian Region. The Company is currently negotiating financing to fund the construction of the pipelines. The pipelines will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively. The point of delivery will be along the Ohio River. We expect to have this financing in place in late 2015 or early 2016.

• The addition of strategically located wells and barging facilities and additional DOT rated 407 trucks to complement our current strategies.

While we believe that the capital resources available to us from anticipated operating cash flows, borrowings under the credit facility with our Chairman and Interim Chief Executive Officer, proceeds from future capital market transactions, and proceeds from our new $16 million Senior Secured Financing Agreement will be adequate to fund our operations, finance our 2015 capital projects, and meet our debt service obligations for 2015, there is no guarantee that we will achieve the expected results due to certain risks and uncertainties.

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

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the reporting of discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. We are currently evaluating the impact of this guidance on our financial statements.

In May 2014, the FASB issued an accounting standards update to provide guidance on the recognition of revenue from customers.  Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. The requirements in this update are effective during interim and annual periods beginning after December 15, 2016. The guidance provides the option of adoption by an entity by either retrospective adjustment to each prior reporting period presented or with the cumulative effect of initially applying the guidance recognized at the date of initial application. We are currently evaluating the impact this guidance will have on our consolidated financial statements, as well as the method of adoption.

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The requirements in this update are effective during interim and annual periods beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Contractual Obligations and Commercial Commitments

Not required.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, unconsolidated variable interest entities, or financing partnerships.

Item 8. Financial Statements and Supplementary Data

See Item 15

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of December 31, 2014. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

GreenHunter Energy’s directors and executive officers, including their ages and current positions with us and/or certain additional information, are set forth below.

Name	Age	Positions and Offices Held
Gary C. Evans	57	Chairman and Interim Chief Executive Officer
Roy E. Easley	55	Director
Julie E. Silcock	58	Director
Ronald H. Walker	77	Director
Kirk J. Trosclair	43	Executive Vice President and Chief Operating Officer
Morgan F. Johnston	54	Senior Vice President, General Counsel and Secretary
Ronald T. McClung	64	Senior Vice President and Chief Financial Officer

Gary C. Evans — Chairman and Interim Chief Executive Officer

Mr. Evans has served as Chairman and Chief Executive Officer of GreenHunter Resources, Inc. since December 2006. From January 1, 2013 to January 15, 2014, Mr. Evans served solely as the Company’s Chairman of the Board, but as of January 14, 2014, he also because the Company’s Interim Chief Executive Officer. Gary C. Evans presently serves as Chairman of the Board and Chief Executive Officer of Magnum Hunter Resources Corporation (NYSE “MHR”), a Houston based oil and gas exploration and production company specializing in unconventional resource plays in North America where he has held that position since May 2009. Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources, Inc., or MHRI, an unrelated NYSE-listed company of similar name, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. He previously served as Chief Executive Officer of GreenHunter from December 2006 through December 2012. Mr. Evans serves as an individual trustee of TEL Offshore Trust, a publicly-listed oil and gas trust, and is a director of Novavax Inc., a NASDAQ-listed clinical-stage vaccine biotechnology company. Mr. Evans was recognized by Ernst & Young LLP as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEOs. Mr. Evans was chosen as the Best CEO in the “Large Company” category by Texas Top Producers in 2013. He additionally won the Deal Maker of the Year Award in 2013 by Finance Monthly. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and speaks regularly at energy industry conferences around the world on the current affairs of the oil and gas business. The Board has concluded that the Company benefits from Mr. Evans’ extensive oil and gas industry expertise, his expertise as a chief executive officer with publicly held energy companies, his industry, investment banking and commercial lending contacts and his vast professional experience.

Roy E. Easley – Director

Mr. Easley has been a Director of the Company since February 14, 2012. Mr. Easley has over 33 years of business development and executive management experience in the oil and natural gas exploration and production industry. Mr. Easley is Managing Partner of Easley Exploration Partners, LLC in Dallas which was formed to develop exploration projects in Texas. Previously, Mr. Easley served in various roles with Hunt Oil Company including Senior Vice President of Hunt’s U.S. Exploration, U.S. Exploration and Production and Gulf Coast/Gulf of Mexico operations. Prior to Hunt, Mr. Easley was Director of Business Development for Chieftain International where he was responsible for acquisitions as well as assisting the Chief Operating Officer in management of the Company’s Gulf of Mexico business activities.

Mr. Easley was also associated with Tana Oil and Gas Corporation and he began his career with Exxon Company USA after graduating from the University of Texas at Austin with a Bachelor of Science in Geological Sciences. Mr. Easley is a member of IPAA and recently served as Vice President and Director of the Dallas Petroleum Club.

Julie E. Silcock — Director

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

Ms. Silcock graduated cum laude with a Bachelor of.Arts from Princeton University and earned a Master of Business Administration from the Stanford Graduate School of Business. She remains active with both Princeton and Stanford (Co-Chairman of Stanford’s 25th Reunion Fundraising Campaign in 2010), and is on the Board of the United States Ski and Snowboard Association, which supports Olympic athletes. She was formerly on the Board of Mesa Airlines, a publicly traded company. She is currently a member of Women Corporate Directors (WCD), an organization of women who serve on public company Boards.

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

Mr. Walker is a distinguished graduate from the University of Arizona with a Bachelor of Arts in Government and American History. He also served in the US Army reaching the rank of captain.

Kirk J. Trosclair — Executive Vice President and Chief Operating Officer

Mr. Trosclair has served as our Chief Operating Officer since January 2014, and previously served as our Executive Vice President from 2008 to January 2014. Mr. Trosclair served as our Director of Terminal Operations prior to serving as our Executive Vice President. Mr. Trosclair previously served as Senior Vice President of Alpha Hunter Drilling, LLC, a subsidiary of Magnum Hunter Resources Corporation, a position which he held from 2009 to July 18, 2014. Mr. Trosclair has more than 22 years of diversified energy experience, and his background includes drilling and exploration, engineering design, oilfield fluid terminal operations, logistics management, construction, and business development. Mr. Trosclair received his Bachelor of Arts in Petroleum Engineering Technology from Nicholls State University.

Morgan F. Johnston — Senior Vice President, General Counsel and Secretary

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

Ronald T. McClung — Senior Vice President and Chief Financial Officer

Mr. McClung has served as our Senior Vice President and Chief Financial Officer since September 1, 2013. Mr. McClung, who is a Certified Public Accountant (CPA), brings more than 20 years of both public and private company audit, treasury, risk management, SEC public company reporting, Sarbanes-Oxley compliance, due diligence and acquisition integration experience. Mr. McClung initiated his career as an auditor while at public accounting firms KPMG and Robinson, Burdette, Martin & Cowan, LLP, and as a Corporate Controller while at Key Energy Services, Inc. and as a Chief Financial Officer at Basic Energy Services, Inc. Mr. McClung’s experience includes working in the oilfield service sector with companies that are heavily involved in both salt water disposal and trucking operations associated with this business. Most recently, Mr. McClung has served as Corporate Controller for Patterson-UTI Energy, Inc., a land-based oil and gas well drilling and pressure pumping services company. Mr. McClung earned a Bachelor of Business Administration in Accounting from Texas Tech University where he graduated summa cum laude.

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

The company also has an audit committee established in accordance with the requirements of the NYSE MKT and the Securities Exchange Act of 1934, as amended. As the Company qualifies as a smaller reporting company, the audit committee is currently comprised of two independent directors: Ms. Julie E. Silcock, Chairman and the Company’s designated financial expert, and Mr. Ronald H. Walker.

Code of Conduct and Ethics

We have a code of conduct and ethics that applies to its officers, employees and directors. This code assists employees in resolving ethical issues that may arise in complying with our policies. Our senior financial officers are also subject to the code of ethics for senior financial officers. The purpose of these codes is to promote, among other things:

•	Ethical handling of actual or apparent conflicts of interest;

•	Full, fair, accurate and timely disclosure in filings with the Securities and Exchange Commission and other public disclosures;

•	Compliance with the law and other regulations;

•	Protection of the Company’s assets;

•	Insider trading policies; and

•	Prompt internal reporting of violations of the codes.

Both of these codes are available on our website at www.greenhunterresources.com. We will provide these codes free of charge to stockholders who request them. Any waiver of these codes with respect to officers and directors of the company may be made only by the Board of Directors and will be disclosed to stockholders on our website, along with any amendments to these codes.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation for the fiscal years ended 2014 and 2013 awarded to, earned by or paid to executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Deferred Comp ($) ******	Stock Awards ($)	Option Awards ($) *****	All Other Comp - Car Allowance ($) ****	Total ($)
Gary C. Evans* -	2014	300,000	-	300,000	795,000	759,000	12,000	2,166,000
Chairman and Interim CEO	2013	300,000	225,000	-	-	690,000	12,000	1,227,000
Kirk Trosclair** -	2014	144,807	-	100,000	53,000	346,900	-	644,707
Executive VP and COO	2013	-	-	-	-	-	-	-
Ronald T. McClung*** -	2014	205,000	-	60,000	13,250	165,300	12,000	455,550
Sr. VP and CFO	2013	63,086	-	-	-	195,000	3,696	261,782
Morgan F. Johnston -	2014	200,000	-	25,000	5,300	66,120	12,000	308,420
Sr. VP, Gen Counsel and Secretary	2013	200,000	25,000	-	-	106,000	12,000	343,000
Jonathan D. Hoopes** -	2014	19,730	-	-	-	-	-	19,730
President, COO, and Interim CEO	2013	281,096	175,000	-	27,250	318,000	12,000	813,346
David S. Krueger*** -	2014	-	-	-	-	-	-	-
VP and CFO	2013	142,160	25,000	-	-	132,500	8,307	307,967

*

Mr. Evans’ was appointed as Chief Executive Officer on an interim basis on January 15, 2014 following the resignation of Mr. Hoopes as director, interim chief executive officer, president and chief operating officer effective as of the same date.

**

Mr. Trosclair became the Company’s Executive Vice President and COO on January 15, 2014 following the resignation of Mr. Hoopes as director, interim chief executive officer, president and chief operating officer effective as of the same date.

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

Mr. Evans received a stock option grant for 1,000,000 shares, vesting upon completion of certain performance criteria at an exercise price of $0.98 on April 25, 2014. Mr. Trosclair received a stock option grant for 500,000 shares, vesting upon completion of certain performance criteria at an exercise price of $0.98 on April 25, 2014. Mr. Johnston received a stock option grant for 100,000 shares, vesting upon completion of certain performance criteria at an exercise price of $0.98 on April 25, 2014. Mr. McClung received a stock option grant for 250,000 shares vesting upon completion of certain performance criteria at an exercise price of $0.98 on April 25, 2014.

Mr. Evans received a stock option grant for 500,000 shares, vesting over a three year period at an exercise price of $0.60 on December 23, 2014. Mr. Trosclair received a stock option grant for 150,000 shares, vesting over a three year period at an exercise price of $0.60 on December 23, 2014. Mr. Johnston received a stock option grant for 20,000 shares, vesting over a three year period at an exercise price of $0.60 on December 23, 2014. Mr. McClung received a stock option grant for 50,000 shares vesting over a three year period at an exercise price of $0.60 on December 23, 2014.

******	This column represents the employees’ deferred cash bonus for the applicable year.

Outstanding Equity Awards at Fiscal Year-End

The following non-incentive stock options were outstanding to the below named executives at December 31, 2014

Name and Principal Position	Number of shares of common stock underlying unexercised options exercisable	Number of shares of common stock underlying unexercised options unexercisable	Price ($/sh)		Expiration Date
Gary C. Evans -	176,000	-	18.91		February 13, 2018
Chairman and Interim CEO	176,000	-	18.91		February 13, 2018
	1,000,000	-	1.96		August 26, 2019
	1,000,000	-	0.90		April 6, 2021
	200,000	-	1.65		February 13, 2022
	200,000	-	1.65		February 13, 2022
	200,000	-	1.65		February 13, 2022
	-	150,000	1.65		February 13, 2022
	333,333	666,667	1.15		June 14, 2023
	400,000	200,000	0.98		April 25, 2024
	200,000	-	1.65		December 15, 2024
	50,000	-	1.65		December 15, 2024
	-	500,000	0.60		December 23, 2024
Kirk Trosclair -	5,000	-	20.02		June 16, 2018
Executive VP and COO	10,000	-	1.96		August 26, 2019
	350,000	-	0.90		April 6, 2021
	-	25,000	1.65		February 13, 2022
	-	50,000	1.65		February 13, 2022
	-	15,000	1.65		February 13, 2022
	10,000	-	1.65		February 13, 2022
	61,666	123,334	1.74		February 1, 2023
	200,000	100,000	0.98		April 25, 2024
	50,000	-	1.65		December 15, 2024
	-	150,000	0.60		December 23, 2024
Ronald T. McClung -	83,333	166,667	1.33		October 15, 2023
Sr. VP and CFO	150,000	100,000	0.98		April 25, 2024
	-	50,000	0.60		December 23, 2024
Morgan F. Johnston -	500,000	-	5.00	*	May 16, 2017
Sr. VP, Gen Counsel and Secretary	55,000	-	18.91		February 13, 2018
	55,000	-	18.91		February 13, 2018
	300,000	-	1.96		August 26, 2019
	150,000	-	0.90		April 6, 2021
	66,666	33,334	1.65		February 13, 2022
	33,333	66,667	1.74		February 1, 2023
	-	100,000	0.98		April 25, 2024
	-	20,000	0.60		December 23, 2024

*

There was no public market for our common shares on the date of grant of the option. Accordingly, the amounts set out in this column are based upon the fair market value per common share as estimated by us as at the date of grant of the option, which was $5.00.

Director Compensation

The following compensation was paid to our independent members of the board of directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($)	Total ($)
Roy E. Easley	-	50,000	-	50,000
Julie E. Silcock	-	50,000	-	50,000
Ronald H. Walker	37,500	12,500	-	50,000

*

Our board of directors determined not to receive any cash compensation payments with respect to 2013 for acting as a director. However, our directors received restricted stock payments in lieu of their annual retainer payment. Each director received 10,776 shares of restricted common stock for fees in the last quarter of 2013. The number of shares each director received was based on the market price of the stock on the date the retainer was earned.

Mr. Easley and Ms. Silcock determined not to receive any cash compensation payments with respect to 2014 for acting as a director. However, both directors received 19,119 shares of restricted stock payments in lieu of their annual retainer payment. The number of shares each director received was based on the market price of the stock on the date the retainer was earned.

For fiscal 2015, our directors (other than members of our management) will be entitled to receive an annual retainer of $50,000, payable quarterly, plus $1,000 per meeting of our board of directors, $500 per meeting of a committee of the board attended or $250 if such board member attends a board or committee meeting by telephone. These directors will also be reimbursed for all out-of-pocket expenses incurred in their capacities as members of the board. We will also grant new independent directors 100,000 stock options at an exercise price equal to the then market value vesting over a three year period. We currently maintain directors and officers liability insurance coverage with an aggregate policy limit of $5,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock and Series C Preferred Stock as of March 15, 2015 held by (i) each of our directors and named executive officers; (ii) all directors and executive officers as a group; and (iii) any person (or group) who is known to us to be the beneficial owner of more than 5% of our common stock or Series C Preferred Stock.

The number of shares beneficially owned by each director or executive officer is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 15, 2015, through the exercise of any stock option or other right to purchase, such as a warrant. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. The table that follows is based upon information supplied in a questionnaire completed by each executive officer, director and principal stockholder.

There are no arrangements known to us which may at a subsequent date result in a change-in-control.

Unless otherwise specified in a footnote to the table below, the address of each of the persons set forth is in care of GreenHunter Resources, Inc., 1048 Texan Trail, Grapevine, Texas 76051.

Title of Class (11)	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (10)
Common Stock	Gary C. Evans	21,751,599	(1)	52.1
Common Stock	Roy E. Easley	324,983	(2)	*
Common Stock	Julie E. Silcock	183,352	(3)	*
Common Stock	Ronald H. Walker	391,894	(4)	1.0
Common Stock	Kirk J. Trosclair	1,026,896	(5)	2.7
Common Stock	Morgan F. Johnston	1,246,528	(6)	3.2
Common Stock	Ronald T. McClung	273,333	(7)	*
Common Stock	All officers and directors as a group (7 persons named above)	25,198,585		56.9
Common Stock	West Coast Opportunity Fund, LLC	1,225,250	(8)	3.3
Common Stock	Triad Hunter, LLC	2,341,722	(9)	6.2
Series C Preferred Stock	West Coast Opportunity Fund, LLC	345,000	(8)	17.2

* Less than 1%

(1)

Includes 10,167,100 shares held directly by Investment Hunter, LLC, 4,000,000 shares held directly by Evans Equities LP, and 15,800 shares held as custodian for his children. It also includes 8,888 common stock purchase warrants at an exercise price of $2.25, 107,142 common stock purchase warrants at an exercise price of $0.01, 352,000 common stock purchase options at an exercise price of $18.91 per share, 1,000,000 common stock purchase options at an exercise price of $1.96, 1,000,000 common stock purchase options at an exercise price of $.90, 850,000 common stock purchase options at an exercise price of $1.65, 333,333 common stock purchase options at an exercise price of $1.15 and 400,000 common stock purchase options at an exercise price of $0.98. Gary C. Evans is the manager of Investment Hunter, LLC and the general partner of Evans Equities LP and his children are the beneficial owners of each.

(2)	Includes 100,000 common stock purchase options at an exercise price of $1.65 per share.

(3)	Includes 66,666 common stock purchase options at an exercise price of $1.53.

(4)	Includes 100,000 common stock purchase options at an exercise price of $10.00 per share and 100,000 common stock purchase options at an exercise price of $1.96 per share.

(5)

Includes 5,000 common stock purchase options at an exercise price of $20.02 per share, 10,000 common stock purchase options at an exercise price of $1.96, 350,000 common stock purchase options at an exercise price of $.90, 60,000 common stock purchase options at an exercise price of $1.65, 123,333 common stock purchase options at an exercise price of $1.74, 200,000 common stock purchase options at an exercise price of $0.98 and 8,888 common stock purchase warrants at an exercise price of $2.25.

(6)

Includes 500,000 common stock purchase options at an exercise price of $5.00 per share, 110,000 common stock purchase options at an exercise price of $18.91 per share, 300,000 common stock purchase options at an exercise price of $1.96 per share, 150,000 common stock purchase options at an exercise price of $.90 per share, 100,000 common stock purchase options at an exercise price of $1.65 per share and 66,666 common stock purchase options at an exercise price of $1.74.

(7)	Includes 83,333 common stock purchase options at an exercise price of $1.33 per share and 150,000 common stock purchase options at an exercise price of $0.98 per share.

(8)

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

(9)

Includes 1,846,722 shares of common stock and 495,000 shares of common stock issuable upon the conversion of a promissory note in the original principal amount of $2.2 million ate the option of Triad Hunter, LLC based on a conversion price of $2.50 per share. The address for Triad Hunter, LLC is c/o Magnum Hunter Resources Corporation, 777 Post Oak Blvd., Suite 650, Houston, Texas 77056.

(10)

A total of 37,659,869 shares of GreenHunter Resources’ Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner below, any options exercisable or securities convertible into common within 60 days have been included in the denominator.

(11)	Our directors and executive officers do not beneficially own Series C Preferred Stock.

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

Transactions with Management and Others

In the fourth quarter of 2013, the Company closed on the private placement of approximately $1.5 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 134,211 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. 17,776 of these warrants were issued to officers of the Company in association with $200 thousand of the notes. The net proceeds of the placement are intended to fund MAG Panel™ inventory. On January 23, 2015, the Company converted the principal amount of these promissory notes issued to two officers of the Company to common equity. The total principal amount of $200 thousand was converted for 322,580 shares of common stock.

On December 12, 2013, the Company issued 107,142 warrants with an exercise price of $0.01 to the Company’s Chairman. The warrants expire five years from the date of issue and are associated with a loan from the Chairman to the Company of $1.5 million. The Company entered into a promissory note with the Chairman for the loan which has an interest rate of 13% and a maturity date of March 31, 2015. The maturity date can be extended by the Company for 30 days with notification.

Item 14. Principal Accounting Fees and Services

	For the Year Ended December 31,
	2014	2013
Audit(a)	$481,464	$462,830
Audit related fees	—	—
Tax preparation fees	—	—
All other fees	—	—
TOTAL	$481,464	$462,830

(a)

Includes fees paid to Hein & Associates, LLP for our 2013 annual audit and first two quarterly reviews in 2014, as well as services in connection with our filing of registration statements and an employee stock ownership plan audit. Also includes fees paid to BDO USA, LLP for our 2014 annual audit and 2014 third quarter review.

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

Item 15. Exhibits and Financial Statement Schedules

(a) Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GreenHunter Resources, Inc.

We have audited the accompanying consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHunter Resources, Inc. and subsidiaries as of December 31, 2014 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ BDO USA, LLP
Dallas, Texas
April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GreenHunter Resources, Inc.

We have audited the accompanying consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHunter Resources, Inc. and subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

March 31, 2014, except for Note 16, as to which the date is August 20, 2014

GREENHUNTER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$396,279	$1,302,857
Restricted cash	132,663	-
Accounts receivable, net of allowance of $698,788 and $380,280, respectively	3,683,589	6,907,111
Related party accounts receivable, no allowance considered necessary	768,504	906,701
MAG Tank™ inventory	1,620,990	82,300
Prepaid insurance	462,026	585,175
Other current assets	269,374	1,123,530
Total current assets	7,333,425	10,907,674
PROPERTY AND EQUIPMENT:
Property and equipment, net	24,100,277	22,493,594
Assets held for sale	3,000,002	14,498,754
Net property and equipment	27,100,279	36,992,348
OTHER ASSETS:
Other non-current assets	19,153	125,778
Total assets	$34,452,857	$48,025,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$5,254,915	$7,056,725
Accounts payable and accrued liabilities	12,000,246	13,134,677
Accounts payable to a related party	199,167	133,517
Liabilities associated with assets held for sale	100,100	270,326
Total current liabilities	17,554,428	20,595,245
NON-CURRENT LIABILITIES:
Notes payable, less current portion	5,854,684	7,987,848
Asset retirement obligation	933,891	797,786
Liabilities associated with assets held for sale	159,575	288,514
Total liabilities	24,502,578	29,669,393
COMMITMENTS AND CONTINGENCIES (Notes 1 and 13 )
STOCKHOLDERS’ EQUITY:
Series C Preferred Stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 1,975,250 issued and outstanding and liquidation preference of $49,381,250 at December 31, 2014 and 2,000,000 issued and outstanding and liquidation preference of $50,000,000 at December 31, 2013	39,710,764	40,387,706
Common stock, $.001 par value, 90,000,000 shares authorized, 35,846,161 issued and 35,837,827 outstanding at December 31, 2014, and 33,796,389 issued and 33,788,055 outstanding at December 31, 2013	35,846	33,796
Additional paid-in capital	122,802,350	118,809,722
Accumulated deficit	(152,589,532)	(140,865,668)
Treasury stock, at cost, 8,334 shares at both dates	(9,149)	(9,149)
Total stockholders’ equity	9,950,279	18,356,407
Total liabilities and stockholders’ equity	$34,452,857	$48,025,800

See accompanying notes to consolidated financial statements

GREENHUNTER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013
REVENUES:
Water disposal revenue	$13,493,770	$11,595,059
Transportation revenue	10,868,985	9,564,522
Environmental services revenue	243,837	-
MAG Tank™ revenue	1,066,142	1,854,750
Skim oil revenue	803,046	1,050,784
Storage rental revenue and other	645,858	1,672,342
Total revenues	27,121,638	25,737,457
COST OF GOODS AND SERVICES PROVIDED:
Direct cost of goods and services provided	18,281,974	19,180,338
Depreciation and accretion expense	3,197,045	2,884,286
Selling, general and administrative	12,141,278	8,423,327
(Gain) loss on sale of assets	86,370	(2,205,047)
Gain on settlements	(585,640)	(152,113)
Total costs and expenses	33,121,027	28,130,791
OPERATING LOSS	(5,999,389)	(2,393,334)
OTHER INCOME (EXPENSE):
Interest and other income	96,366	92,702
Interest expense	(1,435,037)	(1,011,547)
Total other expense	(1,338,671)	(918,845)
Net loss before taxes	(7,338,060)	(3,312,179)
Income tax expense	8,000	7,000
Loss from continuing operations	(7,346,060)	(3,319,179)
Income (loss) from discontinued operations	591,256	(6,603,321)
Net loss	(6,754,804)	(9,922,500)
Preferred stock dividends	(4,969,060)	(4,587,285)
Net loss to common stockholders	$(11,723,864)	$(14,509,785)

Weighted average shares outstanding, basic and diluted	34,997,890	33,567,431
Net loss per share from continuing operations, basic & diluted	$(0.35)	$(0.23)
Net income (loss) per share from discontinued operations, basic & diluted	$0.02	$(0.20)
Net loss per share, basic & diluted	$(0.33)	$(0.43)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2013 TO DECEMBER 31, 2014

	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Unearned Shares in KSOP	Total Stockholders' Equity
BALANCE, JANUARY 1, 2013	$32,825,967	$33,120	$116,832,776	$(126,355,883)	$(15)	$(225,913)	$23,110,052
Share based compensation	-	117	1,141,950	-	-	-	1,142,067
Net proceeds from issuance of equity securities	7,561,739	372	860,414	-	-	-	8,422,525
Proceeds from exercise of equity securities	-	113	115,637	-	-	-	115,750
Purchase of Treasury Stock	-	-	-	-	(9,134)	-	(9,134)
Issued shares for KSOP	-	74	84,858	-	-	-	84,932
Allocation of unearned shares in KSOP	-	-	(225,913)	-	-	225,913	-
Dividends on preferred stock	-	-	-	(4,587,285)	-	-	(4,587,285)
Net loss	-	-	-	(9,922,500)	-	-	(9,922,500)
BALANCE, DECEMBER 31, 2013	$40,387,706	$33,796	$118,809,722	$(140,865,668)	$(9,149)	$-	$18,356,407
Share based compensation	-	1,766	3,719,194	-	-	-	3,720,960
Warrants issued in connection with debt offering	-	-	41,854	-	-	-	41,854
Gain on settlement of lawsuits	(676,942)	-	-	-	-	-	(676,942)
Net proceeds from issuance of equity securities	-	284	231,580	-	-	-	231,864
Dividends on preferred stock	-	-	-	(4,969,060)	-	-	(4,969,060)
Net loss	-	-	-	(6,754,804)	-	-	(6,754,804)
BALANCE, DECEMBER 31, 2014	$39,710,764	$35,846	$122,802,350	$(152,589,532)	$(9,149)	$-	$9,950,279

See accompanying notes to consolidated financial statements

GREENHUNTER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,754,804)	$(9,922,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	3,215,571	4,096,062
Impairment of asset value	1,092,223	1,280,444
Discount of notes receivable	164,260	-
Goodwill impairment	-	2,753,362
Gain on sale of assets	(1,035,375)	(1,311,102)
Gain on settlement of payables	(631,332)	(951,507)
Gain on settlement of lawsuits	(1,859,145)	-
Non-cash stock-based compensation	4,239,333	1,142,066
Amortization of debt discount	215,398	37,370
Changes in operating assets and liabilities:
Accounts receivable	2,967,522	(2,841,417)
Related party accounts receivable	138,197	1,240,138
Inventory	(1,538,690)	(82,300)
Prepaid expenses and other current assets	1,083,930	(1,504,739)
Accounts payable and accrued liabilities	(2,297,398)	6,271,354
Related party accounts payable	65,650	(1,604,870)
Net cash used in operating activities	(934,660)	(1,397,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,308,240)	(10,956,214)
Proceeds from notes receivable	5,085,740	-
Proceeds from sale of assets	6,386,509	5,681,671
Change in restricted cash	(132,663)	-
Net cash provided by (used in) investing activities	8,031,346	(5,274,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	231,864	8,201,148
Proceeds from the exercise of warrants and options	-	115,750
Proceeds from notes payable	1,924,601	6,573,291
Payment of notes payable	(5,190,669)	(4,084,373)
Preferred stock dividends paid	(4,969,060)	(4,587,285)
Purchase of treasury stock	-	(9,134)
Net cash provided by (used in) financing activities	(8,003,264)	6,209,397

CHANGE IN CASH AND CASH EQUIVALENTS	(906,578)	(462,785)
CASH AND CASH EQUIVALENTS, beginning of period	1,302,857	1,765,642
CASH AND CASH EQUIVALENTS, end of period	$396,279	$1,302,857

Cash paid for interest	$1,427,353	$911,464

NON-CASH TRANSACTIONS:
Accrued capital costs	$2,493,488	$740,287
Issued shares of common stock as commission for sale of purchased stock	$-	$174,969
Issued warrants in connection with sale of preferred stock	$-	$345,799
KSOP shares	$-	$84,932
Notes receivable received in connection with sale of assets	$5,250,000	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF OUR BUSINESS

GreenHunter Resources, Inc. (“the Company” or “GreenHunter”) is a diversified water management services company, headquartered in Grapevine, Texas that specializes in water solutions required for the unconventional oil and natural gas shale resource plays. Through our wholly-owned subsidiaries, GreenHunter Water, LLC (“GreenHunter Water”), GreenHunter Environmental Solutions, LLC (“GreenHunter Environmental Solutions”), and GreenHunter Hydrocarbons, LLC (“GreenHunter Hydrocarbons”), we provide Oilfield Fluid Management Solutions™ in the oilfield and within the shale plays of the Appalachian Basin.

Oil and natural gas wells typically generate produced water, which is saltwater or brine from underground formations brought to the surface during the normal course of oil or gas production operations. Since this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. The water that is produced from these operations must be disposed of or treated in a manner approved by the U.S. Environmental Protection Agency (“EPA”). The primary method of handling this water is through injection into a Class II saltwater disposal well. The alternative option is treating the water for reuse in hydraulic fracturing operations or treatment to fresh water qualities and discharged under a National Pollutant Discharge Elimination System (“NPDES”) permit. We have identified water reuse and water management in the oil and natural gas industry as a significant growth opportunity for the foreseeable future and are currently utilizing a water treatment system and exploring various alternatives to develop this segment of our operations through existing relationships, joint ventures, targeted acquisitions and further development of water management technologies.

We provide water management solutions as they relate to the oil and gas industry in the unconventional resource plays in the Appalachian Region where we are predominantly active, including both the Marcellus and Utica Shale areas. Since late 2013, we have focused predominately all of our efforts on the Appalachian Region as the Company believes this area provides our best opportunity to profitably grow the Company.

Current Plan to Fund Ongoing Operations

As of December 31, 2014, we had a working capital deficit of $10.2 million. We are generating increasing revenues from our water management activities and increased margins related to revenues less direct cost of goods and services provided. We were not in compliance with a certain existing debt covenant contained in one of our secured debt agreements as of December 31, 2014. However, we did obtain a waiver from our lender for the non-compliance in our debt covenant for the years ending December 31, 2014 and December 31, 2015.

In late 2013, the Company decided to sell all of its disposal wells, properties and equipment located in South Texas and Oklahoma with the exception of a small amount of equipment that we moved to Appalachia and to discontinue operation in both of these areas in order to concentrate its efforts in the higher revenue region of Appalachia. We believe the Appalachian region represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas assets in 2014 and have ceased operations in South Texas. The remaining assets located in Oklahoma continue to be held for sale at December 31, 2014. The Company has recorded impairment of $1.1 million on these Oklahoma assets during the second half of 2014. The assets are being marketed at amounts equal to or in excess of their remaining net book value as of December 31, 2014. We expect to close on our remaining Oklahoma fixed assets in the first half of 2015. At that point, we intend to cease operating in Oklahoma.

On February 19, 2014, Mesquite Lake entered an agreement to sell its last remaining renewable energy asset, the biomass project, to ML Energy Park, LLC for $2.0 million. The sale closed on March 16, 2015. The prospective buyer had paid non-refundable monthly payments as earnest money deposits toward the purchase of this property totaling $575 thousand as of December 31, 2014, with another $50 thousand being paid in both January and February of 2015. All of these deposits were applied to the $2.0 million sales price of the property at closing.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman and Chief Executive Officer net $1.4 million on the loan. There is an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were repaid by the Company during the first quarter of 2015, leaving $2.0 million available under this facility. The credit facility has currently been extended until December 31, 2016.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration will allow for the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $2.1 million related to selling stock in early 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 246,100. The Company may opt to sell additional shares of stock during 2015 based upon financial need, market conditions and other factors.

On September 16, 2014, the Company announced the receipt of permits and the completion of downhole performance tests on new wells at our Mills Hunter facility located in Meigs County, Ohio. The majority of this new oilfield brine water injection capacity at the Mills Hunter facility has already been committed to several large E&P companies active in the region, secured through long term take-or-pay agreements. Utilization of these wells will commence upon the completion of a pipeline that will connect these wells to the offload terminal at the Mills Hunter facility. The pipeline is currently under construction, and the Company anticipates it will be completed early in the second quarter of 2015. Since these new wells will utilize existing offload facilities that connect to the wells via the new pipeline, the Company will experience a relatively small amount of incremental cost to operate these new wells resulting in an expected increase in cash flows during the second half of 2015.

Subsequent to year-end, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16.0 million to finance capital projects planned for 2015. The initial tranche of loan proceeds will be in the principal amount of $13.0 million, subject to customary conditions, with an additional tranche of up to $3.0 million of principal available at the request of the borrower and subject to certain conditions.

Projects being funded by the new $16.0 million financing agreement would include, but are not limited to, the purchase of 10 DOT rated 407 trucks and trailers, the completion of the pipeline currently under construction at the Mills Hunter facility, and the building out of infrastructure that will enable us to commence barging operations. We expect the new trucks will begin operating in July of 2015. The addition of these new trucks, which are billable at rates in excess of traditional fluid hauling trucks, are expected to contribute significant cash flow to the Company’s operations in the last half of 2015. Any contribution to cash for in 2015 from barging operations would be dependent upon completion of the required infrastructure, which would likely be late in 2015 at the earliest.

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

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months from the date of these financial statements and from the date these financial statements were issued, and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities, including the new wells now being completed at our Mills Hunter facility;

•	The expected sale of our remaining Oklahoma wells held for sale at December 31, 2014;

•	Letter of credit guarantee from our Chairman;

•	The sale of debt or equity securities under a universal “shelf” registration statement; and

•

Up to $16.0 million in proceeds from capital project related senior secured financing which the Company entered into with private lenders subsequent to year end and the cash flow generated from projects funded by this financing.

Management believes that the above outlined steps we have taken to improve our working capital position will enhance the prospect of seeking additional capital through a number of different sources. Our ability to fund additional longer-term capital projects is largely dependent on the Company’s ability to secure this new capital.

NOTE 2. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GreenHunter Resources, Inc. and our wholly-owned subsidiaries, Hunter Disposal, LLC, GreenHunter Water, LLC (“GreenHunter Water”), GreenHunter Mesquite Lake, LLC (“Mesquite Lake”), Hunter Hauling, LLC (“Hunter Hauling”), Eagle Ford Water Hunter Joint Venture (“Eagle Ford Water”), GreenHunter Wind Energy, LLC (“Wind”), Little Muskingum Drilling, LLC (“Virco”), Virco Realty, Inc, (“Virco”), White Top Oilfield Construction, LLC (“White Top”) Blackwater Services, LLC (“Blackwater”) GreenHunter Environmental Solutions, LLC (“Environmental”), GreenHunter Hydrocarbons, LLC (“Hydrocarbons”), and GreenHunter Pipeline, LLC (“Pipeline”). All significant intercompany transactions and balances have been eliminated.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. In the current year, certain insurance costs that were previously accounted for as selling, general, and administrative costs were instead accounted for as cost of goods and services provided. Similar costs in the prior year have been re-classed in a consistent manner for presentation purposes.

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

Accounts Receivable

Accounts receivable consists of water disposal, transportation, storage and other revenue from rental of our water storage tanks. We review accounts receivable periodically and reduce the carrying amount with a valuation allowance that reflects our best estimate of the amount that may not be collectible. The allowance deemed necessary was $699 thousand and $380 thousand as of December 31, 2014 and 2013, respectively. Bad debt expense was $366 thousand and $0 for the years ended December 31, 2014 and 2013, respectively. The Company does not charge interest on past due balances of accounts receivable.

Concentration of Customer Risk

Four of the Company’s customers comprised approximately 54% of the Company’s consolidated revenues for the year ended December 31, 2014. Four customers comprised approximately 51% of the Company’s consolidated accounts receivable at December 31, 2014.

Five of the Company’s customers comprised approximately 50% of the Company’s consolidated revenues for the year ended December 31, 2013. Two customers comprised approximately 45% of the Company’s consolidated accounts receivable at December 31, 2013.

Inventories

Inventory consists of MAG Tank™ panels and is stated at the lower of cost or market. We impair the carrying value of our inventory for discontinued, obsolete, excess and damaged inventory. This impairment is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of future demand, targeted inventory turn rates, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory impairments may be required and, in the event of a major change in strategy or downturn in market conditions, such impairments could be significant. We did not have any significant impairment charges for inventory for the years ended December 31, 2014 and December 31, 2013.

Property, Plant and Equipment

Property plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following useful lives:

(in years)
Transportation equipment	5 to 7
Furniture, fixtures & other	5 to 7
Water disposal, handling and storage equipment	7 to 20
Land improvements	15
Buildings	30
Water disposal and handling facilities	7 to 20

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

Deferred Financing Costs

Costs incurred in connection with issuing debt are capitalized and amortized on a straight-line basis as an adjustment to interest expense over the term of the debt instrument using the interest method.

Impairment of Asset Value

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. We recorded $1.1 million for impairment for our Oklahoma disposal wells, which are classified as held for sale as of December 31, 2014.

Repairs and Maintenance

We charge the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to cost of goods and services expenses as these costs are incurred.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Accounting Standards Codification 718 (ASC 718 “Compensation – Stock Compensation”) which requires companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model for service and performance based awards. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals. See Note 12 for additional information on our stock-based compensation.

Asset Retirement Obligation

The Company accounts for asset retirement obligations based on the guidance of Accounting Standards Codification 410 (ASC 410 “Asset Retirement and Environmental Obligations”) which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset.

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

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value based on a Level 3 fair value measurement. The Company had no assets or liabilities that are being re-measured at fair value at either December 31, 2014 or December 31, 2013.

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

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the years ended December 31, 2014 and 2013, as their effects would have been anti-dilutive.

	December 31,
	2014	2013
Stock options	14,912,653	12,173,255
Warrants	625,010	3,531,631
Convertible debentures	140,454	71,860
Convertible promissory notes	495,000	715,000
Total	16,173,117	16,491,746

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of December 31, 2014 would be 68,585,069 common shares.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the reporting of discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. We are currently evaluating the impact of this guidance on our financial statements.

In May 2014, the FASB issued an accounting standards update to provide guidance on the recognition of revenue from customers.  Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. The requirements in this update are effective during interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The requirements in this update are effective during interim and annual periods beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

NOTE 4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In late 2013, we adopted a plan to sell all of our assets in South Texas and Oklahoma and discontinue our operations in these two geographical areas in order to concentrate 100% of our efforts in Appalachia. Based on this decision, the Company is continuing to negotiate with buyers for its three disposal wells in Oklahoma and has either sold or moved to Appalachia all of its assets in South Texas and ceased operations in South Texas. We ceased depreciation of fixed assets held for sale in December 2013.

The remaining assets located in Oklahoma continue to be held for sale at December 31, 2014. The Company believes the amount for which it will be able to sell these assets is less than previously anticipated. The Company has also had to perform additional work on one of the wells to bring it to a saleable condition. As a result, the Company has recorded impairment of $1.1 million on these assets during the second half of 2014. These assets are being marketed at amounts equal to or in excess of their remaining net book value as of December 31, 2014. We expect to close on our remaining Oklahoma fixed assets in the first half of 2015. At that point, we intend to cease operating in Oklahoma.

On May 14, 2007, we acquired a biomass plant located in Southern California. The plant was owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. For multiple reasons, including economic, Management subsequently determined that development of this project was not practicable. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million, and recorded an impairment to write the asset down to that amount. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, Mesquite Lake entered an agreement to sell the Mesquite Lake Resource Recovery Facility and related real property (commonly referred to as the biomass project) to ML Energy Park, LLC for $2.0 million. The sale was closed on March 16, 2015. The buyer made an initial payment of $50 thousand as earnest money deposit and continued to pay $50 thousand per month to date. The non-refundable monthly payments, as well as the initial $25 thousand fee, were applied to the purchase. The previously reportable Biomass segment is being reported as part of discontinued operations.

The following represents selected items from the results of discontinued operations as of the dates indicated:

	For the Year Ended December 31,
	2014	2013
Revenue from discontinued operations	$552,087	$12,175,169
Gain on settlement of lawsuits	1,859,145	-
Gain (loss) on sale of assets	1,121,745	(893,946)
Goodwill impairment	-	2,784,362
Impairment of assets	1,092,223	1,249,444
Net income (loss) from discontinued operations before taxes	591,256	(6,603,321)
Income tax expense	-	-
Income (loss) from discontinued operations	591,256	(6,603,321)

NOTE 5. ACQUISITIONS AND DIVESTITURES

Helena Disposal Well

On June 10, 2013, the Company’s wholly-owned subsidiary, GreenHunter Water, LLC, closed on the sale of a saltwater disposal well and associated equipment located in South Texas, pursuant to an Asset Purchase Agreement with Sable Environmental SWD 4, LLC, for which the Company received $5.2 million, resulting in a gain of $2.3 million.

White Top and Blackwater

The Company made an acquisition as of December 31, 2012 that resulted in the recognition of goodwill. On May 17, 2013, the Company discontinued certain portions of operations of White Top and Blackwater due to continued losses, resulting in increased uncertainties regarding the timing and nature or a recovery of capital expenditures. Taking these factors into account, the Company reassessed is financial outlook of, and consequently reevaluated the recoverability of goodwill associated with these acquisitions. The Company performed the two-step impairment test and concluded that the fair value of goodwill was substantially lower than the carrying value of goodwill associated with the acquisition. Accordingly, during the first quarter of fiscal 2013, the Company recorded an impairment charge of $2.8 million. The carrying value of goodwill at March 31, 2013 was fully impaired due to the elimination of operating segments of White Top and Blackwater. In the fourth quarter, the Company made a purchase accounting adjustment for Blackwater of $45.7 thousand. The effect of this adjustment was to reduce our previous recorded loss on the impairment of goodwill related to the Blackwater purchase.

On June 30, 2013, the Company wrote off certain assets acquired as part of the White Top and Blackwater acquisition that were repossessed as partial consideration for loans the Company had assumed as part of the White Top and Blackwater acquisition. The Company subsequently defaulted on these loans. Also on June 30, 2013, the Company wrote off certain assets that were not in possession of the Company, for which the Company had taken legal action in an attempt to take possession of the assets previously acquired. Certain assets related to these discontinued activities were subsequently sold. The write-offs and sale resulted in a loss on sale of assets of approximately $788 thousand.

We sold most of our equipment in South Texas which consisted mainly of fluid hauling trucks and trailers and heavy construction equipment, during 2014. The sales resulted in a gain of approximately $64 thousand. We moved certain of the remaining assets to our field operations in the Appalachian Region.

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

 Wheeling Barge Facility

On March 13, 2013, the Company acquired a barging terminal facility located in Wheeling, West Virginia, for $750 thousand. When the facility is refurbished, it will contain a water recycling station using GreenHunter’s Frac-Cycle ™ product line. This location will also serve as a barging station. This asset, most of which is land, has not been placed in service and is not being depreciated.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The following is a schedule of our property and equipment as of December 31,:

	2014	2013
Land and improvements	$1,603,799	$1,549,059
Buildings	2,517,869	2,517,869
Water facilities and other property and equipment
Water disposal and handling facilities	12,929,428	12,645,595
Property and equipment not yet in service	4,156,530	858,000
Transportation equipment	7,847,948	7,390,668
Other equipment	2,255,672	1,663,645
Furniture, fixtures and other	697,442	590,070
Total facilities and other property and equipment	27,887,020	23,147,978
Total property and equipment	32,008,688	27,214,906
Less: Accumulated depreciation	(7,908,411)	(4,721,312)
Net property and equipment	$24,100,277	$22,493,594

Depreciation expense of $3.2 million and $2.9 million from continuing operations was recorded for the years ending December 31, 2014 and 2013, respectively. Property and equipment are not subject to depreciation until they are not under construction and placed in service. We ceased depreciation of the assets held for sale in December 2013 when we committed to the plan to sell these assets. We have approximately $950 thousand invested in assets in barging facilities, some of which is land, which are not in service and are not being depreciated at December 31, 2014.

NOTE 7. ASSET RETIREMENT OBLIGATIONS

During 2012, we recorded an estimate of the asset retirement obligation on our disposal wells acquired and drilled based on estimated costs to plug and abandon these wells and an analysis of the capacity of the water disposal wells to accept fluid and the effect on useful lives and well plugging cost estimates, a level three measurement in the fair value valuation hierarchy. The following table summarizes the Company’s asset retirement obligation transactions during the years ended December 31, 2014 and 2013.

	2014	2013
Asset retirement obligation at beginning of period	$(1,119,248)	$(922,386)
Liabilities incurred on new wells	(36,441)	(121,347)
Liabilities relieved on retirement of wells	80,953	25,930
Accretion expense	(118,829)	(101,445)
Asset retirement obligation at end of period	(1,193,565)	(1,119,248)
Less: current portion (1)	(100,100)	(100,100)
Non-current portion of asset retirement obligation (2)	$(1,093,465)	$(1,019,148)

(1)	The total current portion of asset retirement obligation of $100 thousand at both December 31, 2014 and 2013, is associated with assets held for sale.

(2)	The non-current portion of asset retirement obligation at December 31, 2014 and 2013, includes $160 thousand and $221 thousand, respectively, associated with assets held for sale.

NOTE 8. NOTES PAYABLE

Notes Payable at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Notes payable for insurance premiums due in monthly installments through various dates ending July 1, 2015, 6.73% fixed rate	$272,776	$309,035
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, continues in default	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% fixed rate (2)	1,257,629	1,347,051
Notes payable collateralized by equipment due in monthly installments from December 9, 2014 to August 25, 2018, various rates from 4.25% to 15.05% (3)	2,905,137	4,674,817
Note payable collateralized by real estate due in monthly installments though December 28, 2032, 4.25% variable rate	1,046,192	1,083,886
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	1,237,500	1,787,500
Promissory notes assumed in acquisition secured by accounts receivable, inventory and equipment due on demand, maturing January 25, 2013 and February 10, 2013, 7% fixed rate, which have now been settled	-	979,863
Note payable collateralized by real estate due in monthly installments, maturing September 1, 2026, 6% variable rate	40,932	42,786
Notes payable assumed in acquisition collateralized by equipment due in monthly installments, maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	82,601	257,176
Notes payable assumed in acquisition collateralized by equipment due in monthly capital lease installments, maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08% (1)	427,959	807,376
Note payable collateralized by property and equipment due in monthly installments, maturing September 13, 2023, 3.25% variable rate	980,848	1,076,468
Promissory note to related party interest and principal due March 31, 2015, 13% fixed rate	130,000	1,382,341
Notes payable for MAG TankTM financing in 2013, including $200 thousand to related parties, with interest due on the first of each month, maturing on various dates from November 14, 2014 to December 19, 2014, 15% fixed rate	1,510,000	1,443,652
Notes payable for MAG TankTM financing in 2014 with interest due on the first of each month, maturing on February 28, 2015 and March 14, 2015, 15% fixed rate	1,128,025	-
	11,109,599	15,281,951
Less: current portion	(5,254,915)	(7,226,951)
Total long-term debt	$5,854,684	$8,055,000

(1)

The 2013 balance includes notes classified as liabilities associated with assets held for sale of which $170 thousand is current and $67 thousand is long term. There were not any notes classified as liabilities associated with assets held for sale as of December 31, 2014.

(2)

Note includes debt covenants for which we were not in compliance at both December 31, 2014 and December 31, 2013. The lender waived the default provisions related to our non-compliance for both years and additionally has given the Company a waiver for any non-compliance for the next measurement period, December 31 2015.

(3)

Includes notes that contained debt covenants for which we were not in compliance at December 31, 2013. The lender waived the default provisions related to our non-compliance as of December 31, 2013. We were in compliance with the covenant as of December 31, 2014.

The following table presents the approximate annual maturities of debt and capital lease obligations as of December 31, 2014:

2015	$5,254,915
2016	2,028,974
2017	2,038,417
2018	312,002
2019	162,163
Thereafter	1,313,128
$11,109,599

Debt Covenants

The terms of the Company’s obligations with two financial institutions collateralized by equipment and real estate require the Company to comply, on an annual basis, with specific financial covenants including a debt service coverage ratio. The Company is required by the two financial institutions to maintain a ratio of debt service coverage equal to or in excess of 1.3 to 1.0 and 1.0 to 1.0, respectively. The respective ratios are calculated as the ratio of adjusted net income as defined by the specific covenants to required principal and interest payments on indebtedness. The Company was not in compliance with certain existing debt covenants contained in our secured debt agreements as of December 31, 2013. We obtained waivers from two of our lenders for the non-compliance in our debt covenants for the year ended December 31, 2013, and for an additional grace period for the year ending December 31, 2014 from one of the lenders. We were not in compliance with one of the same debt covenants at December 31, 2014. We obtained a waiver from the lender for both December 31, 2014 and December 31, 2015.

Notes Payable

During both 2013 and 2014, we entered into various premium finance agreements to finance certain insurance premiums. The combined amount financed under these agreements was $831 thousand for 2013 and $713 thousand for 2014. The agreements bear interest at rates ranging from 5% to 6.5% for 2013 and from 3.6% to 6.5% for 2014 and are due in monthly installments for one year.

On March 13, 2013, we entered into a note payable with a bank in the amount of $750 thousand, collateralized by property and equipment, which included an additional $350 thousand of borrowing capacity for construction and refurbishment purposes. The note has a variable interest rate based on the prime rate of the 10 largest U.S. banks and was 3.25% at year-end 2013 and 2014. Monthly interest and principal payments of $11 thousand are required, and the note matures on September 13, 2023. The $350 thousand borrowing capacity was fully utilized during 2013.

 On July 25, 2013, we entered into a note payable with a bank in the amount of $1.07 million for the purchase of water hauling trucks. The note has a variable interest rate of one month LIBOR plus 4%, with interest and principal payments of $19 thousand and matures on August 25, 2018.

On November 1, 2013, we entered into a note payable with a financing company in the amount of $30 thousand for the purchase of a pick-up truck. The note has an interest rate of 5.24%, with principal and interest payable monthly to the maturity date of November 24, 2016.

In the fourth quarter of 2013, the Company closed on the private placement of approximately $1.5 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 134,211 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. 116,435 of these warrants were issued to third parties in association with $1.3 million of the notes, which have a debt discount of $66 thousand and an interest rate of 15%. The net proceeds of the placement are intended to fund MAG Panel™ inventory. The Company was unable to repay these notes when due at November, 2014, and they were in default at December 31, 2014. In the first quarter of 2015, the Company reached a new agreement with the holders of $1.2 million of promissory notes issued in connection with the financing of the production of MAG Tanks to extend the notes for an additional one year period from the original maturity date. The amended notes provide for payments of interest only at an annual rate of 15% through August 14, 2015, and will be fully amortized for the remainder of the extended notes. Additionally, the Company converted the remaining principal amount of its promissory notes to three non-affiliated holders into common shares based upon the closing price of the Company’s closing stock on the day prior to their election. The principal amount of $300 thousand was converted to 420,577 shares of common stock.

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

Notes Payable to Related Parties

During the year ended December 31, 2013, the Company borrowed an additional $1.5 million under a promissory note due to the Company’s Chairman and Interim Chief Executive Officer. As of December 31, 2014, there is $1.9 million available under this facility. Interest for this note was $109 thousand for the year ended December 31, 2014 and $10 thousand for the year ended December 31, 2013. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum. The letter of financial support associated with this note has been extended through June 30, 2016.

As part of the $1.5 million MAG Tank financing, two officers of the Company comprised $200 thousand of the notes and 17,776 of the warrants issued. Interest on the MAG Tank loans for the officers was $30 thousand and $2 thousand for the years ended December 31, 2014 and December 31, 2013, respectively. The net proceeds of the placement are intended to fund MAG Panel™ inventory. The notes were in default on December 31, 2014. On January 23, 2015, the Company converted the principal amount of these promissory notes issued to two officers of the Company to common equity. The total principal amount of $200 thousand was converted for 322,580 shares of common stock.

Convertible Promissory Note Payable to Related Party

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter, a related party through our Chairman, as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137.5 thousand per quarter. Interest expense related to this note was $151 thousand and $205 thousand for the years ended December 31, 2014 and December 31, 2013, respectively. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share.

NOTE 9. INCOME TAXES

The total provision for income taxes consists of the following:

	2014	2013
	(in thousands)
Current Taxes:
Federal	$—	$—
State	8	7
Deferred
Federal	—	—
State	—	—

	$8	$7

At December 31, 2014, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carry-forward for regular tax purposes of approximately $76 million which expires in varying amounts during the tax years 2027 through 2034. No provision for federal income tax benefit is reflected on the statement of operations for the year ended December 31, 2014 because we are uncertain as to our ability to utilize our NOL in the future.

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

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2014 and 2013, to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	2014	2013
	(in thousands)
Statutory tax expense (benefit)	$(2,297)	$(842)
State income tax	8	7
Change in valuation allowance	2,216	804
Effect of permanent differences and other
Interest expense disallowed for tax	3	3
Effect of other permanent differences	78	35
Total Tax Expense	$8	$7

The components of our deferred income taxes were as follows for the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryover	$25,499	$23,569
Capital loss carryover	---	77
Charitable contributions carryover	2	---
Share based compensation	7,560	6,890
Property and equipment	3,232	2,854
Goodwill	---	888
Deferred book liabilities	583	381
Total net deferred tax assets	36,876	34,659
Less valuation allowances	(36,876)	(34,659)
Net deferred tax assets	$—	$—

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at December 31, 2014 and 2013.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2014 and 2013, we did not recognize any interest or penalties in our consolidated statement of operations, nor did we have any interest or penalties accrued in our consolidated balance sheet at December 31, 2014 and 2013 relating to unrecognized tax benefits.

The tax years 2011-2014 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The tax years 2010-2014 remain open for the Texas Margin tax.

The goodwill originally recorded and which was attributable to the acquisition of White Top and Blackwater would have been amortized over 15 years for tax purposes. The goodwill was subsequently fully impaired on the financial statements and was deducted for tax tables when the properties were sold in 2014.

NOTE 10. STOCKHOLDERS’ EQUITY

The following table reflects changes in shares of our outstanding preferred stock, common stock, and treasury stock during the periods reflected in our financial statements:

	Preferred Stock	Common Stock	Treasury Stock	KSOP
BALANCE, JANUARY 1, 2013	1,561,144	33,120,483	1	15,200
Issued shares of Series C Preferred Stock in public offering	265,436	-	-	-
Issued shares of common stock upon exercise of warrants	-	12,500	-	-
Issued shares of common stock upon exercise of stock options	-	100,000	-	-
Issued shares of common stock in public offering	-	221,946	-	-
Issued shares for share based payments	-	150,835	-	-
Issued shares of common stock for stock compensation	-	116,771	-	-
Issued shares of Series C Preferred Stock in private placement	181,786	-	-	-
Issued shares of KSOP	-	73,854	-	-
Adjustment of Series C Preferred Stock	(8,366)	-	-	-
Allocation of unearned shares in KSOP	-	-	-	(15,200)
Purchase of treasury stock	-	-	8,333	-
BALANCE, DECEMBER 31, 2013	2,000,000	33,796,389	8,334	-
Share based payments to officers	-	1,695,000	-	-
Share based payments to directors	-	70,726	-	-
Issued shares of common stock in public offering	-	284,046	-	-
Preferred stock received from settlement of lawsuits	(24,750)	-	-	-
BALANCE, DECEMBER 31, 2014	1,975,250	35,846,161	8,334	-

Preferred Stock

The Company’s books reflected 2,000,000 shares of 10% Series C Cumulative Preferred Stock at December 31, 2013. During the second quarter of 2014, the Company settled multiple lawsuits related to the White Top and Blackwater acquisitions. As part of the settlement, the individuals who sold us those companies agreed to return 24,750 shares of Series C Preferred Stock that were originally transferred to the sellers as part of the purchase price consideration. The return of this stock resulted in a gain to the Company of $677 thousand, which is included in discontinued operations. As a result of the return of this stock, the Company currently reflects 1,975,250 shares of Series C Preferred shares on its books. The Company has authorized 2,000,000 shares of its 10% Series C Preferred Stock in its certificate of designation for such preferred stock.

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of December 31, 2014. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

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

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration will allow for the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150 million. In the fourth quarter of 2014, the Company issued common stock under the new registration statement. The net cash proceeds received upon issuance of 284,046 shares of these securities was approximately $232 thousand through our ATM facility.

Treasury Stock

During the year ended December 31, 2013, the Company purchased 8,333 shares of common stock from an officer of the Company for $9 thousand based on the market closing price on the day of the transaction. The stock is being held by the Company as treasury stock.

Common Stock Warrants

The following is a summary of warrant activity for the two years ended December 31, 2014 and 2013.

	2014			2013
	Shares	Weighted Average Exercise Price	Weighted Average Expected Life	Shares	Weighted Average Exercise Price	Weighted Average Expected Life
Outstanding - Beginning of Period	3,531,631	$1.98	0.78	3,020,000	$2.01	1.08
Granted	100,879	$2.25	4.16	524,131	$1.79	4.81
Exercised	-			(12,500)	$1.50
Expired	(3,007,500)	$2.01		-	$-
Outstanding - End of Period	625,010	$1.87	3.86	3,531,631	$1.98	0.78
Exercisable - End of Period	625,010	$1.87	3.86	3,531,631	$1.98	0.78

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

Employee Benefit Plans

The Company sponsors a defined contribution 401KSOP plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Under this plan, the Company matches a percentage of the participants’ contributions up to a specified amount and also makes a profit sharing contribution up to the maximum amount allowed by law. The Company has, in the past, made this contributions in Company stock rather than cash. Total expenses related to the plan were $581 thousand and $142 thousand for the years ended December 31, 2014 and 2013, respectively. A similar amount has been accrued on the Company’s books for 2014, but the calculated contributions for the 2014 grant have not been completed.

NOTE 11. CONVERTIBLE SECURITIES

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into FASB ASC 815, Derivatives and Hedging (“ASC 815”). The Company had current derivative liabilities resulting from the antidilutive features on its common stock warrants, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock. The estimated fair value of the convertible securities liability was revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations. All warrants with anti-dilutive features have expired as of December 31, 2014.

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

On February 1, 2013, the Board of Directors approved the Company’s 2013 Long-Term Incentive Compensation Plan. This Plan provides for equity incentives to be granted to employees, officers or directors of the Company as well as key advisors or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares on the date of grant, stock appreciation rights, restricted stock awards, stock bonus awards, other stock-based awards, or any combination of the foregoing. A maximum of 7,000,000 shares of Common Stock were authorized for issuance under the Incentive Plan. This Plan received stockholder approval at a Special Meeting of Stockholders which occurred on May 8, 2013. As of December 31, 2014, this Plan had 2,322,500 securities remaining for future issuance.

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

On December 15, 2014, a total of 512,500 options previously canceled were re-issued.

On December 23, 2014, our Board of Directors approved the granting of 905,000 options of the Company’s common stock to certain members of management under the 2013 Long-Term Incentive Plan. The options have a ten year life and an exercise price of $0.60 per share. The options vest in equal amounts over a three year period beginning one year from the date of grant.

We recorded share based compensation of approximately $2.0 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively, related to vesting of employee common stock options.

As of December 31, 2014 and December 31, 2013, there were $1.4 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested shares associated with stock options which will be recognized over weighted-average periods of 1.70 years and 2.00 years, respectively. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

We estimated the fair value of each stock based grant using the Black-Scholes option pricing method for service and performance based options. The weighted average values for options issued for the year ended December 31, 2014 are as follows:

	2014	2013
Number of options issued	4,200,000	2,637,400
Weighted average stock price	$0.99	$1.40
Weighted average exercise price	$0.99	$1.40
Weighted average expected life of options (a)	6.00	6.00
Weighted average expected volatility (b)	65%	67%
Weighted average risk-free interest rate	1.84%	1.30%
Expected annual dividend per share	-	-
Weighted average fair value of each option	$0.59	$0.85

(a)	The options have a life of ten years.
(b)

The expected volatility of our common stock was estimated using an average of volatilities of publicly traded companies in similar energy businesses. This also approximates the Company’s five year historical volatility.

The following is a summary of stock option activity during the years ended December 31, 2014 and 2013.

	2014			2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000s)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000s)
Outstanding - Beginning of Period	12,173,255	$3.83	$530	10,827,165	$4.71	$1,571
Granted	4,200,000	0.99	109	2,637,400	1.40	-
Exercised	-	-	-	(100,000)	0.97	-
Cancelled	(1,460,602)	1.15	-	(1,191,310)	1.61	-
Outstanding - End of Period	14,912,653	3.29	109	12,173,255	3.83	530
Exercisable - End of Period	11,388,109	$3.97	$-	8,450,046	$4.93	$352

*	The Aggregate Intrinsic Value was calculated using the December 31, 2014 and 2013 closing stock price of $0.72 and $1.16, respectively.

The following is a summary of stock options outstanding at December 31, 2014:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Exercisable Options
$0.60 - $1.00	4,501,665	8.19	2,886,665
$1.01 - $1.20	1,245,000	8.46	418,333
$1.21 - $1.55	512,500	7.97	216,666
$1.56 - $1.75	2,497,329	7.91	1,735,286
$1.76 - $2.00	1,765,667	4.70	1,740,667
$2.01 - $10.00	3,490,332	2.41	3,490,332
$10.01 - $15.00	43,999	3.15	43,999
$15.01 - $18.00	36,667	3.14	36,667
$18.01 - $20.00	792,828	3.12	792,828
$20.01 - $22.75	26,666	3.38	26,666
	14,912,653		11,388,109

 Share Awards

During 2013, the shareholders approved a grant of 116,771 shares of common stock to the nonemployee members of the Board of Directors in lieu of receiving cash for their fees for the last quarter of 2012 and the first nine months of 2013. These common shares vested immediately and were valued as of the grant dates.

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

On December 19, 2014, the shareholders approved a grant of 70,726 shares of common stock to the nonemployee members of the Board of Directors in lieu of receiving cash for their fees for the last quarter of 2013 and the first six months of 2014. These common shares vested immediately and were valued as of the grant dates. These shares were not issued as of December 31, 2014, but are included in weighted average basic shares outstanding as of December 31, 2014. The shares had a total value of $88 thousand based on the following:

●	The 32,328 shares for the fourth quarter 2013 were valued at $1.16 per share for a total grant of $38 thousand.

●	The 25,772 shares for the first quarter 2014 were valued at $0.97 per share for a total grant of $25 thousand.

●	The 12,626 shares for the second quarter 2014 were valued at $1.98 per share for a total grant of $25 thousand.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Officers’ Benefits

On April 25, 2014, our Board of Directors approved certain officers of the Company to receive benefits pursuant to a change in control in accordance with their job descriptions and responsibilities to the Company, ranging from one year annual salary payment to three years annual salary payment.

Leases

The Company rents property, equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $1.3 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more were as follows as of December 31, 2014:

2015	$395,171
2016	261,186
2017	147,186
2018	111,186
2019	111,186
Thereafter	543,498
$1,569,413

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

Jose Torres, et al. v. GreenHunter Resources, Inc. and GreenHunter Water, LLC, in the County Court at Law # 1, Nueces County, Texas, Cause No. 2013-CCU-62314-1. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, was killed on December 17, 2013 while working inside a tanker truck on the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to its insurance carriers for coverage. The Company is in the process of answering the lawsuit.

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

Hunt Guillot and Associates v. GreenHunter Hydrocarbons, LLC, et al., in the Court of Common Pleas of Alleghaney, PA, Case No. GD15-821. Plaintiff sued Defendants for breach of contract regarding the payment of engineering and construction management services related to the engineering and construction of two condensate plants. Defendants have responded to the lawsuit and have begun discovery in this matter.

Quality Lease Rental Service LLC v. GreenHunter Water, LLC. In the 23rd Judicial District in the District Court of Wharton County, Texas, Cause No. 48051 .Plaintiff brought suit against defendant for damages for failure to pay for certain equipment services. The Company is in the process of answering the lawsuit. The Company believes this case has no merit.

White Top and Blackwater Related . During the second quarter of 2014, we settled multiple lawsuits related to the White Top and Blackwater acquisitions. These lawsuits included a lawsuit filed by the Company against the sellers seeking injunctive relief to force the defendants to turn over certain assets in their possession, as well as for breach of equity purchase agreements, statutory fraud and common fraud. A certain bank sued the Company demanding payment of $1.0 million plus accrued interest for promissory notes owed to the bank by White Top and Blackwater. As part of the settlement agreement, the bank agreed to unconditionally release the Company from any further liability to the bank, and the Company agreed to make a $50 thousand payment to the bank. The settlement agreement also required the sellers to return 32,750 Series C Preferred Stock given to them as part of the original purchase price. Settlement of these lawsuits resulted in a gain of approximately $1.9 million, which is included in discontinued operations on the Statement of Operations.

NOTE 14. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and December 31, 2013, we earned revenue for the respective services from the following companies, which are all wholly-owned subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder.

●	Alpha Hunter Drilling, Inc. for contract services and environmental services (2014 only)

●	Eureka Hunter Pipeline, LLC for water disposal and transportation services

●	Shale Hunter, LLC for water storage tank rental, water disposal and transportation services

●	Triad Hunter, LLC for water storage tank and equipment rental, water disposal and transportation services, environmental services (2014 only), and MAG Tank™ purchase or rental

●	Virco, Inc. for water disposal and transportation services

As of December 18, 2014, Magnum Hunter Resources Corporation no longer held a controlling financial interest in Eureka Hunter Pipeline, LLC. Revenue from Eagle Ford Hunter, prior to its sale by Magnum Hunter Resources Corporation to an unaffiliated entity in April of 2013, was $978 thousand. Revenue from the affiliated companies totaled $6.5 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively. Accounts receivable for these entities totaled $769 thousand and $907 thousand at December 31, 2014 and December 31, 2013, respectively.

The Company had an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $113 thousand at December 31, 2014 for pilot expenses.

We paid for air travel services from a company owned by Mr. Evans of $15 thousand and $178 thousand for the years ended December 31, 2014 and 2013, respectively.

On February 17, 2012, the Company, through its wholly-owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, and GreenHunter Water, for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water. On December 22, 2014, Triad Hunter entered into an amendment of the agreement dated February 17, 2012 with GreenHunter Water that allowed Triad Hunter to secure long-term water disposal at reduced rates through December 31, 2019. On December 29, 2014, Triad Hunter made a prepayment of $1.0 million towards services to be provided under the amendment. GreenHunter Water will provide a 50% credit for all services until the prepayment amount is utilized in full, which is anticipated to occur in 2015.

During the year ended December 31, 2013, the Company borrowed an additional $1.5 million under a promissory note due to the Company’s Chairman and Interim Chief Executive Officer. As of December 31, 2014, there is $1.9 million available under this facility. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum. The letter of financial support associated with this note has been extended through June 30, 2016. In association with this loan, the Company issued 107,142 warrants with an exercise price of $0.01 to the Company’s Chairman. The warrants expire five years from the date of issue.

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

Total related party payables were $199 thousand and $134 thousand at December 31, 2014 and 2013, respectively.

NOTE 15. SEGMENT DATA

We currently have one reportable segment: Water Management. However, we previously had two reportable segments: Water Management and Biomass. We sold the Company’s remaining Biomass plant on March 16, 2015. We initially classified the Biomass assets as held for sale as of March 31, 2014, and have continued to classify the asset as held for sale as of December 31, 2014.

The total assets for the Company’s one reporting segment are the total assets less the assets held for sale on the balance sheet. The capital expenditures for the single segment are noted on the cash flow statement.

See Note 4 – Discontinued Operations and Assets Held for Sale for more information.

NOTE 16. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

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

Condensed consolidating guarantor financial information for GreenHunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of December 31, 2014 and December 31, 2013, and for the years ended December, 2014 and 2013, was as follows:

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of December 31, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$982,029	$5,845,243	$506,153	$-	$7,333,425
Intercompany accounts receivable	22,879,067	35,106	(22,914,173)	-	-
Property and equipment	2,051,636	20,121,388	4,466,618	460,637	27,100,279
Investment in subsidiaries	(7,401,968)	(2,562,993)	29,732,837	(19,767,876)	-
Other assets	8,217	10,936	-	-	19,153
Total Assets	$18,518,981	$23,449,680	$11,791,435	$(19,307,239)	$34,452,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$28,588,224	$10,161,391	$(21,195,187)	$-	$17,554,428
Intercompany accounts payable	(22,879,067)	(35,106)	22,914,173	-	-
Long-term liabilities	2,859,545	3,417,763	670,842	-	6,948,150
Stockholders' equity	9,950,279	9,905,632	9,401,607	(19,307,239)	9,950,279
Total Liabilities and Stockholders' Equity	$18,518,981	$23,449,680	$11,791,435	$(19,307,239)	$34,452,857

	As of December 31, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$1,949,764	$7,442,231	$1,634,579	$(118,900)	$10,907,674
Intercompany accounts receivable	33,719,606	625,988	(34,345,594)	-	-
Property and equipment	2,167,251	14,402,410	16,033,258	4,389,429	36,992,348
Investment in subsidiaries	(10,321,732)	(5,237,887)	30,053,502	(14,493,883)	-
Other assets	64,842	60,936	-	-	125,778
Total Assets	$27,579,731	$17,293,678	$13,375,745	$(10,223,354)	$48,025,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$39,368,424	$12,580,854	$(31,354,033)	$-	$20,595,245
Intercompany accounts payable	(33,719,606)	(625,988)	34,345,594	-	-
Long-term liabilities	3,574,506	4,517,062	982,580	-	9,074,148
Stockholders' equity	18,356,407	821,750	9,401,604	(10,223,354)	18,356,407
Total Liabilities and Stockholders' Equity	$27,579,731	$17,293,678	$13,375,745	$(10,223,354)	$48,025,800

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the Year Ended December 31, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$35,636,175	$-	$(8,514,537)	$27,121,638
Expenses	9,666,562	33,738,257	85,045	(9,030,166)	34,459,698
Income (loss) from continuing operations before equity in net income of subsidiaries	(9,666,562)	1,897,918	(85,045)	515,629	(7,338,060)
Equity in net income of subsidiaries	2,919,758	(1,897,918)	(506,211)	(515,629)	-
Loss from continuing operations before tax	(6,746,804)	-	(591,256)	-	(7,338,060)
Income tax expense	(8,000)	-	-	-	(8,000)
Loss from continuing operations	(6,754,804)	-	(591,256)	-	(7,346,060)
Income from discontinued operations, net of tax	-	-	591,256	-	591,256
Net loss	(6,754,804)	-	-	-	(6,754,804)
Dividends on preferred stock	(4,969,060)	-	-	-	(4,969,060)
Net loss to common stockholders	$(11,723,864)	$-	$-	$-	$(11,723,864)

	For the Year Ended December 31, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$33,423,682	$2,781	$(7,689,006)	$25,737,457
Expenses	4,285,769	31,824,662	89,855	(7,150,650)	29,049,636
Income (loss) from continuing operations before equity in net income of subsidiaries	(4,285,769)	1,599,020	(87,074)	(538,356)	(3,312,179)
Equity in net income of subsidiaries	(5,629,731)	(1,599,020)	6,690,395	538,356	-
Income (loss) from continuing operations before tax	(9,915,500)	-	6,603,321	-	(3,312,179)
Income tax expense	(7,000)	-	-	-	(7,000)
Income (loss) from continuing operations	(9,922,500)	-	6,603,321	-	(3,319,179)
Loss from discontinued operations, net of tax	-	-	(6,603,321)	-	(6,603,321)
Net loss	(9,922,500)	-	-	-	(9,922,500)
Dividends on preferred stock	(4,587,285)	-	-	-	(4,587,285)
Net loss to common stockholders	$(14,509,785)	$-	$-	$-	$(14,509,785)

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

	For the Year Ended December 31, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$4,639,457	$4,427,580	$(10,517,325)	$515,628	$(934,660)
Cash flow from investing activities	(96,662)	(2,284,470)	10,928,106	(515,628)	8,031,346
Cash flow from financing activities	(5,682,083)	(1,865,302)	(455,879)	-	(8,003,264)
CHANGE IN CASH	(1,139,288)	277,808	(45,098)	-	(906,578)
CASH, beginning of period	1,480,942	(223,183)	45,098	-	1,302,857
CASH, end of period	$341,654	$54,625	$-	$-	$396,279

	For the Year Ended December 31, 2013
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$(7,952,678)	$4,916,134	$1,638,905	$-	$(1,397,639)
Cash flow from investing activities	(10,000)	(4,422,491)	(842,052)	-	(5,274,543)
Cash flow from financing activities	6,395,278	611,230	(797,111)	-	6,209,397
CHANGE IN CASH	(1,567,400)	1,104,873	(258)	-	(462,785)
CASH, beginning of period	3,048,315	(1,328,059)	45,386	-	1,765,642
CASH, end of period	$1,480,915	$(223,186)	$45,128	$-	$1,302,857

NOTE 17. SUBSEQUENT EVENTS

In January and February of 2015, the Company issued and sold common stock with gross proceeds totaling $2.2 million, which included the following transactions:

●

An aggregate of 3,333,334 shares of the Company’s common stock and warrants to purchase up to an additional 1,166,667 shares of the Company’s common stock at a price of $0.60 per unit. Each unit consists of one share and one warrant. The warrants entitle the holder to purchase shares of the Company’s common stock at an initial exercise price of $0.81 per share, are immediately exercisable and expire on the third anniversary of the date of issuance. The Company received $2.0 million in proceeds from the offering, not including any proceeds from future exercises of the warrants and not taking into account placement agent fees and other offering expenses. The Company engaged MLV & Co. LLC (“MLV”) as its exclusive placement agent in connection with the offering and paid MLV a commission consisting of 6% of the aggregate gross proceeds received by the Company from the sale of the securities, plus certain costs and expenses not to exceed $15 thousand.

●	An aggregate of 246,100 shares issued under the ATM for a gross amount of $200 thousand

On January 23, 2015, the Company converted the principal amount of certain promissory notes due to two officers of the Company (one of which is Gary C. Evans, our Chairman and Interim CEO) issued in connection with the financing of the production of MAG Tanks to common equity. The total principal amount converted was $200 thousand for 322,580 shares.

In the first quarter of 2015, the Company reached a new agreement with the holders of $1.2 million of promissory notes issued in connection with the financing of the production of MAG Tanks to extend the notes for an additional one year period from the original maturity date. The amended notes provide for payments of interest only at an annual rate of 15% through August 14, 2015, and will be fully amortized for the remainder of the extended notes.

In March of 2015, the Company offered to convert the principal amount of its promissory notes issued in connection with the financing of the production of MAG Tanks to common equity to any existing holder of such promissory notes. Three non-affiliated holders elected to convert the principal amount of their promissory note from the Company into common shares based upon the closing price of the Company’s closing stock on the day prior to their election. The total principal amount converted was $300 thousand for 420,577 shares.

On March 16, 2015, the Company’s wholly-owned subsidiary, GreenHunter Mesquite Lake, LLC, sold for cash consideration of $2.0 million to ML Energy Park, LLC its Mesquite Lake Resource Recovery Facility located in Imperial County, California pursuant to an asset purchase agreement.

On April 14, 2015, as compensation for Mr. Evans' continuing to provide credit support to the Company in the amount of $2.0 million through June 30, 2016, the Board authorized Mr. Evans to receive a restricted stock grant in the amount of 1,000,000 shares, subject to shareholder approval.

On April 15, 2015, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16.0 million to finance capital projects planned for 2015. The initial tranche of loan proceeds will be in the principal amount of $13.0 million, subject to customary conditions, with an additional tranche of up to $3.0 million of principal available at the request of the borrower and subject to certain conditions. These notes have a three year maturity and bear interest at an annual rate of 9%. The principal balance amortizes at 1/60th of the original principal amount per month plus accrued but unpaid interest with the balance due at maturity. The agreement provides for an equity kicker via royalty payments to the lender of $0.10 per barrel for all of the Company’s disposal facilities subject to certain limitations and a fixed expiration date.

(b) Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3.1	Amendment to Bylaws (Incorporated by reference to the Company’s DEF 14A Proxy Statement filed September 3, 2009

4.1	Form of Warrant Agreement by and between the Company and purchasers of securities, dated November 14, 2013 (Incorporated by reference to the Company’s Form 8-K, dated November 19, 2013)

4.2	Form of Warrant Agreement by and between the Company and purchasers of securities, dated September 19, 2013 (Incorporated by reference to the Company’s Form 8-K, dated September 24, 2013)

4.3	Form of Warrant Agreement between the Company and Gary C. Evans, dated December 12, 2013 (Incorporated by reference to the Company’s Form 8-K, dated December 12, 2013)

4.4	Form of Warrant Agreement by and between the Company and purchasers of securities, dated February 28, 2014 (Incorporated by reference to the Company’s Form 8-K, dated February 28, 2014)

4.5	Amended and Restated Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated April 25, 2012)

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

21.1 †	List of Subsidiaries

23.1 †	Consent of BDO USA, LLP

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHunter Resources, Inc.

Date: April 15, 2015	By:	/s/ Gary C. Evans
Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Evans	Chairman and Interim Chief Executive Officer	April 15, 2015
Gary C. Evans

/s/ Kirk J. Trosclair	Executive Vice President and Chief Operating Officer	April 15, 2015
Kirk J. Trosclair

/s/ Morgan F. Johnston	Sr. Vice President, General Counsel and Secretary	April 15, 2015
Morgan F. Johnston

/s/ Ronald T. McClung	Sr. Vice President and Chief Financial Officer	April 15, 2015
Ronald T. McClung

/s/ Roy E. Easley	Director	April 15, 2015
Roy E. Easley

/s/ Julie E. Silcock	Director	April 15, 2015
Julie E. Silcock

/s/ Ronald H. Walker	Director	April 15, 2015
Ronald H. Walker