Form 10-Q
period 2015-03-31
GreenHunter Resources, Inc.
filed 2015-05-15
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015 there were 40,632,998 shares of the registrant’s common stock ($0.001 par value) outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.       Financial Statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		Pro Forma
	March 31, 2015	March 31, 2015	December 31, 2014
		(See Footnote 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$421,297	$10,176,780	$396,279
Restricted cash	132,997	132,997	132,663
Accounts receivable, net of allowance of $637,480 and $380,280, respectively	2,388,146	2,388,146	3,683,589
Related party accounts receivable, no allowance considered necessary	1,042,232	1,042,232	768,504
MAG Tank™ inventory	1,476,259	1,476,259	1,620,990
Prepaid insurance	218,081	218,081	462,026
Other current assets	79,448	79,448	269,374
Total current assets	5,758,460	15,513,943	7,333,425
PROPERTY AND EQUIPMENT:
Property and equipment, net	23,795,284	23,795,284	24,100,277
Assets held for sale	842,729	842,729	3,000,002
Net property and equipment	24,638,013	24,638,013	27,100,279
OTHER ASSETS:
Other non-current assets	60,936	$1,164,571	19,153
Total assets	$30,457,409	$41,316,527	$34,452,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$4,425,221	$3,413,554	$5,254,915
Accounts payable and accrued liabilities	9,152,963	9,152,963	12,000,246
Accounts payable to a related party	83,658	83,658	199,167
Liabilities associated with assets held for sale	100,100	100,100	100,100
Total current liabilities	13,761,942	12,750,275	17,554,428
NON-CURRENT LIABILITIES:
Notes payable, less current portion	5,319,026	17,235,693	5,854,684
Asset retirement obligation	960,811	960,811	933,891
Liabilities associated with assets held for sale	164,175	164,175	159,575
Total liabilities	20,205,954	31,110,954	24,502,578
COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)
STOCKHOLDERS’ EQUITY:
Series C Preferred Stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 1,975,250 issued and outstanding and liquidation preference of $49,381,250 at March 31, 2015, and 2,000,000 authorized shares, 1,975,250 issued and outstanding and liquidation preference of $49,381,250 at December 31, 2014	39,710,764	39,710,764	39,710,764
Common stock, $.001 par value, 90,000,000 shares authorized, 40,641,332 issued and 40,632,998 outstanding at March 31, 2015, and 35,846,161 issued and 35,837,827 outstanding at December 31, 2014	40,641	40,641	35,846
Additional paid-in capital	125,794,197	125,794,197	122,802,350
Accumulated deficit	(155,284,998)	(155,330,880)	(152,589,532)
Treasury stock, at cost, 8,334 shares at both dates	(9,149)	(9,149)	(9,149)
Total stockholders’ equity	10,251,455	10,205,573	9,950,279
Total liabilities and stockholders’ equity	$30,457,409	$41,316,527	$34,452,857

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended March 31,
	2015	2014
REVENUES:
Water disposal revenue	$3,124,111	$3,683,862
Transportation revenue	1,661,524	3,434,494
Environmental services revenue	27,573	-
MAG Tank™ revenue	125,176	800,000
Skim oil revenue	77,633	340,219
Storage rental revenue and other	131,102	219,962
Total revenues	5,147,119	8,478,537
COST OF GOODS AND SERVICES PROVIDED:
Direct cost of goods and services provided	3,395,859	6,029,635
Depreciation and accretion expense	820,580	763,984
Selling, general and administrative	2,156,385	2,450,519
(Gain) loss on sale of assets	(46,350)	56,228
Gain on settlements	(34,166)	-
Total costs and expenses	6,292,308	9,300,366
OPERATING LOSS	(1,145,189)	(821,829)
OTHER INCOME (EXPENSE):
Interest and other income	537	10,280
Interest expense	(224,358)	(446,951)
Total other expense	(223,821)	(436,671)
Net loss before taxes	(1,369,010)	(1,258,500)
Income tax expense	-	-
Loss from continuing operations	(1,369,010)	(1,258,500)
Loss from discontinued operations	(91,924)	(129,694)
Net loss	(1,460,934)	(1,388,194)
Preferred stock dividends	(1,234,532)	(1,249,999)
Net loss to common stockholders	$(2,695,466)	$(2,638,193)

Weighted average shares outstanding, basic and diluted	39,037,010	33,796,389
Net loss per share from continuing operations, basic & diluted	$(0.07)	$(0.08)
Net income (loss) per share from discontinued operations, basic & diluted	$(0.00)	$(0.00)
Net loss per share, basic & diluted	$(0.07)	$(0.08)

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2014 TO MARCH 31, 2015

	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
BALANCE, DECEMBER 31, 2014	$39,710,764	$35,846	$122,802,350	$(152,589,532)	$(9,149)	$9,950,279
Share based compensation	-	-	222,331	-	-	222,331
Issued shares of common stock in public offering	-	3,579	1,906,847	-	-	1,910,426
Issued shares of KSOP	-	473	363,414	-	-	363,887
Issued shares for conversion of promissory note	-	743	499,255	-	-	499,998
Dividends on preferred stock	-	-	-	(1,234,532)	-	(1,234,532)
Net loss	-	-	-	(1,460,934)	-	(1,460,934)
BALANCE, MARCH 31, 2015	$39,710,764	$40,641	$125,794,197	$(155,284,998)	$(9,149)	$10,251,455

 See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREEE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,460,934)	$(1,388,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	825,183	769,855
Amortization of deferred financing costs	8,217	-
Gain on sale of assets	(66,969)	(263,402)
Gain on settlement of payables	(34,166)	-
Non-cash stock-based compensation	420,370	369,409
Amortization of debt discount	6,973	140,867
Changes in operating assets and liabilities:
Accounts receivable	1,242,305	2,942,811
Related party accounts receivable	(273,728)	(581,469)
Inventory	144,731	(714,411)
Prepaid expenses and other current assets	433,871	618,555
Accounts payable and accrued liabilities	(1,257,542)	(568,883)
Related party accounts payable	(115,509)	(53,290)
Net cash used in operating activities	(127,198)	1,271,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,017,317)	(520,508)
Proceeds from sale of assets	1,416,300	1,844,282
Change in restricted cash	(334)	(132,000)
Net cash provided by investing activities	398,649	1,191,774

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	1,910,426	-
Proceeds from notes payable	-	1,193,642
Payment of deferred financing costs	(50,000)	-
Payment of notes payable	(872,327)	(979,834)
Preferred stock dividends paid	(1,234,532)	(1,249,999)
Net cash used in financing activities	(246,433)	(1,036,191)

CHANGE IN CASH AND CASH EQUIVALENTS	25,018	1,427,431
CASH AND CASH EQUIVALENTS, beginning of period	396,279	1,302,857
CASH AND CASH EQUIVALENTS, end of period	$421,297	$2,730,288

Cash paid for interest	$282,931	$397,824

NON-CASH TRANSACTIONS:
Accrued capital costs	$1,812,218	$669,711
Notes receivable received in connection with sale of assets	$-	$5,250,000
KSOP shares	$363,887	$-
Converted debt to common stock	$499,998	$-

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

In this quarterly report on Form 10-Q, the words “GreenHunter Resources”, “company”, “we”, “our” and “us” refer to GreenHunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of March 31, 2015, the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, are unaudited. The December 31, 2014 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) as required by Regulation S-X, Rule 10-01 have been made to present fairly the financial position at March 31, 2015, and the results of operations for the three months ended March 31, 2015 and 2014, changes in stockholders’ equity for the three months ended March 31, 2015, and cash flows for the three month periods ended March 31, 2015 and 2014. Non-recurring adjustments based on generally accepted accounting principles for discontinued operations, assets held for sale, and liabilities associated with assets held for sale have also been made.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2014 Form 10-K. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the operating results that will occur for the full year.

The accompanying condensed consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

Pro Forma Condensed Consolidated Balance Sheet

The Company has included a pro forma condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of March 31, 2015 showing the effects of the funding of the first tranche, totaling $13 million, of the Company's new debt $16 million senior secured financing agreement that closed subsequent to March 31, 2015. This pro forma balance sheet is also unaudited.

As part of this transaction, the Company repaid approximately $2.1 million of notes payable associated with its MAG Tanks, which is effected in the pro forma condensed consolidated balance sheet as of March 31, 2015.

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

Inventories

Inventory consists of MAG Tank™ panels and is stated at the lower of cost or market. We impair the carrying value of our inventory for discontinued, obsolete, excess and damaged inventory. This impairment is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of future demand, targeted inventory turn rates, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory impairments may be required and, in the event of a major change in strategy or downturn in market conditions, such impairments could be significant. We had no impairment charges for inventory for the three months ended March 31, 2015 and 2014, respectively.

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

Impairment of Asset Value

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. We recorded $1.1 million for impairment for our Oklahoma disposal wells in the second half of 2014, which are classified as held for sale as of March 31, 2015.

Repairs and Maintenance

We charge the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to cost of goods and services expenses as these costs are incurred.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Accounting Standards Codification 718 (ASC 718 “Compensation – Stock Compensation”) which requires companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model for service and performance based awards. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals. See Note 9 for additional information on our stock-based compensation.

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

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value based on a Level 3 fair value measurement. The Company had no assets or liabilities that are being re-measured at fair value at either March 31, 2015 or December 31, 2014.

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

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the three months ended March 31, 2015 and 2014, as their effects would have been anti-dilutive.

	March 31,
	2015	2014
Stock options	14,441,169	12,182,855
Warrants	1,791,677	625,010
Convertible debentures	138,358	90,882
Convertible promissory notes	495,000	660,000
Total	16,866,204	13,558,747

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of March 31, 2015 would be 70,544,643 common shares.

Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This guidance eliminates the requirement to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent, i.e., they should be separately presented as a component of income from continuing operations or disclosed in the footnotes. The requirements of this update are effective for periods beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and financial statement disclosures.

NOTE 2. LIQUIDITY

Current Plan to Fund Ongoing Operations

On April 15, 2015, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16.0 million to finance capital projects planned for 2015. The initial tranche of loan proceeds was a principal amount of $13.0 million and was funded on May 1, 2015 and has been reflected on a pro forma basis as of March 31, 2015, on the condensed consolidated balance sheets, with an additional tranche of up to $3.0 million of principal available at the request of the borrower and subject to certain conditions.

As of March 31, 2015, we had a working capital deficit of $8.0 million. We were not in compliance with a certain existing debt covenant contained in one of our secured debt agreements as of December 31, 2014. However, we did obtain a waiver from our lender for the non-compliance in our debt covenant for the years ending December 31, 2014 and December 31, 2015.

In late 2013, the Company decided to sell all of its disposal wells, properties and equipment located in South Texas and Oklahoma with the exception of a small amount of equipment that we moved to Appalachia and to discontinue operation in both of these areas in order to concentrate its efforts in the higher revenue region of Appalachia. We believe the Appalachian region represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas assets in 2014 and have ceased operations in South Texas. The remaining assets located in Oklahoma continue to be held for sale at March 31, 2015. The Company has recorded impairment of $1.1 million on these Oklahoma assets during the second half of 2014. The assets are being marketed at amounts equal to or in excess of their remaining net book value as of March 31, 2015. We expect to close on our remaining Oklahoma fixed assets during 2015. At that point, we intend to cease operating in Oklahoma.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman and Chief Executive Officer net $1.4 million on the loan. There was an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were repaid by the Company during the first quarter of 2015, leaving $2.0 million available under this facility. The credit facility has currently been extended until June 30, 2016.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration will allow for the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $1.9 million related to selling stock in early 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 246,100. The Company may opt to sell additional shares of stock during 2015 based upon financial need, market conditions and other factors.

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

Projects being funded by the new $16.0 million financing ($13 million of which has been funded) agreement would include, but are not limited to, the purchase of 10 DOT rated 407 trucks and trailers, the completion of the pipeline currently under construction at the Mills Hunter facility which is expected to be completed in early June of 2015, and the building out of infrastructure that will enable us to commence barging operations. We expect the new trucks will begin operating in July of 2015. The addition of new disposal well capacity and these new trucks, which are billable at rates in excess of traditional fluid hauling trucks, are expected to contribute significant cash flow to the Company’s operations in the last half of 2015. Any contribution to cash in 2015 from barging operations would be dependent upon completion of the required infrastructure, which would likely be late in 2015 at the earliest.

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

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months from May 15, 2015, the date these financial statements were issued, and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities, including the new wells now being completed at our Mills Hunter facility;

•	The expected sale of our remaining Oklahoma wells held for sale at March 31, 2015;

•	Letter of credit guarantee and other financial support from our Chairman;

•	The sale of debt or equity securities under a universal “shelf” registration statement; and

•

Up to $16.0 million in proceeds ($13 million of which has been funded) from capital project related senior secured financing which the Company entered into with private lenders on April 15, 2015, and the cash flow generated from projects funded by this financing.

Management believes that the above outlined steps we have taken to improve our working capital position will enhance the prospect of seeking additional capital through a number of different sources. Our ability to fund additional longer-term capital projects is largely dependent on the Company’s ability to secure this new capital. The Company has a debt covenant from one of its lenders for which it does not expect to be in compliance at December 31, 2015, the next measurement date. The lender has already waived any default for non-compliance with that covenant for December 31, 2015. Additionally, the Company was in default on its note to Triad Hunter at March 31, 2015 due to failure to make a scheduled note payment during the first quarter of 2015. The note payment was brought current and subsequently paid after March 31, 2015.

NOTE 3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In late 2013, we adopted a plan to sell all of our assets in South Texas and Oklahoma and discontinue our operations in these two geographical areas in order to concentrate 100% of our efforts in Appalachia. Based on this decision, the Company is continuing to negotiate with buyers for its three dormant disposal wells in Oklahoma and has either sold or moved to Appalachia all of its assets in South Texas and ceased operations in South Texas. We ceased depreciation of fixed assets held for sale in December 2013.

The remaining assets located in Oklahoma continue to be held for sale at March 31, 2015. The Company believes the amount for which it will be able to sell these assets is less than previously anticipated. The Company has also had to perform additional work on one of the wells to bring it to a saleable condition. As a result, the Company has recorded impairment of $1.1 million on these assets during the second half of 2014. These assets are being marketed at amounts equal to or in excess of their remaining net book value as of March 31, 2015. We expect to close on our remaining Oklahoma fixed assets during the second half of 2015. At that point, we intend to cease operating in Oklahoma.

On May 14, 2007, we acquired a biomass plant located in Southern California. The plant was owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. For multiple reasons, including economic, Management subsequently determined that development of this project was not practicable. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million, and recorded an impairment to write the asset down to that amount. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, Mesquite Lake entered an agreement to sell the Mesquite Lake Resource Recovery Facility and related real property (commonly referred to as the biomass project) to ML Energy Park, LLC for $2.0 million. The sale was closed on March 16, 2015. The buyer previously made an initial payment of $50 thousand as an earnest money deposit and continued to pay $50 thousand per month through February 2015. The non-refundable monthly payments, as well as the initial $25 thousand fee, were applied to the purchase. The previously reportable Biomass segment is being reported as part of discontinued operations.

The following represents selected items from the results of discontinued operations as of the dates indicated:

	For the Three Months Ended March 31,
	2015	2014
Revenue from discontinued operations	$-	$419,350
Gain loss on sale of assets	20,619	319,630
Net loss from discontinued operations before taxes	(91,924)	(129,694)
Income tax expense	-	-
Loss from discontinued operations	(91,924)	(129,694)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The following is a schedule of our property and equipment as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Land and improvements	$1,603,799	$1,603,799
Buildings	2,517,869	2,517,869
Water facilities and other property and equipment
Water disposal and handling facilities	12,971,030	12,929,428
Property and equipment not yet in service	4,038,224	4,156,530
Transportation equipment	7,848,806	7,847,948
Other equipment	2,804,497	2,255,672
Furniture, fixtures and other	709,283	697,442
Total facilities and other property and equipment	28,371,840	27,887,020
Total property and equipment	32,493,508	32,008,688
Less: Accumulated depreciation	(8,698,224)	(7,908,411)
Net property and equipment	$23,795,284	$24,100,277

Property and equipment are not subject to depreciation until construction is complete and the assets are placed in service. We ceased depreciation of the assets held for sale as of December 2013 when we committed to the plan to sell these assets.

NOTE 5. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s asset retirement obligation transactions during the three months ended March 31, 2015.

2015

Asset retirement obligation at beginning of period	$(1,193,566)
Liabilities incurred on new wells	-
Liabilities relieved on retirement of wells	-
Accretion expense	(31,519)
Asset retirement obligation at end of period	(1,225,085)
Less: current portion (1)	(100,100)
Non-current portion of asset retirement obligation (2)	$(1,124,985)

(1)	The total current portion of asset retirement obligation of $100 thousand at March 31, 2015 is associated with assets held for sale.

(2)	The non-current portion of asset retirement obligation at March 15, 2015 includes $164 thousand associated with assets held for sale.

NOTE 6. NOTES PAYABLE

Notes Payable at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Notes payable for insurance premiums due in monthly installments through various dates ending September, 2015, 6.73% fixed rate	$86,853	$272,776
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, continues in default	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% fixed rate (1)	1,234,784	1,257,629
Notes payable collateralized by equipment due in montly installments from December 9, 2014 to August 25, 2018, various rates from 4.25% to 15.05% (2)	2,507,276	2,905,137
Note payable collateralized by real estate due in monthly installments though December 28, 2032, 4.25% variable rate	1,036,361	1,046,192
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	1,237,500	1,237,500
Note payable collateralized by real estate due in monthly installments, maturing September 1, 2026, 6% variable rate	40,292	40,932
Note payable assumed in acquisition collateralized by equipment due in monthly installments, maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	70,041	82,601
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments, maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08%	389,616	427,959
Note payable collateralized by property and equipment due in monthly installments, maturing September 13, 2023, 3.25% variable rate	956,525	980,848
Promissory note to related party interest and principal due March 31, 2015, 13% fixed rate	-	130,001
Notes payable for MAG TankTM financing in 2013, including $200 thousand to related parties, with interest due on the first of each month,and amortizing over the last six months of the notes, maturing on various dates from November 14, 2015 to December 19, 2015, 15% fixed rate	1,110,000	1,510,000
Notes payable for MAG TankTM financing in 2014 with interest due on the first of each month and amortizing over the last six months of the loans, maturing on February 28, 2016 and March 14, 2016, 15% fixed rate	984,999	1,128,024
	9,744,247	11,109,599
Less: current portion	(4,425,221)	(5,254,915)
Total long-term debt	$5,319,026	$5,854,684

(1)

Note includes debt covenants for which we were not in compliance at December 31, 2014. The lender waived the default provisions related to our non-compliance for 2014 and as of the next measurement period, December 31, 2015.

(2)	Includes notes that contained debt covenants for which we were in compliance with the debt covenants at December 31, 2014 and expect to be in compliance going forward.

The following table presents the approximate annual maturities based on the calendar year of debt and capital lease obligations as of March 31, 2015:

2015	$3,231,678
2016	2,685,635
2017	2,038,463
2018	312,024
2019	162,159
Thereafter	1,314,288
$9,744,247

Debt Covenants

The terms of the Company’s obligations with two financial institutions collateralized by equipment and real estate require the Company to comply, on an annual basis, with specific financial covenants including a debt service coverage ratio. The Company is required by the two financial institutions to maintain a ratio of debt service coverage equal to or in excess of 1.3 to 1.0 and 1.0 to 1.0, respectively. The respective ratios are calculated as the ratio of adjusted net income as defined by the specific covenants to required principal and interest payments on indebtedness. We were not in compliance with a certain debt covenant related to the note payable collateralized by real estate at December 31, 2014. We obtained a waiver from the lender for both December 31, 2014 and December 31, 2015.

Additionally, the Company has three specific financial covenants related to the $16 million ($13 million drawn) senior secured financing agreement entered into on April 15, 2015, which includes certain financial ratios that are measured on a quarterly basis. The first of these covenants requires certain maximum ratios between the total outstanding principal balance of the Company’s debt to annualized adjusted net income as defined by the specific covenant starting at 4.0 to 1.0 at June 30, 2015 and decreasing quarterly over the following four quarters to 2.0 to 1.0 by June 30, 2016. The second of these covenants requires a minimum ratio of 1.5 to 1.0 beginning June 30, 2016 between the net book value of certain tangible assets owned by the Company as defined in the specific covenant to net debt, defined as the total principal balance of all debt less cash and cash equivalents. The third covenant requires a minimum ratio between adjusted net income as defined by the specific covenant when compared to certain fixed charges including cash taxes, cash dividends, and all principal and interest payments. The minimum ratio is 1.0 to 1.0 beginning on September 30, 2015 and increases to 1.2 to 1.0 by June 30, 2016.

Notes Payable

In the fourth quarter of 2013, the Company closed on the private placement of approximately $1.5 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 134,211 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. The $1.5 million in notes had a debt discount of $66 thousand and an interest rate of 15%. The net proceeds of the placement were used to fund MAG Panel™ inventory. The Company was unable to repay these notes when due at November, 2014, and they were in default at December 31, 2014. In the first quarter of 2015, the Company reached a new agreement with the holders of $1.1 million of the promissory notes issued in connection with the financing of the production of MAG Tanks to extend the notes for an additional one year period from the original maturity date. The amended notes provide for payments of interest only at an annual rate of 15% through August 14, 2015, and were to be fully amortized for the remainder of the extended notes. $50 thousand of the original $1.5 million in notes were paid in the first quarter of 2015 and the Company converted the remaining $350 thousand of its original promissory notes into common shares based upon the closing price of the Company’s closing stock on the day prior to the holder’s election. The remaining $1.1 million of notes payable at March 31, 2015 were paid in full subsequent to March 31, 2015.

In the first quarter of 2014, the Company closed on the private placement of approximately $1.1 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 100,879 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. The fair value of these warrants of approximately $42 thousand was recorded as a discount to the notes. The interest rate for the notes is 15%. The net proceeds of the placement funded additional MAG Panel™ inventory. The Company reached a new agreement with the holders of $985 thousand of the promissory notes issued in connection with the financing of the production of MAG Tanks to extend the notes for an additional one year period from the original maturity date. The amended notes provide for payments of interest only at an annual rate of 15% through August 14, 2015, and were to be fully amortized for the remainder of the extended notes. During the first quarter of 2015, the Company converted the remaining $150 thousand of its original promissory notes into common shares based upon the closing price of the Company’s closing stock on the day prior to the holder’s election. The remaining $985 thousand of notes payable at March 31, 2015 were paid in full subsequent to March 31, 2015.

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

Notes Payable to Related Parties

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman and Chief Executive Officer net $1.4 million on the loan. There was an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were repaid by the Company during the first quarter of 2015, leaving $2.0 million available under this facility. Interest for this note was $3 thousand for the three months ended March 31, 2015 and $49 thousand for the three months ended March 31, 2014. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum. The letter of financial support associated with this note has been extended through June 30, 2016.

As part of the $1.5 million MAG Tank financing, two officers of the Company comprised $200 thousand of the notes and 17,776 of the warrants issued. Interest on the MAG Tank loans for the officers was $2 thousand and $8 thousand for the three months ended March 31, 2015 and March 31, 2014, respectively. The net proceeds of the placement were intended to fund MAG Panel™ inventory. The notes were in default on December 31, 2014. On January 23, 2015, the Company converted the principal amount of these promissory notes issued to two officers of the Company to common equity. The total principal amount of $200 thousand was converted for 322,580 shares of common stock.

Convertible Promissory Note Payable to Related Party

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter, a related party through our Chairman, as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137.5 thousand per quarter. Interest expense related to this note was $31 thousand and $43 thousand for the three months ended March 31, 2015 and March 31, 2014, respectively. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. The payment due to Triad Hunter for the first quarter of 2015 was in default at March 31, 2015. The Company paid this payment subsequent to March 31, 2015, including interest at the default rate of 13% from the date the payment was due until the date of the payment.

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects balances in our outstanding preferred stock, common stock, and treasury stock as of the periods reflected in our financial statements.

	Preferred Stock	Common Stock	Treasury Stock	KSOP
BALANCE, DECEMBER 31, 2014	1,975,250	35,846,161	8,334	-
Issued shares of common stock in public offering	-	3,579,434	-	-
Issued shares of KSOP	-	472,580	-	-
Issued shares for conversion of promissory note	-	743,157	-	-
BALANCE, MARCH 31, 2015	1,975,250	40,641,332	8,334	-

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

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of March 31, 2015. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

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

●

In the fourth quarter of 2014, the Company issued common stock under the new registration statement. The net cash proceeds received upon issuance of 284,046 shares of these securities was approximately $232 thousand through our ATM facility.

●

In the first quarter of 2015, the Company issued common stock under the new registration statement. The net cash proceeds received upon issuance of 3,579,434 shares of these securities was approximately $1.9 million.

Common Stock Warrants

The following is a summary of warrant activity for the three months ended March 31, 2015.

	Shares	Weighted Average Exercise Price	Weighted Average Expected Life
Outstanding - Beginning of Period	625,010	$1.87	3.86
Granted	1,166,667	$0.81	2.83
Exercised	-
Expired	-	$-
Outstanding - End of Period	1,791,677	$1.18	3.10
Exercisable - End of Period	1,791,677	$1.18	3.10

In the first quarter of 2014, the Company issued a total of 100,879 warrants, which expire five years from their issue dates, with an exercise price of $2.25 in connection with private debt placements.

In the first quarter of 2015, the Company issues a total of 1,166,667 warrants, which expire in three years from their issue date, with an exercise price of $0.81 in connection with the sale of common stock in a private placement.

NOTE 8. STOCK-BASED COMPENSATION

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

 The Company did not grant any options in the first quarter of 2015.

We recorded share based compensation of approximately $222 thousand and $369 thousand for the three months ended March 31, 2015 and 2014, respectively, related to vesting of employee common stock options.

As of March 31, 2015 and March 31, 2014, there were $892 thousand and $1.4 million, respectively, of total unrecognized compensation cost related to unvested shares associated with stock options to be recognized over weighted-average periods of 1.55 and 2.07 years, respectively. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

The following is a summary of stock option activity during the three months ended March 31, 2015.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000s)
Outstanding - Beginning of Period	14,912,653	$3.29	$109
Granted	-	-	-
Exercised	-	-	-
Cancelled	(471,484)	1.00	14
Outstanding - End of Period	14,441,169	3.37	77
Exercisable - End of Period	12,086,486	$3.82	$-

*	The Aggregate Intrinsic Value was calculated using the March 31, 2015 and December 31, 2014 closing stock price of $0.70 and $0.80, respectively.

The following is a summary of stock options outstanding at March 31, 2015:

Exercise Price			Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Exercisable Options
$0.60	-	$1.00	4,271,665	7.86	3,286,665
$1.01	-	$1.20	1,085,000	8.21	411,666
$1.21	-	$1.55	462,500	7.56	249,999
$1.56	-	$1.75	2,490,845	7.66	2,006,997
$1.76	-	$2.00	1,740,667	4.42	1,740,667
$2.01	-	$10.00	3,490,332	2.16	3,490,332
$10.01	-	$15.00	43,999	2.91	43,999
$15.01	-	$18.00	36,667	2.89	36,667
$18.01	-	$20.00	792,828	2.88	792,828
$20.01	-	$22.75	26,666	3.13	26,666
			14,441,169		12,086,486

Share Awards

On April 25, 2014, our Board of Directors approved a common stock grant of 1,250,000 shares for Mr. Gary C. Evans, our Chairman and Interim Chief Executive Officer, as consideration for his past credit and financial support to the Company. The Board also approved stock-based bonuses of 445,000 shares to certain members of management. The shares were valued at $0.98 per share for a total grant of $1.7 million.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Officers’ Benefits

On April 25, 2014, our Board of Directors approved certain officers of the Company to receive benefits pursuant to a change in control in accordance with their job descriptions and responsibilities to the Company, ranging from one year annual salary payment to three years annual salary payment.

Leases

The Company rents property, equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $264 thousand and $382 thousand for the three months ended March 31, 2015 and 2014, respectively.

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

 ABB, Inc., Plaintiff v. GreenHunter Energy, Inc., Defendant, In the Superior Court of California, County of Imperial, Case No. ECU07002. ABB, Inc. was a subcontractor to Crown Engineering for the work done at our Mesquite Lake plant in Imperial County, California. GreenHunter Energy, Inc. had a construction contract directly with Crown Engineering only. On or about January 18, 2010, GreenHunter entered into a settlement agreement with Crown Engineering settling any disputes between the parties regarding the work done at our Mesquite Lake plant. Green Hunter performed all of its obligations under the settlement agreement. ABB is attempting to enforce payment of its claim, approximately $328 thousand, by asserting it is a third party beneficiary under our settlement agreement with Crown Engineering.

A hearing was held in September 2013 solely on the issue of whether ABB was a third party beneficiary to the settlement agreement with Crown. The court ruled in favor of GreenHunter Energy, Inc. and decided that ABB was not a third party beneficiary. The Court has awarded the Company a portion of its attorney’s fees. ABB has filed its notice of appeal.

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

Jose Torres, et al. v. GreenHunter Resources, Inc., GreenHunter Water, LLC et al., in the 130th District Court, Matagorda County, Texas, Cause No. 15-E-0036. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, was killed on December 17, 2013 while working inside a tanker truck on the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to the insurance companies for coverage. The Company is in the process of answering the lawsuit.

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

Hunt Guillot and Associates v. GreenHunter Hydrocarbons, LLC, et al., in the Court of Common Pleas of Alleghaney, PA, Case No. GD15-821. Plaintiff sued Defendants for breach of contract regarding the payment of engineering and construction management services related to the engineering, drawings and proposed construction of a condensate splitter plant and associated pipeline. Defendants have responded to the lawsuit and have begun discovery in this matter.

Quality Lease Rental Service LLC v. GreenHunter Water, LLC. In the 23rd Judicial District in the District Court of Wharton County, Texas, Cause No. 48051 . Plaintiff brought suit against defendant for damages for failure to pay for certain equipment services. The Company is in the process of answering the lawsuit.

Heckmann Water Resources v. GreenHunter Water, in the District Court of Tarrant County, Cause No. 067-277554-15. Plaintiff brought suit against defendant for services rendered in South Texas. The claim is for $18,645. The Company is in the process of answering the lawsuit.

Permian Tank & Manufacturing Inc. v. GreenHunter Water, in the District Court of Tarrant County, Cause No. 048-276276-15. Plaintiff brought suit against defendant for good sold in Oklahoma and Texas. The claim is for $67,342. The Company is in the process of answering the lawsuit.

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

NOTE 10. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015 and March 31, 2014, we earned revenue for the respective services from the following companies, which are either wholly-owned or significantly owned and controlled subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder.

●	Alpha Hunter Drilling, Inc. for contract services and environmental services

●	Eureka Hunter Pipeline, LLC for water disposal and transportation services

●	Shale Hunter, LLC for water storage tank rental, water disposal and transportation services

●	Triad Hunter, LLC for water storage tank and equipment rental, water disposal and transportation services, environmental services, and MAG Tank™ purchase or rental

●	Virco, Inc. for water disposal and transportation services

Accounts receivable for these entities totaled $1.0 million and $769 thousand at March 31, 2015 and March 31, 2014, respectively.

The Company had an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $101 thousand at March 31, 2015 for pilot expenses.

We paid for air travel services from a company owned by Mr. Evans of $0 and $19 thousand for the three months ended March 31, 2015 and 2014, respectively.

On February 17, 2012, the Company, through its wholly-owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, and GreenHunter Water, for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water. On December 22, 2014, Triad Hunter entered into an amendment of the agreement dated February 17, 2012 with GreenHunter Water that allowed Triad Hunter to secure long-term water disposal at reduced rates through December 31, 2019. On December 29, 2014, Triad Hunter made a prepayment of $1.0 million towards services to be provided under the amendment. GreenHunter Water will provide a 50% credit for all services until the prepayment amount is utilized in full, which is anticipated to occur in 2015. As of March 31, 2015, there remained a credit of $154 thousand associated with the prepayment.

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

Total related party payables were $84 thousand and $80 thousand at March 31, 2015 and 2014, respectively.

NOTE 11. SEGMENT DATA

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

NOTE 12. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

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

Condensed consolidated guarantor financial information for GreenHunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, was as follows:

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of March 31, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$833,653	$4,272,565	$652,242	$-	$5,758,460
Intercompany accounts receivable	22,125,664	(30,726)	(22,094,938)	-	-
Property and equipment	2,029,554	20,371,077	2,292,373	(54,991)	24,638,013
Investment in subsidiaries	(7,298,462)	(3,384,670)	29,935,381	(19,252,249)	-
Other assets	50,000	10,936	-	-	60,936
Total Assets	$17,740,409	$21,239,182	$10,785,058	$(19,307,240)	$30,457,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$26,926,195	$8,134,935	$(21,299,188)	$-	$13,761,942
Intercompany accounts payable	(22,125,664)	30,726	22,094,938	-	-
Long-term liabilities	2,688,423	3,167,892	587,697	-	6,444,012
Stockholders' equity	10,251,455	9,905,629	9,401,611	(19,307,240)	10,251,455
Total Liabilities and Stockholders' Equity	$17,740,409	$21,239,182	$10,785,058	$(19,307,240)	$30,457,409

	As of December 31, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$982,029	$5,845,243	$506,153	$-	$7,333,425
Intercompany accounts receivable	22,879,067	35,106	(22,914,173)	-	-
Property and equipment	2,051,636	20,121,388	4,466,618	460,637	27,100,279
Investment in subsidiaries	(7,401,968)	(2,562,993)	29,732,837	(19,767,876)	-
Other assets	8,217	10,936	-	-	19,153
Total Assets	$18,518,981	$23,449,680	$11,791,435	$(19,307,239)	$34,452,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$28,588,224	$10,161,391	$(21,195,187)	$-	$17,554,428
Intercompany accounts payable	(22,879,067)	(35,106)	22,914,173	-	-
Long-term liabilities	2,859,545	3,417,763	670,842	-	6,948,150
Stockholders' equity	9,950,279	9,905,632	9,401,607	(19,307,239)	9,950,279
Total Liabilities and Stockholders' Equity	$18,518,981	$23,449,680	$11,791,435	$(19,307,239)	$34,452,857

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$6,809,482	$-	$(1,662,363)	$5,147,119
Expenses	1,564,441	6,592,476	21,575	(1,662,363)	6,516,129
Income (loss) from continuing operations before equity in net income of subsidiaries	(1,564,441)	217,006	(21,575)	-	(1,369,010)
Equity in net income of subsidiaries	103,507	(217,006)	113,499	-	-
Loss from continuing operations before tax	(1,460,934)	-	91,924	-	(1,369,010)
Income tax expense	-	-	-	-	-
Loss from continuing operations	(1,460,934)	-	91,924	-	(1,369,010)
Income from discontinued operations, net of tax	-	-	(91,924)	-	(91,924)
Net loss	(1,460,934)	-	-	-	(1,460,934)
Dividends on preferred stock	(1,234,532)	-	-	-	(1,234,532)
Net loss to common stockholders	$(2,695,466)	$-	$-	$-	$(2,695,466)

	For the Three Months Ended March 31, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$11,176,533	$-	$(2,697,996)	$8,478,537
Expenses	2,089,802	10,328,235	16,972	(2,697,972)	9,737,037
Income (loss) from continuing operations before equity in net income of subsidiaries	(2,089,802)	848,298	(16,972)	(24)	(1,258,500)
Equity in net income of subsidiaries	701,608	(848,298)	146,666	24	-
Income (loss) from continuing operations before tax	(1,388,194)	-	129,694	-	(1,258,500)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(1,388,194)	-	129,694	-	(1,258,500)
Loss from discontinued operations, net of tax	-	-	(129,694)	-	(129,694)
Net loss	(1,388,194)	-	-	-	(1,388,194)
Dividends on preferred stock	(1,249,999)	-	-	-	(1,249,999)
Net loss to common stockholders	$(2,638,193)	$-	$-	$-	$(2,638,193)

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$(115,437)	$1,974,570	$(1,471,030)	$(515,635)	$(127,198)
Cash flow from investing activities	(334)	(1,123,591)	1,522,574	-	398,649
Cash flow from financing activities	227,293	(422,182)	(51,544)	-	(246,433)
CHANGE IN CASH	111,856	428,797	-	(515,635)	25,018
CASH, beginning of period	341,654	54,625	-	-	396,279
CASH, end of period	$453,510	$483,422	$-	$(515,635)	$421,297

	For the Three Months Ended March 31, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$2,008,139	$1,046,488	$(1,782,779)	$-	$1,271,848
Cash flow from investing activities	(122,000)	(530,259)	1,844,033	-	1,191,774
Cash flow from financing activities	(506,969)	(463,075)	(66,147)	-	(1,036,191)
CHANGE IN CASH	1,379,170	53,154	(4,893)	-	1,427,431
CASH, beginning of period	1,480,942	(223,183)	45,098	-	1,302,857
CASH, end of period	$2,860,112	$(170,029)	$40,205	$-	$2,730,288

NOTE 13. SUBSEQUENT EVENTS

On April 14, 2015, as compensation for Mr. Evans' continuing to provide credit support to the Company in the amount of $2.0 million through June 30, 2016, the Board authorized Mr. Evans to receive a restricted stock grant in the amount of 1,000,000 shares, subject to shareholder approval.

On April 15, 2015, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16.0 million to finance capital projects planned for 2015. The initial tranche of loan proceeds was in the principal amount of $13.0 million, with an additional tranche of up to $3.0 million of principal available at the request of the borrower and subject to certain conditions. These notes have a three year maturity and bear interest at an annual rate of 9%. The principal balance amortizes at 1/60 th of the original principal amount per month plus accrued but unpaid interest with the balance due at maturity. The agreement provides for an equity kicker via royalty payments to the lender of $0.10 per barrel for all of the Company’s disposal facilities subject to certain limitations and a fixed expiration date. See Note 6 for further discussion of the terms and debt covenant requirements of this agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2014 and with the financial statements and accompanying notes included herein. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements.

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

In late 2013, the Company decided to cease operations in other areas outside of the Appalachian Region and classified its oil and gas service related assets located in other areas as held for sale at December 31, 2013 including disposal wells, trucking assets and other assets in South Texas and it disposal wells in Oklahoma. During 2014, the Company sold all of its assets in South Texas except for a small amount of equipment that was transferred to Appalachia. The disposal wells in Oklahoma remain held for sale at March 31, 2015.

GreenHunter Water

GreenHunter Water currently operates nine disposal wells strategically located in the Appalachian Region. At March 31, 2015, the Company was in the process of constructing a pipeline at its Mills Hunter offload terminal that will connect six or more wells to this facility. Only two of these wells are currently operational and included in the nine currently operated disposal wells. The others represent additional disposal capacity that will be added to our current capacity when the pipeline is completed. The Mills Hunter terminal is located along the Ohio River. It is our intention to continue to develop the facility during 2015 to include barge unloading capabilities. When the Mills Hunter pipeline is completed and the additional disposal wells are operational, which we expect to be in the second quarter of 2015, the total down-hole injection capacity of all of our Appalachian Class II salt water disposal wells will more than double, increasing our disposal capacity to approximately 32,000 barrels per day.

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

Current Plan to Fund Ongoing Operations

On April 15, 2015, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16.0 million to finance capital projects planned for 2015. The initial tranche of loan proceeds was in the principal amount of $13.0 million and was funded on May 1, 2015 (see pro forma balance sheet on page1), subject to customary conditions, with an additional tranche of up to $3.0 million of principal available at the request of the borrower and subject to certain conditions.

As of March 31, 2015, we had a working capital deficit of $8.0 million. We were not in compliance with a certain existing debt covenant contained in one of our secured debt agreements as of December 31, 2014. However, we obtained a waiver from our lender for the non-compliance in our debt covenant for the years ending December 31, 2014 and December 31, 2015.

In late 2013, the Company decided to sell all of its disposal wells, properties and equipment located in South Texas and Oklahoma with the exception of a small amount of equipment that we moved to Appalachia and to discontinue operation in both of these areas in order to concentrate its efforts in the higher revenue region of Appalachia. We believe the Appalachian region represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas assets in 2014 and have ceased operations in South Texas. The remaining assets located in Oklahoma continue to be held for sale at March 31, 2015. The Company has recorded impairment of $1.1 million on these Oklahoma assets during the second half of 2014. The assets are being marketed at amounts equal to or in excess of their remaining net book value as of March 31, 2015. We expect to close on our remaining Oklahoma fixed assets in the first half of 2015. At that point, we intend to cease operating in Oklahoma.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman and Chief Executive Officer net $1.4 million on the loan. There was an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were subsequently repaid by the Company, leaving $2.0 million available under this facility. The credit facility has currently been extended until June 30, 2016.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration allows the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $1.9 million related to selling stock in early 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 246,100. The Company may opt to sell additional shares of stock during 2015 based upon its financial needs, market conditions and other factors.

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

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•	Increased revenue generated from our water management activities, including the new wells expected to be completed in early June, 2015, at our Mills Hunter facility;

•	The expected sale of our remaining Oklahoma wells held for sale at March 31, 2015;

•	Letter of credit guarantee from our Chairman;

•	The sale of debt or equity securities under a universal “shelf” registration statement;

•	Up to $16.0 million in proceeds from capital project related senior secured financing which the Company entered into with private lenders on April 15, 2015: and

•	The cash flow generated from projects funded by this financing which will more than double our saltwater disposal capacity.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014:

The following table summarizes results from continuing operations for the three months ended March 31, 2015 and 2014:

	2015	2014	Change	Change %
Revenues:
Water disposal revenue	$3,116,872	$3,480,361	$(363,489)	-10.4%
Water disposal fees - take or pay	7,239	203,501	(196,262)	-96.4%
Internal transportation revenue	1,661,524	1,565,975	95,549	6.1%
Third party trucking revenue	-	1,868,519	(1,868,519)	-100.0%
Environmental services revenue	27,573	-	27,573	0.0%
MAG Tank™ revenue	125,176	800,000	(674,824)	-84.4%
Skim oil revenue	77,633	340,219	(262,586)	-77.2%
Storage rental revenue and other	131,102	219,962	(88,860)	-40.4%
Total revenues	5,147,119	8,478,537	(3,331,418)	-39.3%
Direct cost of goods and services provided:
Water disposal expense	1,822,617	2,357,165	(534,548)	-22.7%
Internal transportation expense	1,243,497	1,383,504	(140,007)	-10.1%
Third party trucking expense	-	1,845,411	(1,845,411)	-100.0%
Environmental services expense	193,276	-	193,276	0.0%
MAG Tank™ expense	131,193	433,155	(301,962)	-69.7%
Other expense	5,276	10,400	(5,124)	-49.3%
Total direct cost of goods and services provided	3,395,859	6,029,635	(2,633,776)	-43.7%
Margin (1)	1,751,260	2,448,902	(697,642)	-28.5%
Margin %	34.0%	28.9%
Depreciation and accretion expense	820,580	763,984	56,596	7.4%
Selling, general and administrative	2,156,385	2,450,519	(294,134)	-12.0%
(Gain) loss on sale of assets	(46,350)	56,228	(102,578)	-182.4%
Gain on settlements	(34,166)	-	(34,166)	0.0%
Operating loss	(1,145,189)	(821,829)	(323,360)	39.3%
Operating metrics:
Water disposal barrels	874,581	962,804	(88,223)	-9.2%
Water disposal revenue / barrel	$3.56	$3.61	$(0.05)	-1.4%
Water disposal expense / barrel	$2.08	$2.45	$(0.36)	-14.9%
Internal transportation hours	16,385	13,496	2,889	21.4%
Internal transportation revenue / hour	$101.41	$116.03	$(14.63)	-12.6%
Internal transportation expense / hour	$75.89	$102.51	$(26.62)	-26.0%
Third party trucking hours	-	20,797	(20,797)	-100.0%
Third party trucking revenue / hour	$-	$89.84	$(89.84)	-100.0%
Third party trucking expense / hour	$-	$88.73	$(88.73)	-100.0%

(1)

Margin is defined as revenues less direct cost of goods and services provided and excludes the following: depreciation and accretion; impairment; selling, general and administrative expense; and gains and/or losses on asset sales and settlements.

Total Revenues

The 10% decrease in disposal revenue related to continuing operations was mainly due to a decrease in both capacity and volumes. During 2014, and subsequent to the first quarter of 2014, the Company had down-hole issues with three of its disposal wells. Of the three, two are currently not operating and one is operating at half capacity. The Company has not had the capital to repair the problems with these wells up to this point, but expects to make the needed repairs during the second and third quarters of 2015. Otherwise, the remaining six wells were at or near full capacity during the first quarter of 2015.

The increase in transportation revenue was due to four being trucks transferred from our former South Texas operations late in the first quarter of 2014. These four trucks were fully utilized in the first quarter of 2015. Additionally, the Company has ceased using third party trucking and has concentrated on maximizing the utilization of its own fleet of trucks.

The decrease in both third party trucking hours and revenue was due to ceasing our use of third party trucking in the first quarter of 2015. The Company was losing money using third party trucking and has decided not to use them at this time.

Environmental services was a new business in 2014. Its revenue has not been increasing due to the Company’s lack of working capital to acquire the equipment needed to grow this business. We believe this business represents a significant opportunity and we intend to try to grow this business as working capital becomes available to do so.

The decrease in MAG Tank™ revenue was due the sale of a tank in the first quarter of 2014 with no comparable sale in the first quarter of 2015. The revenue in the first quarter of 2015 was related to charges for moving previously sold tanks and from the Company’s first rental of a MAG Tank™ beginning late in the first quarter of 2015.

Skim oil revenue decreased from $340 thousand in the first quarter of 2014 to $78 thousand in the first quarter of 2015 or approximately 77%. Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that is mixed with the water and is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil sales are determined by the quantity of oil in the waste water delivered to our facilities, over which we have no control.

Direct Cost of Goods and Services Provided

Our costs from continuing operations related to water disposal decreased by over 22% in the first quarter of 2015 compared to the same quarter in 2014 compared to only a 10% decrease in revenue for the same periods. This decrease is due to one new well that was added late in the first quarter of 2014 that was connected to our existing Mills Hunter offload facility by pipeline, which resulted in only a small incremental increase in expenses. The Company expects to see similar efficiencies as it adds additional wells by pipeline to the same offload facility during the second and third quarters of 2015. Additionally, the Company has ongoing efforts to cut costs and operate as efficiently as possible.

Our costs from continuing operations related to internal trucking decreased by 10% in the first quarter of 2015 when compared to the first quarter of 2014 even though we had four more truck operating for all of the first quarter of 2015 compared to only a small part of the first quarter of 2014. This decrease was mainly due to two reasons. In 2014, the Company incurred costs related to relocating four trucks from South Texas to Appalachia and for maintenance and minor upgrades to these trucks. No such similar costs were incurred in 2015. Additionally, our fuel costs were lower in the first quarter of 2015 compared to the same quarter in 2014 due to the decline in the price of oil and the related effect on diesel fuel prices between the two periods.

Our third party trucking expense decreased to $0 in the first quarter of 2015 due to our decision to no longer use third party trucking at this time because it was not profitable.

Environmental Services expenses increased because we were not in this business in the first quarter of 2014. Additionally, the Company uses the Environmental Services to perform service work on its own facilities and equipment since the cost is lower when compared to using outside vendors. We recognize no revenue for this internal work. Thus, even though the expenses in this area are substantially higher than its revenue, we believe the Company benefits from being able to perform these services internally.

MAG Tank™ expense was lower in 2015 due to the cost of inventory expensed in the first quarter of 2014 related to the sale of a tank with no corresponding sale in the first quarter of 2015.

Depreciation and Accretion Expense

Depreciation and accretion expense increased mainly due to having more disposal wells and internal trucks in service for the whole first quarter of 2015 compared to the same quarter of 2014.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) was approximately $2.2 million and $2.5 million during the three months ended March 31, 2015 and 2014, respectively. This 12.0% decrease was mainly due to a reduction of personnel and related costs based on the Company’s efforts to operate as efficiently as possible. Similar decreases were achieved in most other SG&A categories for the same reasons. We had an increase in stock based compensation expense due to stock options granted to our senior management in late 2014. However, this is a non-cash expense. We believe we can grow our business substantially with little additional increase in SG&A expense and thus, we do not expect any substantial growth in SG&A for the remainder of 2015.

The following is a schedule of our selling, general and administrative expense for the three months ended March 31,:

	2015	2014	Variance	Change %
Personnel and related costs	$1,080,837	$1,238,246	$(157,409)	-12.7%
Stock based compensation	420,368	369,415	50,953	13.8%
Office and related costs	284,684	359,722	(75,038)	-20.9%
Travel, selling, and marketing	91,569	101,588	(10,019)	-9.9%
Professional fees	221,837	330,939	(109,102)	-33.0%
Taxes and permits	57,090	50,609	6,481	12.8%
Total	$2,156,385	$2,450,519	$(294,134)	-12.0%

We expect overall stock based compensation expense to increase in future periods as we continue to expand our personnel necessary to conduct our water management business.

Operating Loss

The increase in operating loss is primarily due the fact we sold a MAG Tank™ in 2014 with a relatively high margin and did not sell a tank in 2015.

Liquidity and Capital Resources

Overview

In the first quarter of 2015, we generally relied upon cash generated from operations and proceeds from the sale of securities in the capital markets and through private placements to fund our business. Our ability to fund our ongoing operations, our planned capital expenditures and our potential acquisitions depends on our future operating performance, our continued ability to borrow under the credit facility arrangement with our Chairman / Interim Chief Executive Officer, our new $16 million senior secured financing facility that was closed early in the second quarter of 2015.

As of March 31, 2015, we had a working capital deficit of $8.0 million, however, with initial funding of $13 million under our new senior secured credit facility, our working capital on a pro forma basis improved to $2.8 million. See pro forma balance sheet on page 1. Our future capital resources and liquidity depend on our ability to continue to grow our transportation and disposal business.

We were not in compliance with a certain existing debt covenant contained in one of our secured debt agreements as of December 31, 2014. However, we obtained a waiver from our lender for the non-compliance in our debt covenant for the years ending December 31, 2014 and December 31, 2015. $1.5 million in MAG TankTM notes were in default at December 31, 2014. During the first quarter of 2015, some of the notes were paid, some were converted to common stock at the closing price on the day prior to the day this option was elected, and an agreement was made to extend the remaining notes to one year from their original due dates. The notes that were extended were paid off subsequent to March 31, 2015. See further details of these transactions in Footnote 6.

Cash Flow and Working Capital

As of March 31, 2015, we had cash and cash equivalents of approximately $421 thousand and a working capital deficit of $8.0 million as compared to cash and cash equivalents of $2.7 million and a working capital deficit of $7.7 million as of March 31, 2014. The causes of the decreases in cash and cash equivalents of $2.3 million and increase in the working capital deficit of $300 thousand were due to the activities described below.

Cash flows from both continuing operations and discontinued operations are included in the Company’s Statement of Cash Flows.

Operating Activities

During the first quarters of 2015 and 2014, operating activities used $127 thousand and provided $1.3 million, respectively. Although cash flows from operating activities may not be sufficient to meet our operating needs in the near term and we may have to rely on other sources of cash, we expect increases in cash flows from new assets placed in service over the next six months to improve our ability to fund our operations within operating cash flow.

Investing Activities

During the first quarter of 2015, investing activities provided approximately $399 thousand in net cash, mainly due to the sale of our Mesquite Lake facility. During the first quarter of 2014, investing activities provided approximately $1.2 million in net cash, mainly due to the sale of one of our disposal wells in South Texas that was held for sale at the time.

Financing Activities

During the first quarter of 2015, our financing activities used $246 thousand. This was the result of $1.9 million of net proceeds from sales of equity securities offset by $872 thousand for the payment of notes payable and the payment of $1.2 million of preferred stock dividend payments.

During the first quarter of 2014, our financing activities used $1.0 million, comprised of $214 thousand of net borrowings offset by $1.2 million of preferred stock dividend payments.

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

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration allows the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $1.9 million related to selling stock in early 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 246,100. The Company may opt to sell additional shares of stock during 2015 based upon financial needs, market conditions and other factors.

Along with our cash flows from operations, our ability to access the credit facility provided by our Chairman / Interim Chief Executive Officer, and our ability to access capital markets, we entered into, during the second quarter of 2015, a new senior secured financing agreement with private lenders for up to $16.0 million. This facility included an initial first tranche of $13.0 million in proceeds, which were funded on May 1, 2015, with an additional tranche of up to $3.0 million, subject to certain conditions, at the request of the Company. We believe these sources of cash will enable us to complete our growth plans for 2015.

Our failure to service this $16.0 million credit facility or to comply with its applicable debt covenants could result in default under the related debt agreement, which could result in the acceleration of the payment of such debt and the potential loss of ownership interest in secured properties.

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

We have a high level of interest among various investors to finance our longer-term growth plans once we have completed our short-term growth strategies. The Company expects our longer-term growth to center around the following:

•

The construction of three independent pipelines in the Appalachian Region. The Company is currently exploring financing to fund the construction of the pipelines. The pipelines will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively. The point of delivery will be along the Ohio River. We expect to have this financing in place in late 2015 or early 2016.

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

Critical Accounting Policies and Other

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This guidance eliminates the requirement to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent, i.e., they should be separately presented as a component of income from continuing operations or disclosed in the footnotes. The requirements of this update are effective for periods beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and financial statement disclosures.

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

There were no material changes other than the addition of the above risk related to cybersecurity in our Quantitative and Qualitative Disclosures about Market Risks from our Form 10-K for the year ended December 31, 2014.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

10.13

Asset Purchase Agreement by and among GreenHunter Water, LLC, Westhoff Hunter, LLC, and Clear Water Resources Partners, LLC, dated March 26, 2014 (Incorporated by reference to the Company’s Form 8-K, dated March 28, 2014)

10.14

Asset Purchase Agreement by and among GreenHunter Water, LLC, Dilley Hunter, LLC, and Sable Environmental SWD 7, LLC, dated March 11, 2014, as amended (Incorporated by reference to the Company’s Form 8-K, dated March 26, 2014)

10.15

Note Purchase Agreement by and among Bam Administrative Services, LLC, as agent, the purchasers from time to time a party hereto and the Company, dated as of April 14, 2015 (Incorporated by reference to the Company's Form 8-K, dated April 15, 2015)

10.16	Form of Secured Term Notes (Incorporated by reference to the Company's Form 8-K, dated April 15, 2015)

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GreenHunter Resources, Inc.

Date: May 15, 2015	By:	/s/ Gary C. Evans
Gary C. Evans

Chairman and Interim Chief Executive Officer

Date: May 15, 2015	By:	/s/ Kirk J. Trosclair
Kirk J. Trosclair

Executive Vice President and Chief Operating Officer

Date: May 15, 2015	By:	/s/ Ronald T. McClung
Ronald T. McClung

Senior Vice President and Chief Financial Officer

Date: May 15, 2015	By:	/s/ Morgan F. Johnston
Morgan F. Johnston

Senior Vice President, General Counsel and Secretary