Form 10-K/A
period 2014-12-31
GreenHunter Resources, Inc.
filed 2015-06-02
CIK 1410056

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

The number of shares outstanding of the registrant’s common stock at June 2, 2015 was 37,659,869.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Filing,” and together with the Form 10-K/A, the “Form 10-K”) of GreenHunter Resources, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015. The Company is filing this Form 10-K/A for the purpose of revising Item 11, Executive Compensation of the 10-K to properly reflect the value of certain stock awards to executive officers in fiscal year 2014.

Except as described above, no changes have been made to the Original Filing.  The Original Filing continues to speak as of the date it was filed with the SEC, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.  This Form 10-K/A should be read in conjunction with the Company’s filings with the SEC made subsequent to the Original Filing.

Item

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation for the fiscal years ended 2014 and 2013 awarded to, earned by or paid to executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Deferred Comp ($) ******	Stock Awards ($)	Option Awards ($) *****	All Other Comp - Car Allowance ($) ****	Total ($)
Gary C. Evans* -	2014	300,000	-	300,000	1,470,000	759,000	12,000	2,841,000
Chairman and Interim CEO	2013	300,000	225,000	-	-	690,000	12,000	1,227,000
Kirk Trosclair** -	2014	144,807	-	100,000	98,000	346,900	-	689,707
Executive VP and COO	2013	-	-	-	-	-	-	-
Ronald T. McClung*** -	2014	205,000	-	60,000	24,500	165,300	12,000	466,800
Sr. VP and CFO	2013	63,086	-	-	-	195,000	3,696	261,782
Morgan F. Johnston -	2014	200,000	-	25,000	9,800	66,120	12,000	312,920
Sr. VP, Gen Counsel and Secretary	2013	200,000	25,000	-	-	106,000	12,000	343,000
Jonathan D. Hoopes** -	2014	19,730	-	-	-	-	-	19,730
President, COO, and Interim CEO	2013	281,096	175,000	-	27,250	318,000	12,000	813,346
David S. Krueger*** -	2014	-	-	-	-	-	-	-
VP and CFO	2013	142,160	25,000	-	-	132,500	8,307	307,967

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

10.13

Asset Purchase Agreement by and among GreenHunter Water, LLC, Westhoff Hunter, LLC, and Clear Water Resources Partners, LLC, dated March 26, 2014 (Incorporated by reference to the Company’s Form 8-K, dated March 28, 2014)

10.14

Asset Purchase Agreement by and among GreenHunter Water, LLC, Dilley Hunter, LLC, and Sable Environmental SWD 7, LLC, dated March 11, 2014, as amended (Incorporated by reference to the Company’s Form 8-K, dated March 26, 2014)

10.15

Note Purchase Agreement by and among BAM Administrative Services LLC, as agent, the purchasers from time to time a party hereto and GreenHunter Resources, Inc., dated as of April 14, 2015 (Incorporated by reference to the Company’s Form 8-K, dated April 15, 2015)

10.16	Form of Secured Term Notes (Incorporated by reference to the Company’s Form 8-K, dated April 15, 2015)

21.1	List of Subsidiaries (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2014, filed April 15, 2015)

31.1 †	Certifications of the Chief Executive Officer.

31.2 †	Certifications of the Chief Financial Officer.

32.1 †	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHunter Resources, Inc.

Date: June 2, 2015	By:	/s/ Ronald McClung
Senior Vice President and Chief Financial Officer