Form 10-K/A
period 2014-12-31
GreenHunter Resources, Inc.
filed 2015-07-16
CIK 1410056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares outstanding of the registrant’s common stock at June 26, 2015 was 37,659,869.

Explanatory Note

This Amendment No. 2 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Filing,” and together with the Form 10-K/A, filed on June 2, 2015, the “Form 10-K”) of GreenHunter Resources, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015. The Company previously filed a Form 10-K/A for the purpose of revising a section to Item 11, Executive Compensation of the 10-K to properly reflect the value of certain stock awards to executive officers in fiscal year 2014. The Company is filing this Form 10-K/A for the purpose of including the entire Item 11, Executive Compensation of the 10-K as required by Rule 12b-15 of the Securities Exchange Act of 1934.

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

This Amendment should be read in conjunction with the Company's filings with the Commission made subsequent to April 15, 2015, the date of the Original Filing.

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

GreenHunter Resources, Inc.

Date: July 16, 2015	By:	/s/ Ronald McClung
Senior Vice President and Chief Financial Officer

(b) Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3	Bylaws (Incorporated by reference to the Company’s Form 10, dated October 19, 2007)

3.3.1	Amendment to Bylaws (Incorporated by reference to the Company’s DEF 14A Proxy Statement filed September 3, 2009

4.1	Form of Warrant Agreement by and between the Company and purchasers of securities, dated November 14, 2013 (Incorporated by reference to the Company’s Form 8-K, dated November 19, 2013)

4.2	Form of Warrant Agreement by and between the Company and purchasers of securities, dated September 19, 2013 (Incorporated by reference to the Company’s Form 8-K, dated September 24, 2013)

4.3	Form of Warrant Agreement between the Company and Gary C. Evans, dated December 12, 2013 (Incorporated by reference to the Company’s Form 8-K, dated December 12, 2013)

4.4	Form of Warrant Agreement by and between the Company and purchasers of securities, dated February 28, 2014 (Incorporated by reference to the Company’s Form 8-K, dated February 28, 2014)

4.5	Second Amended and Restated Certificate of Designations of 10% Series C Cumulative Preferred Stock (Incorporated by reference to the Company’s Form 8-K, dated April 25, 2012)

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