Form 10-Q
period 2015-06-30
GreenHunter Resources, Inc.
filed 2015-08-14
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015 there were 42,288,257 shares of the registrant’s common stock ($0.001 par value) outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.       Financial Statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,032,569	$396,279
Restricted cash	133,325	132,663
Accounts receivable, net of allowance of $587,306 and $698,788, respectively	2,186,658	3,683,589
Related party accounts receivable, no allowance considered necessary	1,571,338	768,504
MAG Tank™ inventory	1,476,259	1,620,990
Prepaid insurance	578,688	462,026
Other current assets	272,270	269,374
Total current assets	8,251,107	7,333,425
PROPERTY AND EQUIPMENT:
Property and equipment, net	25,955,285	24,100,277
Assets held for sale	847,164	3,000,002
Net property and equipment	26,802,449	27,100,279
OTHER ASSETS:
Deferred financing costs	1,378,025	-
Other non-current assets	19,561	19,153
Total assets	$36,451,142	$34,452,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$4,310,453	$5,254,915
Accounts payable and accrued liabilities	6,320,926	12,000,246
Accounts payable to a related party	76,879	199,167
Liabilities associated with assets held for sale	100,100	100,100
Total current liabilities	10,808,358	17,554,428
NON-CURRENT LIABILITIES:
Notes payable, less current portion	16,102,316	5,854,684
Asset retirement obligation	988,506	933,891
Liabilities associated with assets held for sale	168,907	159,575
Total liabilities	28,068,087	24,502,578
COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)
STOCKHOLDERS’ EQUITY:
Series C Preferred Stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 1,975,250 issued and outstanding and liquidation preference of $49,381,250 at June 30, 2015, and 2,000,000 authorized shares, 1,975,250 issued and outstanding and liquidation preference of $49,381,250 at December 31, 2014	39,710,764	39,710,764
Common stock, $.001 par value, 90,000,000 shares authorized, 42,270,091 issued and 42,261,757 outstanding at June 30, 2015, and 35,846,161 issued and 35,837,827 outstanding at December 31, 2014	42,270	35,846
Additional paid-in capital	127,246,921	122,802,350
Accumulated deficit	(158,607,751)	(152,589,532)
Treasury stock, at cost, 8,334 shares at both dates	(9,149)	(9,149)
Total stockholders’ equity	8,383,055	9,950,279
Total liabilities and stockholders’ equity	$36,451,142	$34,452,857

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014
REVENUES:
Water disposal revenue	$2,899,330	$3,618,936	$6,023,438	$7,302,798
Transportation revenue	1,527,776	2,821,196	3,189,299	6,255,690
Environmental services revenue	1,794	14,172	29,366	14,172
MAG Tank™ revenue	-	86,142	119,587	886,142
Skim oil revenue	59,870	180,669	137,502	520,888
Storage rental revenue and other	135,408	151,197	272,099	371,159
Total revenues	4,624,178	6,872,312	9,771,291	15,350,849
COST OF GOODS AND SERVICES PROVIDED:
Direct cost of goods and services provided	2,644,165	4,980,333	6,040,023	11,009,968
Depreciation and accretion expense	833,992	729,158	1,654,574	1,493,142
Selling, general and administrative	2,735,413	4,320,681	4,891,799	6,771,200
(Gain) loss on sale of assets	34,870	8,970	(11,480)	65,198
Gain on settlements	(1,621)	(133,554)	(35,786)	(133,554)
Total costs and expenses	6,246,819	9,905,588	12,539,130	19,205,954
OPERATING LOSS	(1,622,641)	(3,033,276)	(2,767,839)	(3,855,105)
OTHER INCOME (EXPENSE):
Interest and other income	4,956	73,769	5,491	84,049
Interest amortization, and other expense	(390,218)	(360,693)	(601,083)	(807,644)
Total other expense	(385,262)	(286,924)	(595,592)	(723,595)
Net loss before taxes	(2,007,903)	(3,320,200)	(3,363,431)	(4,578,700)
Income tax expense	-	-	-	-
Loss from continuing operations	(2,007,903)	(3,320,200)	(3,363,431)	(4,578,700)
Income (loss) from discontinued operations, net of taxes	(80,314)	2,429,233	(185,726)	2,299,539
Net loss	(2,088,217)	(890,967)	(3,549,157)	(2,279,161)
Preferred stock dividends	(1,234,532)	(1,250,000)	(2,469,062)	(2,499,999)
Net loss to common stockholders	$(3,322,749)	$(2,140,967)	$(6,018,219)	$(4,779,160)

Weighted average shares outstanding, basic and diluted	41,523,625	35,044,356	40,278,852	34,423,820
Net loss per share from continuing operations, basic & diluted	$(0.08)	$(0.13)	$(0.15)	$(0.21)
Net income (loss) per share from discontinued operations, basic & diluted	$(0.00)	$0.07	$(0.00)	$0.07
Net loss per share, basic & diluted	$(0.08)	$(0.06)	$(0.15)	$(0.14)

 See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2014 TO JUNE 30, 2015

	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
BALANCE, DECEMBER 31, 2014	$39,710,764	$35,846	$122,802,350	$(152,589,532)	$(9,149)	$9,950,279

Share based compensation		1,041	1,211,286			1,212,327
Issued shares of common stock in public offering		3,613	1,933,263			1,936,876

Issued shares of KSOP		1,027	800,767			801,794
Issued shares for conversion of promissory note		743	499,255			499,998

Dividends on preferred stock				(2,469,062)		(2,469,062)

Net loss				(3,549,157)		(3,549,157)

BALANCE, JUNE 30, 2015	$39,710,764	$42,270	$127,246,921	$(158,607,751)	$(9,149)	$8,383,055

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,549,157)	$(2,279,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	1,663,907	1,503,492
Amortization of deferred financing costs	89,559	-
Gain on sale of assets	(32,099)	(1,076,752)
Gain on settlements	(35,786)	(1,992,699)
Non-cash stock-based compensation	1,521,770	2,603,812
Amortization of debt discount	6,973	171,050
Changes in operating assets and liabilities:
Accounts receivable	1,443,793	3,527,554
Related party accounts receivable	(802,834)	(625,977)
Inventory	144,731	(1,937,177)
Prepaid expenses and other current assets	(119,558)	893,625
Accounts payable and accrued liabilities	(3,031,432)	(4,977,098)
Related party accounts payable	(122,288)	16,956
Net cash used in operating activities	(2,822,421)	(4,172,375)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,754,141)	(1,104,293)
Proceeds from notes receivables	-	2,898,284
Decrease in other assets	(8,624)	-
Proceeds from sale of assets	1,417,496	6,587,028
Change in restricted cash	(662)	(132,000)
Net cash provided by (used in) investing activities	(3,345,931)	8,249,019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	1,936,876	-
Proceeds from notes payable	13,765,332	1,591,961
Payment of deferred financing costs	(1,459,367)	-
Payment of notes payable	(3,969,137)	(1,948,148)
Preferred stock dividends paid	(2,469,062)	(2,499,999)
Net cash provided by (used in) financing activities	7,804,642	(2,856,186)

CHANGE IN CASH AND CASH EQUIVALENTS	1,636,290	1,220,458
CASH AND CASH EQUIVALENTS, beginning of period	396,279	1,302,857
CASH AND CASH EQUIVALENTS, end of period	$2,032,569	$2,523,315

Cash paid for interest	$689,113	$917,659

NON-CASH TRANSACTIONS:
Accrued capital costs	$1,082,194	$512,192
Notes receivable received in connection with sale of assets	$-	$5,250,000
KSOP shares	$801,794	$-
Converted debt to common stock	$499,998	$-
Gain on settlement of lawsuits related to the White Top and Blackwater acquisitions, excluding the gain on the receipt of preferred stock	$-	$(1,182,203)
Gain on settlement of lawsuits related to the White Top and Blackwater acquisitions for the receipt of preferred stock	$-	$(676,942)

 See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

In this quarterly report on Form 10-Q, the words “GreenHunter Resources”, “company”, “we”, “our” and “us” refer to GreenHunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of June 30, 2015, the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, are unaudited. The December 31, 2014 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) as required by Regulation S-X, Rule 10-01 have been made to present fairly the financial position at June 30, 2015, and the results of operations for the three and six months ended June 30, 2015 and 2014, changes in stockholders’ equity for the six months ended June 30, 2015, and cash flows for the six month periods ended June 30, 2015 and 2014. Non-recurring adjustments based on generally accepted accounting principles for discontinued operations, assets held for sale, and liabilities associated with assets held for sale have also been made.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2014 Form 10-K. The results of operations for the three and six month period ended June 30, 2015 are not necessarily indicative of the operating results that will occur for the full year.

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

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification 605 (ASC 605 “Revenue Recognition”) and Staff Accounting Bulletin No 104, and accordingly all of the following criteria must be met for revenues to be recognized: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. The majority of the Company’s revenue results from contracts with direct customers and revenues are generated upon performance of contracted services. The Company derives the majority of its revenue from water resource management as it relates to the oil and gas industry, including transportation and disposal of fresh and salt water by Company-owned trucks and/or third-party trucks to customer sites for use in drilling and hydraulic fracturing activities and from customer sites to remove and dispose of flow back and produced water originating from oil and gas wells. Revenues are also generated through fees charged for use of the Company’s disposal wells and from the rental of tanks and other equipment. Transportation and disposal rates are generally based on a fixed fee per barrel of disposal water or, in certain circumstances, transportation is based on an hourly rate. Rates for other services are based on negotiated rates with the Company’s customers and revenue is recognized when the services have been performed. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.

Accounts Receivable

Accounts receivable consists of water disposal, transportation, storage and other revenue from rental of our water storage tanks. We review accounts receivable periodically and reduce the carrying amount with a valuation allowance that reflects our best estimate of the amount that may not be collectible. Any accounts receivable balances that are deemed uncollectable are charged off against the valuation allowance. The Company does not charge interest on past due balances of accounts receivable.

Inventories

Inventory consists of MAG Tank™ panels and is stated at the lower of cost or market. We impair the carrying value of our inventory for discontinued, obsolete, excess and damaged inventory. This impairment is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of future demand, targeted inventory turn rates, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory impairments may be required and, in the event of a major change in strategy or downturn in market conditions, such impairments could be significant. We had no impairment charges for inventory for the six months ended June 30, 2015 and 2014, respectively.

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

Deferred Financing Costs

Costs incurred in connection with issuing debt are capitalized and amortized as an adjustment to interest expense over the term of the debt instrument using the effective interest method.

Impairment of Asset Value

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. We recorded $1.1 million for impairment for our Oklahoma disposal wells in the second half of 2014, which are classified as held for sale as of June 30, 2015.

Repairs and Maintenance

We charge the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to cost of goods and services expenses as these costs are incurred.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Accounting Standards Codification 718 (ASC 718 “Compensation – Stock Compensation”) which requires companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Scholes option pricing model for service and performance based awards. Certain of our grants have performance-based vesting terms. We amortize the fair value of these awards over their estimated vesting terms which are based on both the probability and estimated timing of the achievement of these performance goals. See Note 8 for additional information on our stock-based compensation.

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

●	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets
●

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

●	Level 3 — Significant inputs to the valuation model are unobservable

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value based on a Level 3 fair value measurement. The Company had no assets or liabilities that are being re-measured at fair value at either June 30, 2015 or December 31, 2014.

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

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the six months ended June 30, 2015 and 2014, as their effects would have been anti-dilutive.

	June 30,
	2015	2014
Stock options	14,159,870	14,845,355
Warrants	1,791,677	625,010
Convertible debentures	125,270	60,588
Convertible promissory notes	440,000	605,000
Total	16,516,817	16,135,953

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of June 30, 2015 would be 71,567,029 common shares.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. This guidance relates to the simplification of inventory reporting, specifically for the inventory reporting methods first-in, first-out (FIFO) and the average cost methods of inventory reporting, and this guidance does not apply to the last-in, last-out (LIFO) and retail inventory methods of inventory reporting. This guidance was issued to ease reporting costs and increase comparability between firms using different methods to report their inventory on their financial statements. This guidance is effective for fiscal years after December 15, 2016, and interim periods after December 15, 2017. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and financial statement disclosures.

NOTE 2. LIQUIDITY

Current Plan to Fund Ongoing Operations

On April 15, 2015, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16.0 million to finance capital projects planned for 2015. The initial tranche of loan proceeds was a principal amount of $13.0 million and was funded on May 1, 2015, with an additional tranche of up to $3.0 million of principal available at the request of the borrower for future projects. Per the agreement, the Company has the option to request the additional $3 million during the six months after May 1, 2015, subject to lender approval.

As of June 30, 2015, we had a working capital deficit of $2.6 million. We were not in compliance with a certain existing debt covenant contained in one of our secured debt agreements as of December 31, 2014. However, we obtained a waiver from the lender for the non-compliance with the debt covenant for the years ending December 31, 2014 and December 31, 2015. Additionally, we were not in compliance with certain covenants including a financial debt covenant related to our new senior secured financing agreement at June 30, 2015, mainly due to construction delays, the state regulatory process necessary to finalize the permits on the wells took longer than anticipated, and, to a lesser extent, due to decreases in both our trucking and disposal business in the second quarter related to a significant decrease in flow-back water from a slow-down in hydraulic fracturing activity in our area of operations. We have obtained a waiver of the non-compliance of the covenants from the lender for both the second and third quarters of 2015. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our senior secured credit facility has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. The Company also agreed to temporarily increase its monthly royalty payment as required by the Agreement from $0.10 per each barrel of disposal water to the greater of $0.12 per barrel or five percent of the outstanding balance of the note until certain conditions are met, which include a requirement that the Company raise $2 million in additional equity by the end of 2015. For further explanation, see Note 7, Stockholder’s Equity.

In late 2013, the Company decided to sell all of its disposal wells, properties and equipment located in South Texas and Oklahoma with the exception of a small amount of equipment that we moved to Appalachia and to discontinue operations in both of these areas in order to concentrate its efforts in the higher revenue region of Appalachia. We believe the Appalachian region represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas assets in 2014 and have ceased operations in South Texas. The remaining assets located in Oklahoma continue to be held for sale at June 30, 2015. The Company has recorded impairment of $1.1 million on these Oklahoma assets during the second half of 2014. The assets are being marketed at amounts equal to or in excess of their remaining net book value as of June 30, 2015. We expect to close on our remaining Oklahoma fixed assets during 2015 or in 2016. At that point, we intend to cease operating in Oklahoma.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman and Chief Executive Officer net $1.4 million on the loan. There was an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were repaid by the Company during the first quarter of 2015, leaving $2.0 million available under this facility. The credit facility has currently been extended until June 30, 2016. As this facility is not collaterized, any funding of the facility in the future will be subordinate to the $16 million senior secured credit facility.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration will allow for the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $1.9 million related to selling stock in the six months ended June 30, 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 279,711. The Company may opt to sell additional shares of stock during 2015 based upon financial need, market conditions and other factors. Certain restrictions apply to the use of Form S-3 if the Company fails to pay a monthly dividend on its Series C Cumulative Preferred Stock. The Company did not pay this dividend in July, 2015 and may not pay future dividends. See further explanations in Note 7, Stockholder’s Equity.

The Company has been in the process of adding several new disposal wells, a minimum of four, to its Mills Hunter facility located in Meigs County, Ohio. The majority of this new oilfield brine water injection capacity at the Mills Hunter facility has already been committed to several large E&P companies active in the region. Additionally, the Company will utilize a system of pipelines to connect these wells to the current offload terminal at the Mills Hunter facility, which will enable us to operate these wells at a relatively small incremental increase in cost. The pipeline to the first three of these wells was completed late in the second quarter, and the Company received regulatory approval from the state to begin injecting into these wells on July 24, 2015. Two additional wells at our Mills Hunter facility are near the end of the regulatory process and should begin injecting late in the third quarter of 2015. The Company expects one new additional well, located in West Virginia, to begin operating in late 2015.

Additional projects being funded by the new $16.0 million financing ($13 million of which has been funded) agreement would include, but are not limited to, the purchase of 8 new trucks, 11 new DOT rated 407 trailers, and the building out of infrastructure that will enable us to commence barging operations. We took delivery of the first two new trucks in late July, 2015, and an additional four new trucks in early August, 2015, and we expect delivery of the remaining trucks in late August and early September. The addition of new disposal well capacity and these new trucks, which are billable at rates in excess of traditional fluid hauling trucks, are expected to contribute significant cash flow to the Company’s operations in the last half of 2015. Any contribution to cash in 2015 from barging operations would be dependent upon completion of the required infrastructure, which would likely be late in 2015 at the earliest.

We believe that our ability to successfully compete in the oil field fluids industry depends on many factors, including the location and low cost construction of our planned facilities, execution of our growth strategies, development of strategic relationships, achievement of our anticipated low cost production model, access to adequate capital, proper and meaningful governmental support which may include tax incentives and credit enhancements, and recruitment and retention of experienced management with industry connections and contacts and qualified field personnel.

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months from August 14, 2015, the date these financial statements were issued, and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•

Increased revenue generated from our water management activities, including the newly completed wells and the wells now being completed at our Mills Hunter facility, one additional well located in West Virginia, and the new trucks being delivered in the third quarter of 2015;

•	The expected sale of our remaining Oklahoma wells held for sale at June 30, 2015;
•	Letter of credit guarantee and other financial support from our Chairman;
•

The sale of debt or equity securities under our Form S-3 universal shelf registration subject to certain restrictions and/or a private placement under a schedule S-1. See Note 7, Stockholder’s Equity; and

•	The possible funding of the additional $3 million tranche of our $16 million ($13 million funded) senior secured credit facility, subject to lender approval.

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

The remaining assets located in Oklahoma continue to be held for sale at June 30, 2015. The Company believes the amount for which it will be able to sell these assets is less than previously anticipated. The Company has also had to perform additional work on one of the wells to bring it to a saleable condition. As a result, the Company recorded impairment of $1.1 million on these assets during the second half of 2014. These assets are being marketed at amounts equal to or in excess of their remaining net book value as of June 30, 2015. We expect to close on our remaining Oklahoma fixed assets during the second half of 2015 or in 2016.

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

The following represents selected items from the results of discontinued operations as of the dates indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014
Revenue from discontinued operations	$-	$104,035	$-	$523,385
Gain on settlement of lawsuits	-	1,859,145	-	1,859,145
Gain (loss) on sale of assets	-	822,321	(20,619)	1,141,951
Goodwill impairment	-	-	-	-
Net loss from discontinued operations before taxes	(80,314)	2,429,233	(185,726)	2,299,539
Income tax expense	-	-	-	-
Loss from discontinued operations, net of taxes	(80,314)	2,429,233	(185,726)	2,299,539

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The following is a schedule of our property and equipment, not including assets held for sale, as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Land and improvements	$1,603,798	$1,603,799
Buildings	2,521,511	2,517,869
Water facilities and other property and equipment
Water disposal and handling facilities	12,980,530	12,929,428
Property and equipment not yet in service	6,824,591	4,156,530
Transportation equipment	7,853,695	7,847,948
Other equipment	2,966,396	2,255,672
Furniture, fixtures and other	709,283	697,442
Total facilities and other property and equipment	31,334,495	27,887,020
Total property and equipment	35,459,804	32,008,688
Less: Accumulated depreciation	(9,504,519)	(7,908,411)
Net property and equipment	$25,955,285	$24,100,277

Property and equipment are not subject to depreciation until construction is complete and the assets are placed in service. We ceased depreciation of the assets held for sale as of December 2013 when we committed to the plan to sell these assets. Management reviewed the assets held for sale for impairment purposes at June 30, 2015, and the Company determined that no impairment was necessary in that Management believes that the remaining assets can be sold at or above the remaining net book value of the assets.

NOTE 5. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s asset retirement obligation transactions during the six months ended June 30, 2015 and 2014.

	2015	2014
Asset retirement obligation at beginning of period	$(1,193,566)	$(1,119,249)
Liabilities incurred on new wells	-	(36,441)
Liabilities relieved on retirement of wells	-	80,953
Accretion expense	(63,947)	(58,415)
Asset retirement obligation at end of period	(1,257,513)	(1,133,152)
Less: current portion (1)	(100,100)	(100,100)
Non-current portion of asset retirement obligation (2)	$(1,157,413)	$(1,033,052)

(1)	The total current portion of asset retirement obligation of $100 thousand at June 30, 2015 is associated with assets held for sale.
(2)	The non-current portion of asset retirement obligation at June 30, 2015 includes $169 thousand associated with assets held for sale.

NOTE 6. NOTES PAYABLE

Notes Payable at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Notes payable for insurance premiums due in monthly installments through various dates ending March, 2016, various rates ranging from 4.75% to 6.5% fixed rates	$478,160	$272,776
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, continues in default	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% fixed rate (1)	1,211,747	1,257,629
Notes payable collateralized by equipment due in monthly installments from December 9, 2014 to August 25, 2018, various rates from 4.25% to 15.05% (2)	2,262,752	2,905,137
Note payable collateralized by real estate due in monthly installments though December 28, 2032, 4.25% variable rate	1,026,669	1,046,192
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	962,500	1,237,500
Note payable collateralized by real estate due in monthly installments, maturing September 1, 2026, 6% variable rate	39,663	40,932
Note payable assumed in acquisition collateralized by equipment due in monthly installments, maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	58,648	82,601
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments, maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08%	350,376	427,959
Note payable collateralized by property and equipment due in monthly installments, maturing September 13, 2023, 3.25% variable rate	932,254	980,848
Promissory note to related party interest and principal due March 31, 2015, 13% fixed rate	-	130,000
Notes payable for MAG TankTM financing in 2013, including $200 thousand to related parties, with interest due on the first of each month, and amortizing over the last six months of the notes, maturing on various dates from November 14, 2015 to December 19, 2015, 15% fixed rate	-	1,510,000
Notes payable for MAG TankTM financing in 2014 with interest due on the first of each month and amortizing over the last six months of the loans, maturing on February 28, 2016 and March 14, 2016, 15% fixed rate	-	1,128,025
Senior Secured Financing, collateralized by assets, due in monthly installments 1/60th plus interest, commencing November 1, 2015, maturing May 1, 2018 with final balloon payment, 9% fixed rate (3)	13,000,000	-
	20,412,769	11,109,599
Less: current portion	(4,310,453)	(5,254,915)
Total long-term debt	$16,102,316	$5,854,684

(1)	Note includes debt covenants for which we were not in compliance at December 31, 2014. The lender waived the default provisions related to our non-compliance for 2014 and as of the next measurement period, December 31, 2015.

(2)	Includes notes that contained debt covenants for which we were in compliance with the debt covenants at December 31, 2014 and expect to be in compliance going forward.

(3)

Financing includes debt covenants that we were not in compliance with as of June 30, 2015, and we received a waiver from the lender for both the June 30, 2015 and the September 30, 2015 covenant requirements.

The following table presents the approximate annual maturities based on the calendar year of debt and capital lease obligations as of June 30, 2015:

2015	$1,832,977
2016	4,785,648
2017	4,639,891
2018	7,678,730
2019	162,159
Thereafter	1,313,364
$20,412,769

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

Additionally, the Company has multiple covenants including three specific financial covenants related to the $16 million ($13 million drawn) senior secured financing agreement entered into on April 15, 2015, which includes certain financial ratios that are measured on a quarterly basis. The first of these covenants requires certain maximum ratios between the total outstanding principal balance of the Company’s debt to annualized adjusted net income as defined by the specific covenant starting at 4.0 to 1.0 at June 30, 2015 and decreasing quarterly over the following four quarters to 2.0 to 1.0 by June 30, 2016. The second of these covenants requires a minimum ratio of 1.5 to 1.0 beginning June 30, 2016 between the net book value of certain tangible assets owned by the Company as defined in the specific covenant to net debt, defined as the total principal balance of all debt less cash and cash equivalents. The third covenant requires a minimum ratio between adjusted net income as defined by the specific covenant when compared to certain fixed charges including cash taxes, cash dividends, and all principal and interest payments. The minimum ratio is 1.0 to 1.0 beginning on September 30, 2015 and increases to 1.2 to 1.0 by June 30, 2016. As of June 30, 2015, we were not in compliance with certain covenants, including the first covenant listed above, mainly due to construction delays, the state regulatory process necessary to finalize the permits on the wells took longer than anticipated, and, to a lesser extent, some decrease in both our trucking and disposal business in the second quarter related to a significant decrease in flow-back water from a slow-down in hydraulic fracturing activity in our area of operations. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our senior secured credit facility has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. The Company also agreed to temporarily increase its monthly royalty payment as required by the Agreement from $0.10 per each barrel of disposal water to the greater of $0.12 per barrel or five percent of the outstanding balance of the note until certain conditions are met, which include a requirement that the Company raise $2 million in additional equity by the end of 2015. For further explanation, see Note 7, Stockholder’s Equity.

Notes Payable

In the fourth quarter of 2013, the Company closed on the private placement of approximately $1.5 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 134,211 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. The $1.5 million in notes had a debt discount of $66 thousand and an interest rate of 15%. The net proceeds of the placement were used to fund MAG Panel™ inventory. The Company was unable to repay these notes when due at November, 2014, and they were in default at December 31, 2014. In the first quarter of 2015, the Company reached a new agreement with the holders of $1.1 million of the promissory notes issued in connection with the financing of the production of MAG Tanks to extend the notes for an additional one year period from the original maturity date. The amended notes provide for payments of interest only at an annual rate of 15% through August 14, 2015, and were to be fully amortized for the remainder of the extended notes. $50 thousand of the original $1.5 million in notes were paid in the first quarter of 2015 and the Company converted the remaining $350 thousand of its original promissory notes into common shares based upon the closing price of the Company’s closing stock on the day prior to the holder’s election. The remaining $1.1 million of notes payable at March 31, 2015 were paid in full May 1, 2015.

In the first quarter of 2014, the Company closed on the private placement of approximately $1.1 million of the Company’s Unsecured Term Notes due one year from the date of issuance together with 100,879 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company for $2.25 per share and has an expiration date of five years from the date of issuance. The fair value of these warrants of approximately $42 thousand was recorded as a discount to the notes. The interest rate for the notes is 15%. The net proceeds of the placement funded additional MAG Panel™ inventory. The Company reached a new agreement with the holders of $985 thousand of the promissory notes issued in connection with the financing of the production of MAG Tanks to extend the notes for an additional one year period from the original maturity date. The amended notes provide for payments of interest only at an annual rate of 15% through August 14, 2015, and were to be fully amortized for the remainder of the extended notes. During the first quarter of 2015, the Company converted the remaining $150 thousand of its original promissory notes into common shares based upon the closing price of the Company’s closing stock on the day prior to the holder’s election. The remaining $985 thousand of notes payable at March 31, 2015 were paid in full May 1, 2015.

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

On April 15, 2015, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16.0 million to finance capital projects planned for 2015. Substantially all of the assets of the company have been pledged as collateral under this financing agreement. The initial tranche of loan proceeds was in the principal amount of $13.0 million, with an additional tranche of up to $3.0 million of principal available at the request of the borrower and subject to certain conditions. These notes have a three year maturity and bear interest at an annual rate of 9%. The principal balance amortizes at 1/60th of the original principal amount per month plus accrued but unpaid interest with the balance due at maturity. The agreement provides for an equity kicker via royalty payments to the lender of $0.10 per barrel for all of the Company’s disposal facilities subject to certain limitations and a fixed expiration date. See debt covenant section of this Note for further discussion of the terms and debt covenant requirements of this agreement.

Notes Payable to Related Parties

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman and Chief Executive Officer net $1.4 million on the loan. There was an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were repaid by the Company during the first quarter of 2015, leaving $2.0 million available under this facility. Interest for this note was $3 thousand for both the three and six months ended June 30, 2015 and $49 thousand and $98 thousand for the three and six month periods ended June 30, 2014, respectively. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum. The letter of financial support associated with this note has been extended through June 30, 2016.

As part of the $1.5 million MAG Tank financing, two officers of the Company which collectively represented $200 thousand of the notes and 17,776 of the warrants previously issued. Interest on the MAG Tank loans paid to the officers $8 thousand for the three months ended June 30, 2014, and no interest was paid to officers on this note in the three months ending June 30, 2015. The net proceeds of the placement were intended to fund MAG Panel™ inventory. The notes were in default on December 31, 2014. On January 23, 2015, the Company converted the principal amount of these promissory notes issued to the two officers of the Company to common equity. The total principal amount of $200 thousand was converted into 322,580 shares of common stock.

Convertible Promissory Note Payable to Related Party

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter, a related party through our Chairman, as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137.5 thousand per quarter. Interest expense related to this note was $30 thousand and $40 thousand for the three months ended June 30, 2015 and June 30, 2014, respectively. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share.

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects balances in our outstanding preferred stock, common stock, and treasury stock as of the periods reflected in our financial statements.

	Preferred Stock	Common Stock	Treasury Stock
BALANCE, DECEMBER 31, 2014	1,975,250	35,846,161	8,334
Issued shares of common stock in public offering	-	3,613,045	-
Issued shares of KSOP	-	1,026,745	-
Issued shares for stock compensation		1,040,983
Issued shares for conversion of promissory note	-	743,157	-
BALANCE, JUNE 30, 2015	1,975,250	42,270,091	8,334

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

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of June 30, 2015. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

The Note Purchase Agreement for the Company’s new senior secured credit facility has multiple covenants including three financial covenants. Two of these financial covenants contain ratio calculations that relate our earnings, subject to certain adjustments as defined in the Agreement, to certain other financial metrics. For additional information on these covenants, see the Debt Covenant section of Note 6. The Company was not in compliance with certain covenants at June 30, 2015. As required by the Note Purchase Agreement, the Company did not declare its monthly dividend for July, 2015, due to this non-compliance status. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our senior secured credit facility has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. The Company will continue to monitor its debt covenant compliance and resume paying its dividend as soon as possible subject to the terms of our amended Note Purchase Agreement.

We committed a dividend default by not paying this dividend. Should we commit a dividend default by failing to pay the monthly dividend in full within a quarterly period on the outstanding Series C Cumulative Preferred Stock for four consecutive or non-consecutive quarterly periods (one year), then the preferred stock interest rate increases and the holders acquire certain voting rights. Any monthly defaults that occur during the same calendar quarter count as one default event.

Additionally, due to non-payment of this dividend, the Company is ineligible to use Form S-3 to sell “at the market” securities until we file our Form 10K for our fiscal year 2015. However this does not preclude us from raising capital in private transactions or through a registered offering on Form S-1 filed with the SEC.

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

•

In the fourth quarter of 2014, the Company issued common stock under the new registration statement. The net cash proceeds received upon issuance of 284,046 shares of these securities was approximately $232 thousand through our ATM facility.

•

In the first six months of 2015, the Company issued common stock under the new registration statement. The net cash proceeds received upon issuance of 3,613,045 shares of these securities was approximately $1.9 million.

Due to the failure to pay the July, 2015 dividend on the Series C Cumulative Preferred stock, and the possibility that we will miss future dividend payments, we now have certain restrictions on our use of the Form S-3 filing. See further explanation in the Preferred Stock section of this note.

Common Stock Warrants

The following is a summary of warrant activity for the six months ended June 30, 2015.

	Shares	Weighted Average Exercise Price	Weighted Average Expected Life
Outstanding - Beginning of Period	625,010	$1.87	3.86
Granted	1,166,667	$0.81	1.68
Exercised	-	-	-
Expired	-	$-	-
Outstanding - End of Period	1,791,677	$1.18	2.85
Exercisable - End of Period	1,791,677	$1.18	2.85

In the first quarter of 2015, the Company issued a total of 1,166,667 warrants, which expire in three years from their issue date, with an exercise price of $0.81 in connection with the sale of common stock in a private placement.

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

We recorded share based compensation of approximately $165 thousand and $573 thousand for the three months ended, and $387 thousand and $943 thousand for the six months ended, June 30, 2015 and 2014, respectively, related to vesting of employee common stock options.

As of June 30, 2015 and June 30, 2014, there were $781 thousand and $1.4 million, respectively, of total unrecognized compensation cost related to unvested shares associated with stock options to be recognized. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

The following is a summary of stock option activity during the six months ended June 30, 2015.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000s)
Outstanding - Beginning of Period	14,912,653	$3.29	$109
Granted	-	-	-
Exercised	-	-	-
Cancelled	(752,783)	1.03	-
Outstanding - End of Period	14,159,870	3.42	69
Exercisable - End of Period	12,149,353	$3.80	$-

*The Aggregate Intrinsic Value was calculated using the June 30, 2015 and December 31, 2014 closing stock price of $0.69 and $0.80, respectively.

The following is a summary of stock options outstanding at June 30, 2015:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Exercisable Options
$0.60 - $1.00	4,091,665	7.56	3,106,665
$1.01 - $1.20	1,003,333	7.99	669,999
$1.21 - $1.55	462,500	7.31	254,165
$1.56 - $1.75	2,481,213	7.41	1,997,365
$1.76 - $2.00	1,730,667	4.16	1,730,667
$2.01 - $10.00	3,490,332	1.91	3,490,332
$10.01 - $15.00	43,999	2.66	43,999
$15.01 - $18.00	36,667	2.65	36,667
$18.01 - $20.00	792,828	2.63	792,828
$20.01 - $22.75	26,666	2.88	26,666
	14,159,870		12,149,353

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

An officer of the company chose to receive his 2014 annual bonus in common shares in lieu of cash. 40,983 common shares were issued as of June 30, 2015 to the officer.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Officers’ Benefits

On April 25, 2014, our Board of Directors approved certain officers of the Company to receive benefits pursuant to a change in control in accordance with their job descriptions and responsibilities to the Company, ranging from one year annual salary payment to three years annual salary payment.

Leases

The Company rents property, equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $142 thousand and $738 thousand for the six months ended June 30, 2015 and 2014, respectively.

Purchase Commitments

As of June 30, 2015, the Company had commitments to purchase $1.3 million of major equipment for its water management business, with delivery expected in the third quarter of 2015, of which the majority of this amount relates to the purchase of new trucks, new trailers, and other equipment related to the completion of our Mills Hunter facility.

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

Jose Torres, et al. v. GreenHunter Resources, Inc., GreenHunter Water, LLC et al., in the 130th District Court, Matagorda County, Texas, Cause No. 15-E-0036. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, was killed on December 17, 2013 while working inside a tanker truck on the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to the insurance companies for coverage. The Company has answered the lawsuit.

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

Hunt Guillot and Associates v. GreenHunter Hydrocarbons, LLC, et al., in the Court of Common Pleas of Alleghaney, PA, Case No. GD15-821. Plaintiff sued Defendants for breach of contract regarding the payment of engineering and construction management services related to the engineering and construction of two condensate plants. Defendants have responded to the lawsuit and has begun discovery in this matter.

Quality Lease Rental Service LLC v. GreenHunter Water, LLC. In the 23rd Judicial District in the District Court of Wharton County, Texas, Cause No. 48051 . Plaintiff brought suit against defendant for damages for failure to pay for certain equipment services. The Company is in the process of answering the lawsuit.

Heckmann Water Resources v. GreenHunter Water, in the District Court of Tarrant County, Cause No. 067-277554-15. Plaintiff brought suit against defendant for services rendered in South Texas. The claim is for $18 thousand. The Company has answered the lawsuit.

Excalibur Rentals, Inc. v. GreenHunter Water, LLC et al, in the County Court at Law No. 1 of Victoria County, Cause No. Civ1 – 17263. Plaintiff brought suit against defendant for services rendered in South Texas. The claim is for $8,821.08. The Company has answered the lawsuit.

Elite Toilet Rental, Inc. v. GreenHunter Water, LLC et al, in the County Court at Law No. 2 of Victoria County, Cause No. Civ2 – 17264. Plaintiff brought suit against defendant for services rendered in South Texas. The claim is for $16 thousand. The Company has answered the lawsuit.

NOTE 10. RELATED PARTY TRANSACTIONS

We do business with the various companies listed below, which are either wholly-owned or significantly owned and controlled subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman, is an officer and significant shareholder. Revenues earned from related parties totaled approximately $1.6 million and $1.7 million for the three months ending June 30, 2015 and 2014, respectively, and $ 3.9 million and $3.7 million for the six months ending June 30, 2015 and 2014, respectively.

●	Alpha Hunter Drilling, Inc. for contract services and environmental services
●	Eureka Hunter Pipeline, LLC for water disposal and transportation services
●	Shale Hunter, LLC for water storage tank rental, water disposal and transportation services
●	Virco, Inc. for water disposal and transportation services
●	Triad Hunter, LLC for water storage tank and equipment rental, water disposal and transportation services, environmental services, and MAG Tank™ purchase or rental

Accounts receivable for these entities totaled $1.6 million and $770 thousand at June 30, 2015 and December 31, 2014, respectively.

The Company had an accounts receivable from Pilatus Hunter, a company owned by Mr. Evans, totaling $101 thousand at June 30, 2015.

We paid for air travel services from a company owned by Mr. Evans of $12 thousand and $0 for the three months ended June 30, 2015 and 2014, respectively, and $12 thousand and $19 thousand for the six months ended June 30, 2015 and 2014, respectively.

On February 17, 2012, the Company, through its wholly-owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, and GreenHunter Water, for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water. On December 22, 2014, Triad Hunter entered into an amendment of the agreement dated February 17, 2012 with GreenHunter Water that allowed Triad Hunter to secure long-term water disposal at reduced rates through December 31, 2019. On December 29, 2014, Triad Hunter made a prepayment of $1.0 million towards services to be provided under the amendment. GreenHunter Water will provide a 50% credit for all services until the prepayment amount was used in full early in the second quarter of 2015. As of June 30, 2015, there remained no balance for this credit associated with the prepayment.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman and Chief Executive Officer net $1.4 million on the loan. There was an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were repaid by the Company during the first quarter of 2015, leaving $2.0 million available under this facility. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum. Since this credit facility is not collateralized, any future borrowings under the facility will be subordinate to the $16 million senior secured credit facility. The letter of financial support associated with this note has been extended through June 30, 2016. In association with this loan, the Company issued 107,142 warrants with an exercise price of $0.01 to the Company’s Chairman. The warrants expire five years from the date of issue.

Total related party payables were $77 thousand and $150 thousand at June 30, 2015 and 2014, respectively.

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

Condensed consolidated guarantor financial information for GreenHunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, was as follows:

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of June 30, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$2,990,302	$4,675,846	$584,959	$-	$8,251,107
Intercompany accounts receivable	519,315	(13,069,355)	12,495,048	54,992	-
Property and equipment	2,008,581	22,569,024	2,279,836	(54,9912)	26,802,449
Investment in subsidiaries	19,234,243	4,539,391	(4,466,395)	(19,307,239)	-
Other assets	1,386,651	10,935		-	1,397,586
Total Assets	$26,139,092	$18,725,841	$10,893,448	$(19,307,239)	$36,451,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$4,491,704	$(7,166,094)	$13,427,756	$54,992	$10,808,358
Intercompany accounts payable	(519,315)	13,069,355	(12,495,048)	(54,992)	-
Long-term liabilities	13,783,648	2,916,948	559,133	-	17,259,729
Stockholders' equity	8,383,055	9,905,632	9,401,607	(19,307,239)	8,383,055
Total Liabilities and Stockholders' Equity	$26,139,092	$18,725,841	$10,893,448	$(19,307,239)	$36,451,142

	As of December 31, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$982,029	$5,845,243	$506,153	$-	$7,333,425
Intercompany accounts receivable	22,879,067	35,106	(22,914,173)	-	-
Property and equipment	2,051,636	20,121,388	4,466,618	460,637	27,100,279
Investment in subsidiaries	(7,401,968)	(2,562,993)	29,732,837	(19,767,876)	-
Other assets	8,217	10,936	-	-	19,153
Total Assets	$18,518,981	$23,449,680	$11,791,435	$(19,307,239)	$34,452,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$28,588,224	$10,161,391	$(21,195,187)	$-	$17,554,428
Intercompany accounts payable	(22,879,067)	(35,106)	22,914,173	-	-
Long-term liabilities	2,859,545	3,417,763	670,842	-	6,948,150
Stockholders' equity	9,950,279	9,905,632	9,401,607	(19,307,239)	9,950,279
Total Liabilities and Stockholders' Equity	$18,518,981	$23,449,680	$11,791,435	$(19,307,239)	$34,452,857

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

For the Three Months Ended June 30, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$6,179,223	-	$(1,555,045)	$4,624,178
Expenses	2,548,890	5,616,529	21,707	(1,555,045)	6,632,081
Income (loss) from continuing operations before equity in net income of subsidiaries	(2,548,890)	562,694	(102,020)	-	(2,007,903)
Equity in net income of subsidiaries	460,673	(562,694)	102,021	-	-
Income (loss) from continuing operations before tax	(2,088,217)	-	80,314	-	(2,007,903)
Income tax expense	-	-	-	-	-
Income (Loss) from continuing operations	(2,088,217)	-	80,314	-	(2,007,903)
Loss from discontinued operations, net of tax	-	-	(80,314)	-	(80,314)
Net loss	(2,088,217)	-	-	-	(2,088,217)
Dividends on preferred stock	(1,234,532)	-	-	-	(1,234,532)
Net loss to common stockholders	(3,322,749)	-	-	-	(3,322,749)

	For the Three Months Ended June 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$8,236,312	$-	$(1,364,000)	$6,872,312
Expenses	3,758,587	7,797,402	25,307	(1,388,784)	10,192,512
Income (loss) from continuing operations before equity in net income of subsidiaries	(3,758,587)	438,910	(25,307)	24,784	(3,320,200)
Equity in net income of subsidiaries	2,867,620	(438,910)	(2,454,540)	(24,784)
Income (loss) from continuing operations before tax	(890,967)	-	(2,479,847)	-	(3,320,200)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(890,967)	-	(25,307)	-	(3,320,200)
Income from discontinued operations, net of tax	-	-	2,429,233	-	2,429,233
Net income (loss)	(890,967)	-	-	-	(890,967)
Dividends on preferred stock	(1,250,000)	-	-	-	(1,250,000)
Net loss to common stockholders	$(2,140,967)	$-	-	$-	$(2,140,967)

	For the Six Months Ended June 30, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$12,988,702	$-	$(3,217,411)	$9,771,291
Expenses	4,113,338	12,195,513	43,282	(3,217,411)	13,134,722
Income (loss) from continuing operations before equity in net income of subsidiaries	(4,113,338)	793,189	(43,282)	-	(3,363,431)
Equity in net income of subsidiaries	564,181	(793,189)	229,008	-	-
Income (loss) from continuing operations before tax	(3,549,157)	-	185,726	-	(3,363,431)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(3,549,157)	-	185,726	-	(3,363,431)
Loss from discontinued operations, net of tax	-	-	(185,726)	-	(185,726)
Net loss	(3,549,157)			-	(3,549,157)
Dividends on preferred stock	(2,469,062)	-	-	-	(2,469,062)
Net loss to common stockholders	(6,018,219)	-	-	-	(6,018,219)

	For the Six Months Ended June 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$19,412,844	-	$(4,061,995)	$15,350,849
Expenses	5,848,338	18,125,687	42,279	(4,086,755)	19,929,549
Income (loss) from continuing operations before equity in net income of subsidiaries	(5,848,338)	1,287,157	(42,279)	24,760	(4,578,700)
Equity in net income of subsidiaries	3,569,177	(1,287,157)	(2,257,260)	(24,760)	-
Income (loss) from continuing operations before tax	(2,279,161)	-	(2,299,539)	-	(4,578,700)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(2,279,161)	-	(2,299,539)	-	(4,578,700)
Income (loss) from discontinued operations, net of tax	-	-	2,299,539	-	2,299,539
Net income (loss)	(2,279,161)	-	-	-	(2,279,161)
Dividends on preferred stock	(2,499,999)	-	-	-	(2,499,999)
Net loss to common stockholders	$(4,779,160)	$-	-	$-	$(4,779,160)

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$(6,818,065)	$5,927,144	$(1,415,332)	$(515,628)	$(2,822,421)

Cash flow from investing activities	(9,286)	(5,370,411)	1,518,138	515,628	(3,345,931)

Cash flow from financing activities	8,598,425	(690,977)	(102,806)	-	7,767,142
CHANGE IN CASH	1,770,534	(134,244)	-	-	1,636,290
CASH, beginning of period	341,654	54,625	-	-	396,279
CASH, end of period	$2,112,188	$(79,619)	$-	$-	$2,032,569

	For the Six Months Ended June 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$2,835,863	$2,158,104	$(9,191,126)	$24,784	$(4,172,375)
Cash flow from investing activities	(122,000)	(1,087,226)	9,483,029	(24,784)	8,249,019
Cash flow from financing activities	(1,614,035)	(905,150)	(337,001)	-	(2,856,186)
CHANGE IN CASH	1,099,828	165,728	(45,098)	-	1,220,458
CASH, beginning of period	1,480,942	(223,183)	45,098	-	1,302,857
CASH, end of period	$2,580,770	$(57,455)	$-	$-	$2,523,315

NOTE 13. SUBSEQUENT EVENTS

In late July, 2015 two new Class II salt-water disposal wells at our Mills Hunter facility became operational. These two new wells allow disposal of an additional at least 6,000 more barrels per day.

At June 30, 2015, the Company was in non-compliance with certain debt covenants related to its senior secured financing agreement, mainly due to delays in obtaining new revenue producing salt water disposal assets. Subject to the original terms of the Company’s senior securing financing agreement, the Company did not declare its monthly dividend in July of 2015 due to non-compliance with certain of the Agreement’s debt covenants. Subsequent to June 30, 2015, the lender granted a waiver to the Company for non-compliance of these covenants for both the second and third quarters of 2015. In exchange for this waiver, the Company has agreed to certain amendments to the Note Purchase Agreement including but not limited to an agreement that only after the Company has been in compliance with all debt covenants for two consecutive quarters can the Company resume paying dividends on its Series C Preferred Stock subject to certain other requirements.

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

In late 2013, the Company decided to cease operations in other areas outside of the Appalachian Region and classified its oil and gas service related assets located in other areas as held for sale at December 31, 2013 including disposal wells, trucking assets and other assets in South Texas and it disposal wells in Oklahoma. During 2014, the Company sold all of its assets in South Texas except for a small amount of equipment that was transferred to Appalachia. The disposal wells in Oklahoma remain held for sale at June 30, 2015.

GreenHunter Water

At June 30, 2015, GreenHunter Water operated nine disposal wells strategically located in the Appalachian Region. Two of these wells are located at our Mills Hunter facility in Meigs County, Ohio. The Company has been in the process of adding four additional wells at the Mills Hunter facility including building a pipeline to connect the new wells to the current offload terminal at the facility. Late in the second quarter of 2015 the Company completed the pipeline to the first two of these wells and received state regulatory approval to begin injecting into these wells on July 24, 2015. The remaining two wells are in the final stages of regulatory approval and we expect these wells to be operational late in the third quarter of 2015. With the addition of these four new wells, the total down-hole injection capacity of all of our Appalachian Class II salt water disposal wells will more than double, increasing our disposal capacity to approximately 32,000 barrels per day. Since these wells are connected to our current offload facilities by the new pipeline, the wells are expected to operate at a relatively small incremental cost which should positively impact the Company’s disposal margins.

In addition to the four new wells at our Mills Hunter facility, the Company is currently in the final stage of completing and obtaining regulatory approval for an additional well in West Virginia in our service area that we expect to be operating before the end of 2015.

The Mills Hunter terminal is located along the Ohio River. It is our intention to continue to develop the facility during the remainder of 2015 to include barge unloading capabilities. Over the last couple of years, the Company has acquired or leased various sites along the Ohio River in Appalachia in anticipation of the use of barges as a low cost method of hauling fluids. We anticipate initiating barge hauling services in late 2015 or early 2016 as we complete the addition of the new disposal wells at the Mills Hunter facility, develop the barge offload infrastructure at Mills Hunter and develop the infrastructure at our various other leased sites.

GreenHunter Water also operates a fleet of 37 trucks located in Appalachia that are used to transport fluids to disposal and water treatment sites. Included in this total is a growing fleet of transport trucks and U.S. Department of Transportation (“DOT”) rated 407 trailers for hauling hydrocarbons and water with the presence of hydrocarbons. We believe growing our fleet by adding additional trucks and DOT rated 407 trailers will be key in giving us the advanced water hauling capabilities required by our customers in much of the Appalachian Region. In addition, we can bill a higher rate per hour for these trucks when compared to more traditional water hauling trucks. In much of 2014, we relied heavily on less profitable third party trucking companies for much of our water hauling needs. The Company ceased to use third party trucking in 2015. The Company had 8 new trucks on order at June 30, 2015. The first two of these trucks were delivered in late July of 2015 with the remainder of the trucks expected to be delivered by the end of August. We expect to be able to charge higher hourly rates on these new trucks, which should increase our trucking margin.

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

GreenHunter Hydrocarbons

GreenHunter Hydrocarbons, LLC offers transportation of hydrocarbons (oil, condensate, and NGLs) utilizing our trucks and new DOT rated 407 trailers. We plan to offer storage, processing, and marketing of hydrocarbons (oil, condensate, and NGLs) in the Appalachian Region, leveraging off of our existing asset base and infrastructure, which includes up to six different barge terminal locations presently owned or leased by GreenHunter Resources.

In 2014, the Company announced plans to construct three pipelines that will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively, with the point of delivery being along the Ohio River. We expect to deliver the hydrocarbons by barge to the purchasers, as well as deliver the waste water by barge to our disposal wells. We also expect the use of the pipelines and barges to substantially reduce the cost of transporting these products and give us a significant competitive advantage in both areas. In mid-2014, the Company signed a definitive agreement with a third party to construct these pipelines with funding to be provided by the third party. The third party was unable to provide the financing by the August 30, 2014 deadline. The Company will need to secure additional capital in order to initiate this plan and has found investors with a high level of interest in financing the pipeline project. We are currently exploring opportunities with several interested parties to secure this capital. At such time as we have financing in place, we will begin construction of the pipelines.

Other

On July 22, 2014, the Company announced that it has filed with the Internal Revenue Service a request for a ruling that income derived by a newly formed Limited Partnership (“MLP”) from the handling of fluid, storage, treatment and disposal services, frac tank rental, water monitoring services, and environmental remediation services that constitute a part of the exploration, developmental, mining, processing, refining and transportation of natural resources will in fact constitute “Qualified Income” under certain sections of the Internal Revenue Code of 1986, as amended. Management and the Board have determined that utilizing an MLP structure will be the most efficient way to fund our future capital needs. The Internal Revenue Service discontinued issuing letter rulings related to MLPs as it considered new guidelines related to the issuing of these rulings, but the pause was lifted as of March 6, 2015, and we anticipate receiving a ruling after the associated regulations are issued. We received a letter from the Internal Revenue Service dated April 1, 2015 requesting additional information concerning our business operations, which we provided.

Current Plan to Fund Ongoing Operations

On April 15, 2015, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16.0 million to finance capital projects planned for 2015. The initial tranche of loan proceeds was in the principal amount of $13.0 million and was funded on May 1, 2015, subject to customary conditions, with an additional tranche of up to $3.0 million of principal available at the request of the borrower and subject to certain conditions. The funds are available for the six months after May 1, 2015, subject to the lender’s approval. The Company expects to borrow these additional funds if it finds projects that will produce a suitable return when compared to the cost of the funds borrowed.

As of June 30, 2015, we had a working capital deficit of $2.6 million. We were not in compliance with a certain existing debt covenant contained in one of our secured debt agreements as of December 31, 2014. However, we obtained a waiver from the lender for the non-compliance with the debt covenant for the years ending December 31, 2014 and December 31, 2015. Additionally, we were not in compliance with certain covenants including a financial debt covenant related to our new senior secured financing agreement at June 30, 2015, mainly due to construction delays, the state regulatory process necessary to finalize the permits on the wells took longer than anticipated, and, to a lesser extent, due to decreases in both our trucking and disposal business in the second quarter related to a significant decrease in flow-back water from a slow-down in hydraulic fracturing activity in our area of operations. We have obtained a waiver of the non-compliance of the covenants from the lender for both the second and third quarters of 2015. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our senior secured credit facility has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. The Company also agreed to temporarily increase its monthly royalty payment as required by the Agreement from $0.10 per each barrel of disposal water to the greater of $0.12 per barrel or five percent of the outstanding balance of the note until certain conditions are met, which include a requirement that the Company raise $2 million in additional equity by the end of 2015. For further explanation, see Note 7, Stockholder’s Equity.

In late 2013, the Company decided to sell all of its disposal wells, properties and equipment located in South Texas and Oklahoma with the exception of a small amount of equipment that we moved to Appalachia and to discontinue operation in both of these areas in order to concentrate its efforts in the higher revenue region of Appalachia. We believe the Appalachian region represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas assets in 2014 and have ceased operations in South Texas. The remaining assets located in Oklahoma continue to be held for sale at June 30, 2015. The Company has recorded impairment of $1.1 million on these Oklahoma assets during the second half of 2014. The assets are being marketed at amounts equal to or in excess of their remaining net book value as of June 30, 2015. We expect to close on our remaining Oklahoma fixed assets in the second half of 2015 or in 2016. At that point, we intend to cease operating in Oklahoma.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million. During the year ended December 31, 2013, the Company borrowed $1.5 million under a promissory note related to this credit facility. In 2014, the Company paid our Chairman and Chief Executive Officer net $1.4 million on the loan. There was an outstanding balance of $130 thousand as of December 31, 2014. The remaining principal and interest were subsequently repaid by the Company, leaving $2.0 million available under this facility. The credit facility has currently been extended until June 30, 2016. Since this credit facility is not collateralized, any future borrowing under the facility will be subordinate to the $16 million senior secured credit facility.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration will allow for the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $1.9 million related to selling stock in the six months ended June 30, 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 279,711. The Company may opt to sell additional shares of stock during 2015 based upon financial need, market conditions and other factors. Certain restrictions apply to the use of Form S-3 if the Company fails to pay a monthly dividend on its Series C Cumulative Preferred Stock. The Company did not pay this dividend in July, 2015 and may not pay future dividends. See further explanations in Note 7, Stockholder’s Equity.

On July 24, 2015, the Company received regulatory approval to begin injecting into two new wells at our Mills Hunter facility located in Meigs County, Ohio. Two additional wells at this facility are in the final stages of completion and regulatory approval and should commence operations late in the third quarter of 2015. All of these wells are connected by a pipeline to our current offload terminal in the Mills Hunter facility. This increase in capacity is in line with earlier projections made by the Company to double injection capacity by the second half of 2015. The addition of these wells will bring GreenHunter’s SWD well count up to 13 in the Appalachia Basin, with a new total daily injection capacity exceeding 32,000 barrels per day. The majority of this new oilfield brine water injection capacity at the Mills Hunter facility has already been committed to several large E&P companies active in the region. Since these new wells utilize existing offload facilities that connect to the wells via the new pipeline, the Company will experience a relatively small amount of incremental cost to operate these new wells and expects a significant increase in cash flows during the second half of 2015. In addition to the four new wells at the Mills Hunter facility, the Company expects to add an additional well in West Virginia during the last half of 2015.

Additional projects that are being funded by the financing arrangement would include, but are not limited to, the purchase of 8 trucks and DOT rated 407 trailers and the building out of infrastructure that will enable us to commence barging operations. The Company took delivery of two of these new trucks in late July, 2015 and expects delivery of the remaining six trucks by the end of August or early September. The addition of these new trucks, which are billable at rates in excess of traditional fluid hauling trucks, is expected to contribute incremental cash flow to the Company’s operations in the last half of 2015. Any contribution to cash in 2015 from barging operations would be dependent upon completion of the required infrastructure, which will likely be during the latter part of 2015 or in early 2016.

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

We anticipate having sufficient cash reserves to meet all of our anticipated operating obligations for the next twelve months and having available funds necessary for some of our growth projects in Appalachia from the following sources:

•

Increased cash flow from our water management activities including the two newly completed wells and the three wells expected to be completed during the last half of 2015, the new trucks being delivered in the third quarter of 2015, and barging activities expected to commence in late 2015 or early 2016.

•	The expected sale of our remaining Oklahoma wells held for sale at June 30, 2015;
•	Letter of credit guarantee from our Chairman;
•

The sale of debt or equity securities under our Form S-3 universal shelf registration subject to certain restrictions and/or a private placement under a schedule S-1. See Note 7, Stockholder’s Equity; and

•	Possible funding of the remaining $3 million of the $16.0 million senior secured financing which the Company entered into with private lenders on April 15, 2015, subject to lender approval.

Our ability to fund all of our planned capital expenditures is largely dependent on the Company’s ability to secure additional new capital. Management believes that the steps we have taken to significantly improve our working capital position will enhance the prospect of seeking additional capital through a number of different sources. However, there can be no assurance that the Company will be successful in raising sufficient capital to fund the development of our water management business and associated ventures or that we will generate sufficient cash flow to fund our ongoing operating cash flow needs, in which case, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available; however, we have been successful in achieving at least market value for the non-core assets sold to date.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014:

The following table summarizes results from continuing operations for the three months ended June 30, 2015 and 2014:

	2015	2014	Change	Change %
Revenues:
Water disposal revenue	$2,896,046	$3,330,611	$(434,565)	(13.0%)
Water disposal fees - take or pay	3,284	200,859	(197,575)	(98.4%)
Internal transportation revenue	1,527,776	1,912,344	(384,568)	(20.1%)
Third party trucking revenue	-	908,852	(908,852)	(100.0%)
Environmental services revenue	1,794	24,330	(22,536)	(92.6%)
MAG Tank™ revenue	-	86,142	(86,142)	(100.0%)
Skim oil revenue	59,870	180,669	(120,799)	(66.9%)
Storage rental revenue and other	135,408	228,505	(93,097)	(40.7%)
Total revenues	4,624,178	6,872,312	(2,248,134)	(32.7%)
Direct cost of goods and services provided:
Water disposal expense	1,486,636	2,200,913	(714,277)	(32.5%)
Internal transportation expense	923,096	1,560,745	(637,649)	(40.9%)
Third party trucking expense	-	1,023,941	(1,023,941)	(100.0%)
Environmental services expense	190,403	74,567	115,836	155.34%
MAG Tank™ expense	40,123	118,426	(78,303)	(66.1%)
Other expense	3,907	1,741	2,166	124.4%
Total direct cost of goods and services provided	2,644,165	4,980,333	(2,336,168)	(46.9%)
Margin (1)	1,980,013	1,891,979	88,034	4.7%
Margin %	42.8%	27.5%
Depreciation and accretion expense	833,992	729,158	104,834	14.4%
Selling, general and administrative	1,634,012	2,086,278	(452,266)	(21.7%)
Stock Based Compensation	1,101,401	2,234,403	(1,133,002)	(50.7%)
Loss on sale of assets	34,870	8,970	25,900	288.7%
Gain on settlements	(1,621)	(133,554)	131,933	(98.8%)
Interest and other Expense	385,262	286,924	(98,338	34.3%
Operating loss	$(2,007,903)	$(3,320,200)	$1,312,297	39.5%
Operating metrics:
Water disposal barrels	854,085	1,123,224	(269,139)	(24.0%)
Water disposal revenue / barrel	$3.39	$3.14	$0.25	8.0%
Water disposal expense / barrel	$1.74	$1.96	$(0.22)	(11.2%)
Internal transportation hours	14,816	17,374	(2,558)	(14.7%)
Internal transportation revenue / hour	$103.12	$110.07	$(6.95	6.3%
Internal transportation expense / hour	$62.30	$89,83	$(27.53)	(30.6%)
Third party trucking hours	-	10,234	(10,234)	(100.0%)
Third party trucking revenue / hour	$-	$88.81	$(88.81)	(100.0%)
Third party trucking expense / hour	$-	$100.05	$(100.05)	(100.0%)

 (1)         Margin is defined as revenues less direct cost of goods and services provided, excluding the following: depreciation and accretion; impairment; selling, general and administrative expense; and gains and/or losses on asset sales and settlements.

Total Revenues

The 13% decrease in disposal revenue related to continuing operations was mainly due to a decrease in both capacity and volumes. During 2014, and subsequent to the first quarter of 2014, the Company had down-hole issues with three of its disposal wells. Of the three, two are currently not operating and one is operating at half capacity. The Company has not had the capital to repair the problems with these wells up to this point. As capital has become available, management has chosen in the short-run to focus its resources on new wells rather than repairing these wells. Otherwise, the remaining six wells were at or near full capacity during the second quarter of 2015. Additionally, some of the decrease was due to a reduction in flow-back water received for disposal in the current quarter due to a reduction in hydraulic fracturing and new well completion in our service area caused by somewhat depressed natural gas prices.

The decrease in internal transportation revenue is due to a general decline in drilling, hydraulic fracturing, and completion of new wells in our service area which has resulted in less flow-back water to be hauled and disposed of.

The decrease in both third party trucking hours and revenue was due to not using third party trucking in the second quarter of 2015. The Company was losing money using third party trucking and has decided not to use them at this time.

Environmental services was a new business in 2014. Its revenue has not been increasing due to the Company’s lack of working capital to acquire the equipment needed to grow this business. We believe this business represents a significant opportunity and we intend to try to grow this business as working capital becomes available to do so.

MAG Tank™ revenue in the second quarter of 2014 was related to charges for moving previously sold. We had no revenue from moving MAG Tanks™ in the second quarter of 2015due to a decline in hydraulic fracturing. MAG Tanks™ are primarily used for temporary storage of water needed in the hydraulic fracturing process.

Skim oil revenue decreased approximately 67% from the three months ending June 30, 2014 and 2015. Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that is mixed with the water and is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil sales are determined by the quantity of oil in the waste stream delivered to our facilities and the price per barrel of oil, over which we have no control.

Direct Cost of Goods and Services Provided

Our costs from continuing operations related to water disposal decreased over 32% in the second quarter of 2015 compared to the same quarter in 2014 compared to only a 13% decrease in revenue for the same periods. This incremental decrease is due to one new well that was added late in the first quarter of 2014 that was connected to our existing Mills Hunter offload facility by pipeline, which resulted in only a small incremental increase in expenses. The Company expects to see similar efficiencies as it adds additional wells by pipeline to the same offload facility during the third quarter of 2015. Additionally, the Company has had ongoing efforts to cut costs and operate as efficiently as possible.

Our costs from continuing operations related to internal trucking decreased by roughly 41% in the second quarter of 2015 when compared to the second quarter of 2014. This decrease was partly due to a 15% decrease in trucking hours. Additionally, fuel costs were lower in the first six months of 2015 compared to the same period in 2014 due to the decline in the price of oil and the related effect on diesel fuel prices between the two periods. Management has successfully focused on reducing trucking costs during 2015 to increase margins.

Our third party trucking expense was $0 in the first six months of 2015 due to our decision to no longer use third party trucking at this time because it is not profitable.

Environmental Services expenses increased in the second quarter 2015 compared to the same quarter in 2014 mainly because the Company uses the Environmental Services to perform service work on its own facilities and equipment since the cost is lower when compared to using outside vendors. We recognize no revenue for this internal work. Thus, even though the expenses in this area are substantially higher than its revenue, we believe the Company benefits from being able to perform these services internally.

MAG Tank™ expense was lower in the second quarter of 2015 compared to the second quarter of 2014 due to a decrease in demand to move previously sold or rented MAG Tanks™ in the current quarter.

Depreciation and Accretion Expense

Depreciation and accretion expense increased mainly due normal maintenance of capital expenditures placed in service over the last year.

Selling, General and Administrative Expense

The following is a schedule of our selling, general and administrative expense for the three months ended June 30,:

	2015	2014	Variance	Change %
Personnel and related costs	$936,162	$1,410,160	$(473,998)	(33.6%	)
Stock based compensation	1,101,401	2,259,671	(1,158,270)	(51.3%	)
Office and related costs	278,811	277,794	1,017	0.4%
Travel, selling, and marketing	83,790	60,172	23,618	39.3%
Professional fees	291,183	224,176	67,007	29.9%
Taxes and permits	44,066	88,708	(44,642)	(50.3%	)
Total	$2,735,413	$4,320,681	$(1,585,268)	(36.7%	)

Selling, general and administrative expense (“SG&A”) decreased 37% at June 30, 2015, as compared to the same quarter in 2014. This decrease was mainly due to two things. First, we had decreased stock based compensation expense due to a stock grant to the Company’s chairman and other senior officers in the second quarter 2014 compared to smaller grants in the same period of 2015 and due to a substantial number of options that became fully vested in 2014, and thus are no longer being expensed. Secondly, the Company has made a concentrated and successful effort to cut administrative personnel costs in the last year. We believe we can grow our business substantially with little additional increase in SG&A expense and thus, we do not expect any substantial growth in SG&A for the remainder of 2015.

We expect overall stock based compensation expense to increase in future periods as we continue to expand our personnel necessary to grow our water management business.

Operating Loss

The decrease in operating loss of almost 40%, from $3.3 million to $2.0 million in the three months ending June 30, 2014 and 2015, respectively, was mainly due to the decline in stock compensation expense.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014:

The following table summarizes results from continuing operations for the six months ended June 30, 2015 and 2014:

2015		2014	Change	Change %
Revenues:
Water disposal revenue	$6,012,915	$6,898,438	$(885,523)	(12.8%	)
Water disposal fees - take or pay	10,523	404,360	(393,837)	(97.4%	)
Internal transportation revenue	3,189,299	3,478,319	(289,020)	(08.3%	)
Third party trucking revenue	-	2,777,371	(2,777,371)	(100.0%	)
Environmental services revenue	29,366	14,172	15,194	107.2%
MAG Tank™ revenue	119,587	886,142	(766,555)	(86.5%	)
Skim oil revenue	137,502	520,888	(383,386)	(73.6%	)
Storage rental revenue and other	272,099	371,159	(99,060)	(26.7%	)
Total revenues	9,771,291	15,350,849	(5,579,558)	(36.3%	)
Direct cost of goods and services provided:
Water disposal expense	3,309,253	4,543,543	(1,234,290)	(27.2%	)
Internal transportation expense	2,166,591	2,944,251	(777,660)	(26.4%	)
Third party trucking expense	-	2,869,353	(2,869,353)	(100.0%	)
Environmental services expense	383,679	74,567	309,112	414.5%
MAG Tank™ expense	171,316	551,581	(380,265)	(68.9%	)
Other expense	9,184	26,673	(17,489)	(65.6%	)
Total direct cost of goods and services provided	6,040,023	11,009,968	(4,969,945)	(45.1%	)
Margin (1)	3,731,268	4,340,881	(609,613)	(14.0%	)
Margin %	38.2%	28.3%
Depreciation and accretion expense	1,654,574	1,493,142	161,431	10.8%
Selling, general and administrative	3,370,029	4,167,388	(797,359)	(19.1%	)
Stock Based Compensation	1,521,770	2,603,812	(1,082,042)	(41.6%	)
(Gain) loss on sale of assets	(11,480)	65,198	(76,678)	(117.6%	)
Gain on settlements	(35,786)	(133,554)	97,768	(73.2%	)
Interest and other Expense	595,592	723,595	(128,003)	(17.7%	)
Operating loss	$(3,363,431)	$(4,578,700)	$1,215,269	26.5%
Operating metrics:
Water disposal barrels	1,728,666	2,122,287	(393,621)	(18.5%	)
Water disposal revenue / barrel	$3.48	$3.44	$0.04	1.2%
Water disposal expense / barrel	$1.91	$2.14	$(0.23)	(10.8%	)
Internal transportation hours	31,201	36,596	(5,395)	(14.7%	)
Internal transportation revenue / hour	$102.22	$95.05	$7.17	7.5%
Internal transportation expense / hour	$69.44	$80.45	$(11.01)	(13.7%	)
Third party trucking hours	-	31,121	(31,121)	(100.0%	)
Third party trucking revenue / hour	$-	$89.24	$(89.24)	(100.0%	)
Third party trucking expense / hour	$-	$92.20	$(92.20)	(100.0%	)

  (1)        Margin is defined as revenues less direct cost of goods and services provided, excluding the following: depreciation and accretion; impairment; selling, general and administrative expense; and gains and/or losses on asset sales and settlements.

Total Revenues

The 13% decrease in disposal revenue related to continuing operations was mainly due to a decrease in both capacity and volumes. During 2014, and subsequent to the first quarter of 2014, the Company had down-hole issues with three of its disposal wells. Of the three, two are currently not operating and one is operating at half capacity. The Company has not had the capital to repair the problems with these wells up to this point. As capital has become available, management has chosen in the short-run to focus its resources on new wells rather than repairing these wells. Otherwise, the remaining six wells were at or near full capacity during the second quarter of 2015. Additionally, some of the decrease was due to a reduction in flow-back water received for disposal in the current quarter due to a reduction in hydraulic fracturing and new well completion in our service area caused by somewhat depressed natural gas prices.

The decrease in transportation revenue is due to a decline by 15% in trucking hours, mainly caused by limited flow-back water to be hauled, particularly in the second quarter of 2015.

The decrease in both third party trucking hours and revenue was due not using third party trucking in the second quarter of 2015. The Company was losing money using third party trucking and has decided not to use them at this time.

Environmental services was a new business in 2014. Its revenue has not been increasing due to the Company’s lack of working capital to acquire the equipment needed to grow this business. We believe this business represents a significant opportunity and we intend to try to grow this business as working capital becomes available to do so.

The decrease in MAG Tank™ revenue was mainly due to the sale of a tank in the first six months of 2014 with no comparable sale in the same period of 2015. The revenue in the first quarter of 2015 was related to charges for moving previously sold tanks and from the Company’s first rental of a MAG Tank™ beginning late in the first quarter of 2015.

Skim oil revenue decreased from 74% in the first half of 2015 compared to the first half of 2014. Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that is mixed with the water and is hauled to our disposal tanks. The oil floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil sales are determined by the quantity of oil in the waste stream delivered to our facilities and the price per barrel of oil, over which we have no control.

Direct Cost of Goods and Services Provided

Our costs from continuing operations related to water disposal decreased by over 27% in the second quarter of 2015 compared to the same quarter in 2014 compared to only a 13% decrease in revenue and a 19% decrease in volumes for the same periods. This incremental decrease is partly due to one new well that was added late in the first quarter of 2014 that was connected to our existing Mills Hunter offload facility by pipeline, which resulted in only a small incremental increase in expenses. The Company expects to see similar efficiencies as it adds additional wells by pipeline to the same offload facility during the last half of 2015. Additionally, the Company has ongoing efforts to cut costs and operate as efficiently as possible, which contributed to the decrease.

Our costs from continuing operations related to internal trucking decreased by roughly 26% in the first half of 2015 when compared to the same period in 2014. This decrease was mainly due to a 15% decrease in trucking hours. Additionally, fuel costs were lower in the second quarter of 2015 compared to the same quarter in 2014 due to the decline in the price of oil and the related effect on diesel fuel prices between the two periods. Additional efficiencies due to management’s efforts to decrease costs over the last year also contributed to the decrease.

Our third party trucking expense was $0 in the second quarter of 2015 due to our decision to no longer use third party trucking at this time because it is not profitable.

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

MAG Tank™ expense was mainly lower in 2015 due to the cost of inventory expensed in the first half of 2014 related to the sale of a tank with no corresponding sale in the first half of 2015.

Depreciation and Accretion Expense

Depreciation and accretion expense increased mainly due to more disposal wells and internal trucks in service for the first half of 2015 compared to the same period in 2014. Additionally, various capital additions were routinely placed in service over the last year in the normal course of business.

Selling, General and Administrative Expense

The following is a schedule of our selling, general and administrative expense for the six months ended June 30,:

	2015	2014	Variance	Change %
Personnel and related costs	$2,016,998	$2,617,096	$(600.098)	(22.9%	)
Stock based compensation	1,521,770	2,660,391	(1,138,621)	(42.8%	)
Office and related costs	563,496	637,517	(74,021)	(11.6%	)
Travel, selling, and marketing	175,359	161,762	13,597	8.4%
Professional fees	513,020	555,116	(42,096)	(07.6%	)
Taxes and permits	101,156	139,318	(38,162)	(27.4%	)
Total	$4,891,799	$6,771,200	$(1,879,401)	(27.8%	)

Selling, general and administrative expense (“SG&A”) 28% in the first half of 2015 compared to the same period in 2014. Most of this decrease was related to a large stock grant to our chairman and other senior officers in the first half of 2014 compared to much smaller grants in the same period of 2015, which is reflected as stock compensation expense in the table above. Additionally, stock option expense was lower due to several large grants that became fully vested in the prior year which also decreased stock compensation expense. Other significant decreases in personnel and office related costs are related to management’s efforts to cut costs over the last year. We believe we can grow our business substantially with little additional increase in SG&A expense and thus, we do not expect any substantial growth in SG&A for the remainder of 2015.

We expect overall stock based compensation expense to increase in future periods as we continue to expand our personnel necessary to grow our water management business.

Operating Loss

The decrease in operating loss of over 26%, from $4.5 million to $3.4 million in the six months ending June 30, 2014 and 2015, respectively, was mainly due to increasing operating margins directly related to management’s ongoing efficiency improvements, and to the reductions in both stock compensation and other selling, general, and administrative costs.

Liquidity and Capital Resources

Overview

Through the first six months of 2015, we generally relied upon cash generated from operations, our new $13.0 million senior secured credit facility, proceeds from the sale of securities in the capital markets and through private stock placements to fund our business. Our ability to fund our ongoing operations, our planned capital expenditures and our potential acquisitions depends on our future operating performance, our continued ability to borrow under the credit facility arrangement with our Chairman / Interim Chief Executive Officer, and potential funding of the remaining unfunded $3 million of our new $16 million senior secured financing facility that was closed early in the second quarter of 2015.

As of June 30, 2015, our working capital deficit was reduced to $2.6 million. Our future capital resources and liquidity depend on our ability to continue to grow our transportation and disposal operations.

We were not in compliance with a certain existing debt covenant contained in one of our secured debt agreements as of December 31, 2014. However, we obtained a waiver from the lender for the non-compliance with the debt covenant for the years ending December 31, 2014 and December 31, 2015. Additionally, we were not in compliance with certain covenants including a financial debt covenant related to our new senior secured financing agreement at June 30, 2015, mainly due to construction delays, the state regulatory process necessary to finalize the permits on the wells took longer than anticipated, and, to a lesser extent, due to decreases in both our trucking and disposal business in the second quarter related to a significant decrease in flow-back water from a slow-down in hydraulic fracturing activity in our area of operations. We have obtained a waiver of the non-compliance of the covenants from the lender for both the second and third quarters of 2015. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our senior secured credit facility has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. The Company also agreed to temporarily increase its monthly royalty payment as required by the Agreement from $0.10 per each barrel of disposal water to the greater of $0.12 per barrel or five percent of the outstanding balance of the note until certain conditions are met, which include a requirement that the Company raise $2 million in additional equity by the end of 2015.For further explanation, see Note 7, Stockholder’s Equity.

Cash Flow and Working Capital

As of June 30, 2015, we had cash and cash equivalents of approximately $2 million and a working capital deficit of $2.6 million as compared to cash and cash equivalents of $2.5 million and a working capital deficit of $4.4 million as of June 30, 2014. The cause of the decreases in cash and cash equivalents and increase in the working capital deficit of are due to the activities described below.

Cash flows from both continuing operations and discontinued operations are included in the Company’s Statement of Cash Flows.

Operating Activities

During the first six months of 2015 and 2014, operating activities used $2.8 million and $4.2 million, respectively. As cash flows from operating activities may not be sufficient to meet our operating needs in the near term, we may have to rely on other sources of cash. We expect increases in cash flows from new assets placed in service during the last half of 2015 to improve our ability to fund our operations within operating cash flow.

Investing Activities

During the six months ended June 30, 2015, investing activities used approximately $3.3 million in net cash, mainly due to new infrastructure projects and asset purchases, offset by the sale of our Mesquite Lake facility. During the six months ended June 30, 2014, investing activities provided approximately $8.2 million in net cash, mainly due to the sale of one of our disposal wells in South Texas that was held for sale at the time.

Financing Activities

During the six months ended June 30, 2015, our financing activities provided $7.8 million. This was the result the $13 million Senior Secured Financing Agreement and $1.9 million of net proceeds from sales of equity securities offset by $2.5 million for the payment of notes payable and the payment of $2.5 million of preferred stock dividend payments.

During the six months ended June 30, 2014, our financing activities used $2.9 million, mainly from $2.5 million of preferred stock dividend payments.

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

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration allows the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $1.9 million related to selling stock in the six months ended June 30, 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 279,711. The Company may opt to sell additional shares of stock during 2015 based upon financial needs, market conditions and other factors. Due to the failure to pay the July, 2015 dividend on the Series C Cumulative Preferred stock, and the possibility that we will miss future dividend payments, we now have certain restrictions on our use of the Form S-3 filing. See further explanation in the Preferred Stock section of this note.

We entered into, during the second quarter of 2015, a new senior secured financing agreement with private lenders for up to $16.0 million. This facility included an initial first tranche of $13.0 million in proceeds, which were funded on May 1, 2015, with an additional tranche of up to $3.0 million, subject to certain conditions, at the request of the Company. We are using a portion of these funds to increase our revenue base by adding at least five new disposal wells in the second half of 2015, by adding eight new trucks with DOT rated trailers to our fleet, and building out our barging infrastructure at our Mills Hunter facility. The additional wells will more than double our disposal capacity. We believe the revenue generated by these new assets will substantially increase our cash flow over the last half of 2015.

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

Our expectations are that our cash flow from operations should increase substantially as we complete the capital projects we have planned for 2015. Our near-term growth, which is focused on our completion of these capital projects in Appalachia in 2015, is expected to center around the following:

•

The use of five new disposal wells that have begun operating and will begin operating in the last half of 2015 in the Appalachian Region. These five new wells will allow us to reach our goal of more than doubling our disposal capacity in 2015. We intend to continue to look for opportunities to add additional disposal wells in 2015.

•

The addition of 8 new trucks and 11 new DOT rated 407 trailers to our fleet to reduce our dependence on third party trucking needed and will enable us to meet the current and future demands of our customers. We also expect these trucks, which are billable at rates higher than standard water hauling trucks, to improve our profit margins.

•

The development of our barge facilities which will enable the Company to transport water to disposal sites at prices more competitive than traditional transportation methods such as trucking. The Company expects this to result in higher profit margins as compared to traditional transportation methods. The Company received permission from the U.S. Coast Guard in the fourth quarter of 2014 to begin barging oilfield waste water, and barging activities are expected to begin in late 2015 or early 2016.

•

The potential funding of the remaining $3 million of the $16 million senior secured credit facility ($13 million funded). We expect to exercise our option to borrow these funds if we have projects that, if funded by this additional borrowing, will produce adequate additional cash flows.

We have a high level of interest among various investors to finance our longer-term growth plans once we have completed our short-term growth strategies. The Company expects our longer-term growth to center around the following:

•

The construction of three independent pipelines in the Appalachian Region. The Company is currently exploring financing to fund the construction of the pipelines. The pipelines will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively. The point of delivery will be along the Ohio River. We are continuing to evaluate financing options for these pipelines.

•	The addition of strategically located wells and barging facilities and additional trucks to complement our current strategies.

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

Critical Accounting Policies and Other

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items . This guidance eliminates the requirement to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent, i.e., they should be separately presented as a component of income from continuing operations or disclosed in the footnotes. The requirements of this update are effective for periods beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs . This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and financial statement disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. This guidance relates to the simplification of inventory reporting, specifically for the inventory reporting methods first-in, first-out (FIFO) and the average cost methods of inventory reporting, and this guidance does not apply to the last-in, last-out (LIFO) and retail inventory methods of inventory reporting. This guidance was issued to ease reporting costs and increase comparability between firms using different methods to report their inventory on their financial statements. This guidance is effective for fiscal years after December 15, 2016, and interim periods after December 15, 2017. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and financial statement disclosures.

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

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

GreenHunter Resources, Inc.

Date: August 14, 2015	By:	/s/ Gary C. Evans
Gary C. Evans

Chairman and Interim Chief Executive Officer

Date: August 14, 2015	By:	/s/ Kirk J. Trosclair
Kirk J. Trosclair

Executive Vice President and Chief Operating Officer

Date: August 14, 2015	By:	/s/ Ronald T. McClung
Ronald T. McClung

Senior Vice President and Chief Financial Officer

Date: August 14, 2015	By:	/s/ Morgan F. Johnston
Morgan F. Johnston

Senior Vice President, General Counsel and Secretary