Form 10-Q
period 2015-09-30
GreenHunter Resources, Inc.
filed 2015-11-16
CIK 1410056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33893

GREENHUNTER RESOURCES, INC.

(Name of registrant as specified in its charter)

Delaware	20-4864036
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 6, 2015 there were 42,288,257 shares of the registrant’s common stock ($0.001 par value) outstanding.

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$478,273	$396,279
Restricted cash	133,994	132,663
Accounts receivable, net of allowance of $497,183 and $698,788, respectively	2,596,995	3,683,589
Related party accounts receivable, no allowance considered necessary	1,279,840	768,504
MAG Tank™ inventory	1,476,259	1,620,990
Prepaid insurance	755,480	462,026
Other current assets	142,308	269,374
Total current assets	6,862,789	7,333,425
PROPERTY AND EQUIPMENT:
Property and equipment, net	27,323,680	24,100,277
Assets held for sale	848,206	3,000,002
Net property and equipment	28,171,886	27,100,279
OTHER ASSETS:
Deferred financing costs	1,228,916	8,218
Other non-current assets	30,491	10,935
Total assets	$36,294,082	$34,452,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$15,656,702	$5,254,915
Accounts payable and accrued liabilities	7,745,510	12,000,246
Accounts payable to a related party	94,323	199,167
Liabilities associated with assets held for sale	100,100	100,100
Total current liabilities	23,596,635	17,554,428
NON-CURRENT LIABILITIES:
Notes payable, less current portion	4,226,869	5,854,684
Asset retirement obligation	1,053,189	933,891
Liabilities associated with assets held for sale	173,488	159,575
Total liabilities	29,050,181	24,502,578
COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)
STOCKHOLDERS’ EQUITY:
Series C Preferred Stock, $.001 par value, $25 stated value, 2,000,000 authorized shares, 1,975,250 issued and outstanding and liquidation preference of $49,381,250 at both September 30, 2015 and December 31, 2014	39,710,764	39,710,764
Common stock, $.001 par value, 90,000,000 shares authorized; 42,296,591 issued and 42,288,257 outstanding at September 30, 2015; 35,846,161 issued and 35,837,827 outstanding at December 31, 2014	42,297	35,846
Additional paid-in capital	127,434,807	122,802,350
Accumulated deficit	(159,934,818)	(152,589,532)
Treasury stock, at cost, 8,334 shares at both dates	(9,149)	(9,149)
Total stockholders’ equity	7,243,901	9,950,279
Total liabilities and stockholders’ equity	$36,294,082	$34,452,857

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Water disposal revenue	$2,980,793	$3,424,318	$9,004,231	$10,739,288
Transportation revenue	1,368,150	2,442,863	4,557,448	8,698,553
Environmental services revenue	1,845	52,756	31,211	54,755
MAG Tank™ revenue	-	-	119,587	886,142
Skim oil revenue	86,740	197,592	224,243	718,480
Storage rental revenue and other	54,025	145,417	326,124	516,576
Total revenues	4,491,553	6,262,946	14,262,844	21,613,794
COST OF GOODS AND SERVICES PROVIDED:
Direct cost of goods and services provided	2,550,332	3,541,779	8,590,356	14,551,747
Depreciation and accretion expense	864,856	725,224	2,519,429	2,218,366
Selling, general and administrative	1,745,597	3,216,764	6,637,395	9,987,964
(Gain) loss on sale of assets	(18,106)	(26,000)	(29,586)	39,198
Gain on settlements	(2,287)	-	(38,072)	(133,554)
Total costs and expenses	5,140,392	7,457,767	17,679,522	26,663,721
OPERATING LOSS	(648,839)	(1,194,821)	(3,416,678)	(5,049,927)
OTHER INCOME (EXPENSE):
Interest and other income	4,944	4,128	10,436	88,177
Interest amortization, and other expense	(610,105)	(303,848)	(1,211,189)	(1,111,492)
Total other expense	(605,161)	(299,720)	(1,200,753)	(1,023,315)
Net loss before taxes	(1,254,000)	(1,494,541)	(4,617,431)	(6,073,242)
Income tax expense	-	-	-	-
Loss from continuing operations	(1,254,000)	(1,494,541)	(4,617,431)	(6,073,242)
Income (loss) from discontinued operations, net of tax	(73,067)	(1,199,051)	(258,793)	1,100,488
Net loss	(1,327,067)	(2,693,592)	(4,876,224)	(4,972,754)
Preferred stock dividends	-	(1,234,532)	(2,469,062)	(3,734,531)
Net loss to common stockholders	$(1,327,067)	$(3,928,124)	$(7,345,286)	$(8,707,285)

Weighted average shares outstanding, basic and diluted	42,288,814	35,491,389	40,961,727	34,783,587
Net loss per share from continuing operations, basic & diluted (includes cumulative dividends in arrears, see note 7)	$(0.06)	$(0.08)	$(0.20)	$(0.28)
Net income (loss) per share from discontinued operations, basic & diluted	$(0.00)	$(0.03)	$(0.01)	$0.03
Net loss per share, basic & diluted (includes cumulative dividends in arrears, see note 7)	$(0.06)	$(0.11)	$(0.21)	$(0.25)

 See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2014 TO SEPTEMBER 30, 2015

	Series C Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
BALANCE, DECEMBER 31, 2014	$39,710,764	$35,846	$122,802,350	$(152,589,532)	$(9,149)	$9,950,279
Share based compensation		1,041	1,385,837			1,386,878
Issued shares of common stock in public offering		3,640	1,946,598			1,950,238
Issued shares of KSOP		1,027	800,767			801,794
Issued shares for conversion of promissory note		743	499,255			499,998
Dividends on preferred stock				(2,469,062)		(2,469,062)
Net loss				(4,876,224)		(4,876,224)
BALANCE, SEPTEMBER 30, 2015	$39,710,764	$42,297	$127,434,807	$(159,934,818)	$(9,149)	$7,243,901

See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,876,224)	$(4,972,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	2,533,342	2,233,063
Amortization of deferred financing costs	255,006	-
Impairment of asset value	-	930,969
Discount of notes receivable	-	164,260
Gain on sale of assets	(50,206)	(1,115,559)
Gain on settlements	(38,072)	(1,992,699)
Non-cash stock-based compensation	1,807,727	3,714,700
Amortization of debt discount	6,973	201,233
Changes in operating assets and liabilities:
Accounts receivable	1,237,739	3,008,578
Related party accounts receivable	(715,259)	(169,535)
Inventory	144,731	(1,914,849)
Prepaid expenses and other current assets	(166,388)	925,268
Accounts payable and accrued liabilities	(2,773,392)	(5,135,639)
Related party accounts payable	(104,844)	40,396
Net cash used in operating activities	(2,738,867)	(4,082,568)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,956,607)	(2,257,917)
Proceeds from notes receivables	-	5,085,740
Decrease in other assets	(19,557)	-
Proceeds from sale of assets	1,533,500	6,817,741
Change in restricted cash	(1,331)	(132,000)
Net cash provided by (used in) investing activities	(4,443,995)	9,513,564
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of equity securities	1,950,238	-
Proceeds from notes payable	14,047,625	1,755,682
Payment of deferred financing costs	(1,475,704)	-
Payment of notes payable	(4,788,241)	(4,184,206)
Preferred stock dividends paid	(2,469,062)	(3,734,531)
Net cash provided by (used in) financing activities	7,264,856	(6,163,055)

CHANGE IN CASH AND CASH EQUIVALENTS	81,994	(732,059)
CASH AND CASH EQUIVALENTS, beginning of period	396,279	1,302,857
CASH AND CASH EQUIVALENTS, end of period	$478,273	$570,798

Cash paid for interest	$1,144,748	$1,427,353

NON-CASH TRANSACTIONS:
Accrued capital costs	$2,134,337	$788,356
Notes receivable received in connection with sale of assets	$-	$5,250,000
KSOP shares	$801,794	$-
Converted debt to common stock	$499,998	$-
Issued warrants in connection with sale of preferred stock	$-	$41,855

 See accompanying notes to the condensed consolidated financial statements

GREENHUNTER RESOURCES, INC.

AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

In this quarterly report on Form 10-Q, the words “GreenHunter Resources”, “company”, “we”, “our” and “us” refer to GreenHunter Resources, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. The condensed consolidated balance sheet of GreenHunter Resources, Inc. and subsidiaries as of September 30, 2015, the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, are unaudited. The December 31, 2014 condensed consolidated balance sheet information is derived from audited financial statements. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) as required by Regulation S-X, Rule 10-01 have been made to present fairly the financial position at September 30, 2015, and the results of operations for the three and nine months ended September 30, 2015 and 2014, changes in stockholders’ equity for the nine months ended September 30, 2015, and cash flows for the nine month periods ended September 30, 2015 and 2014. Non-recurring adjustments based on generally accepted accounting principles for discontinued operations, assets held for sale, and liabilities associated with assets held for sale have also been made.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our December 31, 2014 Form 10-K. The results of operations for the three and nine month period ended September 30, 2015 are not necessarily indicative of the operating results that will occur for the full year.

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

Inventories

Inventory consists of MAG Tank™ panels and is stated at the lower of cost or market. We impair the carrying value of our inventory for discontinued, obsolete, excess and damaged inventory. This impairment is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of future demand, targeted inventory turn rates, management strategy and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory impairments may be required and, in the event of a major change in strategy or downturn in market conditions, such impairments could be significant. We had no impairment charges for inventory for the nine months ended September 30, 2015 and 2014, respectively.

Property, Plant and Equipment

Property plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following useful lives:

	(in years)
Transportation equipment	5	to	7
Furniture, fixtures & other	5	to	7
Water disposal, handling and storage equipment	7	to	20
Land improvements		15
Buildings		30
Water disposal and handling facilities	7	to	30

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

Business Segments

The Company has one reportable business segment; we reported two business segments previously as Water Management and Biomass, but the biomass facility was sold on March 16, 2015

Deferred Financing Costs

Costs incurred in connection with issuing debt are capitalized and amortized as an adjustment to interest expense over the term of the debt instrument using the effective interest method.

Impairment of Asset Value

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of long-term assets or whether the remaining balance of long-term assets should be evaluated for possible impairment. We compare the estimate of the related undiscounted cash flows over the remaining useful lives of the applicable assets to the assets’ carrying values in measuring their recoverability. When the future cash flows are not sufficient to recover an asset’s carrying value, an impairment charge is recorded for the difference between the asset’s fair value and its carrying value. We recorded $1.1 million for impairment for our Oklahoma disposal wells in the second half of 2014, which are classified as held for sale as of September 30, 2015.

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

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value based on a Level 3 fair value measurement. The Company had no assets or liabilities that are being re-measured at fair value at either September 30, 2015 or December 31, 2014.

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

Shares of our common stock underlying the following securities were not included in dilutive weighted average shares outstanding for the nine months ended September 30, 2015 and 2014, as their effects would have been anti-dilutive.

	September 30,
	2015	2014
Stock options	14,155,819	14,824,821
Warrants	1,791,677	625,010
Convertible debentures	197,234	56,871
Convertible promissory notes	440,000	550,000
Total	16,584,730	16,056,702

Our Series C Preferred Stock is only convertible to common stock at the shareholders election upon a change in control of the Company. The potential dilutive effect of Series C Preferred Stock based on the closing price as of September 30, 2015 would be 55,174,461 common shares.

The calculation for income available to common stockholders was reduced by the dividends in arrears, per generally accepted accounting principles. Please see footnote 7, preferred stock for additional information on the dividends in arrears.

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

NOTE 2. LIQUIDITY

Current Plan of Operations and Ability to Operate as a Going Concern

As of September 30, 2015, we had a working capital deficit of $16.7 million. We were not in compliance with a certain existing debt covenant contained in a secured debt agreement as of December 31, 2014. We obtained a waiver from the lender for non-compliance of the debt covenant for the year ending December 31, 2014 and for an additional grace period for the year ending December 31, 2015. The Company obtained a new $16 million senior secured financing agreement in the second quarter of 2015. $13 million was funded initially (“$13 million senior secured financing agreement”) with the option to borrow the additional $3 million, subject to certain restrictions, within the first six months of the agreement. The six month period ended on November 1, 2015, without the additional $3 million being funded. We were not in compliance with certain covenants including a financial debt covenant related to our $13 million senior secured financing agreement at June 30, 2015. Our non-compliance was mainly due to delays in the state regulatory process necessary to finalize the permits on our new wells, and decreases in both our trucking and disposal business in the second quarter related to a slow-down in hydraulic fracturing activity in our area of operations which resulted in a significant decrease in flow-back water. We have obtained a waiver of the non-compliance of the covenants from the lender for both the second and third quarters of 2015. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our $13 million senior secured financing agreement has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. Terms of the waiver agreement include a requirement that the Company must raise $2 million in net proceeds through the sale of equity by the end of 2015. The Company also agreed to temporarily increase its monthly royalty payment as required by the Agreement from $0.10 per each barrel of disposal water to the greater of $0.12 per barrel or five percent (annualized) of the outstanding balance of the note until certain conditions are met, which includes the $2 million equity raise requirement. For further explanation, see Note 7, Stockholder’s Equity.

We were able to place new revenue producing assets into service in the third quarter of 2015 that were financed by the proceeds from our $13 million senior secured financing agreement. We are currently in various stages of adding additional revenue producing assets to our portfolio that was also financed by this agreement. Even if we are able to add additional revenue from these new assets, we do not expect to meet all of the financial covenants contained in this financing agreement for the fourth quarter of 2015 or for other subsequent periods. Accordingly, the $13 million senior secured financing agreement was reclassified as a current obligation to our unaudited condensed consolidated balance sheet. If we do not meet these covenants, we will have to seek additional covenant waivers from our lender and, if these waivers are granted, we will likely have to make additional concessions to our lender. These and other uncertainties raise substantial doubt about our ability to continue as a going concern.

In late 2013, the Company decided to sell all of its disposal wells, properties and equipment located in South Texas and Oklahoma with the exception of a small amount of equipment that we moved to Appalachia and to discontinue operations in both of these areas in order to concentrate its efforts in the higher revenue region of Appalachia. We believe the Appalachian region represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas assets in 2014 and have ceased operations in South Texas. The remaining assets located in Oklahoma continue to be held for sale at September 30, 2015. The Company recorded impairment of $1.1 million on these Oklahoma assets during the second half of 2014. The assets are being marketed at amounts equal to or in excess of their remaining net book value as of September 30, 2015. Once the assets are sold, we intend to cease operating in Oklahoma.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million, which is currently unfunded. The credit facility has currently been extended until June 30, 2016. As this facility is not collaterized, any funding of the facility in the future will be subordinate to the $13 million senior secured financing agreement.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration statement allowed for the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $2 million related to selling stock in the nine months ended September 30, 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 306,211. These proceeds are not related to the $2 million of net proceeds that the Company is required to raise in the fourth quarter per the recent senior secured financing waiver and amendment. The Company may opt to sell additional shares of stock during 2015 based upon financial need, market conditions and other factors. Certain restrictions apply to the use of Form S-3 if the Company fails to pay a monthly dividend on its Series C Cumulative Preferred Stock including certain restrictions on ATM sales of common stock. The Company did not pay this dividend in July and subsequent periods in 2015 and may not pay future dividends until certain obligations are fulfilled. See further explanations in Note 7, Stockholder’s Equity.

On July 24, 2015, the Company received regulatory approval to begin injecting into two new wells at our Mills Hunter facility located in Meigs County, Ohio. One additional well at this facility is in the final stages of completion and regulatory approval and is expected to commence operations late in the fourth quarter of 2015, assuming regulatory approval is not delayed beyond the end of the year. A fourth new well is currently under construction at the Mills Hunter facility and it is expected to be completed in 2016. All of these wells are connected by a pipeline to our current offload terminal in the Mills Hunter facility. This increase in capacity is in line with earlier projections made by the Company to double injection capacity by the second half of 2015. One other well in West Virginia is also into the final stages of regulatory approval and we expect to place this well into service during the fourth quarter of 2015, assuming regulatory approval is not delayed beyond the end of 2015. The addition of these wells will bring GreenHunter’s SWD well count up to 14 in the Appalachia Basin, with a new total daily injection capacity exceeding 32,000 barrels per day. Since these new wells utilize existing offload facilities that connect to the wells via the new pipeline, the Company will experience a relatively small amount of incremental cost to operate these new wells.

Additional projects being funded by the new $13 million senior secured financing agreement includes, but are not limited to the purchase of 8 new trucks (3 of which were delivered with two in service at quarter-end), 11 new DOT rated 407 trailers (four of which were delivered with three in service at quarter-end), and the building out of infrastructure that will enable us to commence barging operations. The addition of new disposal well capacity and these new trucks, which are billable at rates in excess of traditional fluid hauling trucks, are expected to contribute cash flow to the Company’s trucking operations in the future. We do not expect any contribution to cash in 2015 from barging operations. Completion of the required infrastructure will likely be late in 2016, at the earliest, based upon market conditions.

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

We may not have sufficient cash reserves to meet all of our anticipated operating obligations or funds for future growth projects for the next twelve months from November 16, 2015, the date these financial statements were issued. The following sources of funds are available to the company to help fund our obligations during this period:

•

The use of five new disposal wells that have or will begin operating inlate 2015 or in 2016 in the Appalachian Region. These five new wells will allow us to reach our goal of more than doubling our disposal capacity in 2015. We intend to continue to look for opportunities to add additional disposal wells in 2015.

•

The addition of 8 new trucks and 11 new DOT rated 407 trailers to our fleet to reduce our dependence on third party trucking needed and will enable us to meet the current and future demands of our customers. We also expect these trucks, which are billable at rates higher than standard water hauling trucks, to improve our profit margins.

•

The development of our barge facilities which will enable the Company to transport water to disposal sites at prices more competitive than traditional transportation methods such as trucking. The Company expects this to result in higher profit margins as compared to traditional transportation methods. The Company received permission from the U.S. Coast Guard in the fourth quarter of 2014 to begin barging oilfield waste water, and barging activities are expected to begin in 2016.

•

Through the solicitation of a private placement, the infusion of $2 million of net proceeds through the sale of the Company’s equity by the end of 2015. We will be required to use these proceeds for capital projects as stipulated in the $13 million senior secured financing agreement.

Management believes that the above outlined steps we have taken to improve our working capital position will enhance the prospect of seeking additional capital through a number of different sources. Our ability to fund additional longer-term capital projects is largely dependent on the Company’s ability to execute our business plan and work with our lenders to remediate our debt covenant non-compliance.

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

The remaining assets located in Oklahoma continue to be held for sale at September 30, 2015. The Company believes the amount for which it will be able to sell these assets is less than previously anticipated. The Company has also had to perform additional work on one of the wells to bring it to a saleable condition. As a result, the Company recorded impairment of $1.1 million on these assets during the second half of 2014. These assets are being marketed at amounts equal to or in excess of their remaining net book value as of September 30, 2015.

On May 14, 2007, we acquired a biomass plant located in Southern California. The plant was owned by our wholly-owned subsidiary, GreenHunter Mesquite Lake, Inc. (“Mesquite Lake”), which was formed for the purpose of operating and owning assets which convert waste material to electricity. For multiple reasons, including economic, Management subsequently determined that development of this project was not practicable. We obtained an independent evaluation of the asset’s salvage value as of December 31, 2012, which was $2.0 million, and recorded an impairment to write the asset down to that amount. On December 23, 2013, the Company entered into a letter of intent to sell the biomass plant, which included a non-refundable fee of $25 thousand that granted the buyer an exclusive right to purchase the property through February 15, 2014. On February 19, 2014, Mesquite Lake entered an agreement to sell the Mesquite Lake Resource Recovery Facility and related real property (commonly referred to as the biomass project) to ML Energy Park, LLC for $2.0 million. Accordingly, we sold Mesquite Lake on March 16, 2015. The buyer previously made an initial payment of $50 thousand as an earnest money deposit and continued to pay $50 thousand per month through February 2015. The non-refundable monthly payments, as well as the initial $25 thousand fee, were applied to the purchase. The previously reportable Biomass segment is being reported as part of discontinued operations.

The following represents selected items from the results of discontinued operations as of the dates indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue from discontinued operations	$18,238	$48,152	$18,238	$571,537
Gain on settlements	-	-	-	1,859,145
Gain (loss) on sale of assets	-	12,805	(20,619)	1,154,756
Impairment of assets	-	930,969	-	930,969
Net loss from discontinued operations before taxes	(73,607)	(1,199,051)	(258,793)	1,100,488
Income tax expense	-	-	-	-
Loss from discontinued operations, net of taxes	(73,607)	(1,199,051)	(258,793)	1,100,488

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The following is a schedule of our property and equipment, not including assets held for sale, as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Land and improvements	$1,603,799	$1,603,799
Buildings	2,521,511	2,517,869
Water facilities and other property and equipment
Water disposal and handling facilities	14,974.210	12,929,428
Property and equipment not yet in service	7,001,243	4,156,530
Transportation equipment	7,653,752	7,847,948
Other equipment	3,103,537	2,255,672
Furniture, fixtures and other	710,313	697,442
Total facilities and other property and equipment	33,443,055	27,887,020
Total property and equipment	37,568,365	32,008,688
Less: Accumulated depreciation	(10,244,685)	(7,908,411)
Net property and equipment	$27,323,680	$24,100,277

Property and equipment are not subject to depreciation until construction is complete and the assets are placed in service. We ceased depreciation of the assets held for sale as of December 2013 when we committed to the plan to sell these assets. Management reviewed the assets held for sale for impairment purposes at September 30, 2015, and the Company determined that no impairment was necessary in that Management believes that the remaining assets can be sold at or above the remaining net book value of the assets.

NOTE 5. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s asset retirement obligation transactions during the nine months ended September 30, 2015 and 2014.

	2015	2014
Asset retirement obligation at beginning of period	$(1,193,566)	$(1,119,249)
Liabilities incurred on new wells	(37,494)	(36,441)
Liabilities relieved on retirement of wells	-	80,953
Accretion expense	(95,717)	(88,193)
Asset retirement obligation at end of period	(1,326,777)	(1,162,930)
Less: current portion (1)	(100,100)	(100,100)
Non-current portion of asset retirement obligation (2)	$(1,226,677)	$(1,062,830)

(1)	The total current portion of asset retirement obligation of $100 thousand at September 30, 2015 is associated with assets held for sale.
(2)	The non-current portion of asset retirement obligation at September 30, 2015 includes $173 thousand associated with assets held for sale.

NOTE 6. NOTES PAYABLE

Notes Payable at September 30, 2015 and December 31, 2014 consisted of following:

	September 30, 2015	December 31, 2014
Notes payable for insurance premiums due in monthly installments through various dates ending March, 2016, various rates ranging from 4.75% to 6.5% fixed rates	$562,496	$272,776
9% Series B Senior Secured Redeemable Debentures due on various dates ranging from September 30, 2013 to February 28, 2014, continues in default	90,000	90,000
Note payable collateralized by building due in monthly installments with a balloon payment at November 30, 2017, 5.7% fixed rate (1)	1,188,954	1,257,629
Notes payable collateralized by equipment due in monthly installments from December 9, 2014 to August 25, 2018, various rates from 4.25% to 15.05% (2)	1,892,327	2,905,137
Note payable collateralized by real estate due in monthly installments though December 28, 2032, 4.25% variable rate	1,016,871	1,046,192
10% convertible promissory note to a related party due in quarterly installments commencing May 17, 2013 due February 17, 2017, 10% fixed rate	825,000	1,237,500
Note payable collateralized by real estate due in monthly installments, maturing September 1, 2026, 6% variable rate	39,044	40,932
Note payable assumed in acquisition collateralized by equipment due in monthly installments, maturing January 20, 2013 to November 2, 2017, rates ranging from 4.99% to 12.93%	51,405	82,601
Note payable assumed in acquisition collateralized by equipment due in monthly capital lease installments, maturing September 14, 2014 to January 11, 2017, rates ranging from 11.23% to 12.08%	309,951	427,959
Note payable collateralized by property and equipment due in monthly installments, maturing September 13, 2023, 3.25% variable rate	907,523	980,848
Promissory note to related party interest and principal due March 31, 2015, 13% fixed rate	-	130,000
Notes payable for MAG TankTM financing in 2013, including $200 thousand to related parties, with interest due on the first of each month, and amortizing over the last six months of the notes, maturing on various dates from November 14, 2015 to December 19, 2015, 15% fixed rate	-	1,510,000
Notes payable for MAG TankTM financing in 2014 with interest due on the first of each month and amortizing over the last six months of the loans, maturing on February 28, 2016 and March 14, 2016, 15% fixed rate	-	1,128,025
Senior Secured Financing, collateralized by assets, due in monthly installments 1/60th plus interest, commencing November 1, 2015, maturing May 1, 2018 with final balloon payment, 9% fixed rate (3)	13,000,000	-
	19,883,571	11,109,599
Less: current portion	(15,656,702)	(5,254,915)
Total long-term debt	$4,226,869	$5,854,684

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

(3)

Financing includes debt covenants that we were not in compliance with for both June 30, 2015 and September 30, 2015; we received a waiver from the lender for both the June 30, 2015 and the September 30, 2015 covenant requirements. Our current business plan projections do not anticipate compliance with the restrictive financial covenants as of December 31, 2015 and throughout 2016. Accordingly, we have classified the obligation as current.

The following table presents the approximate annual maturities based on the calendar year of debt and capital lease obligations as of September 30, 2015:

2015	$13,809,505
2016	2,350,932
2017	1,935,594
2018	312,090
2019	162,156
Thereafter	1,313,294
$19,883,571

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

Additionally, the Company has multiple covenants including three specific financial covenants related to the $13 million senior secured financing agreement entered into on April 15, 2015, which includes certain financial ratios that are measured on a quarterly basis. The first of these covenants requires certain maximum ratios between the total outstanding principal balance of the Company’s debt to annualized adjusted net income as defined by the specific covenant starting at 4.0 to 1.0 at June 30, 2015 and decreasing quarterly over the following four quarters to 2.0 to 1.0 by June 30, 2016. The second of these covenants requires a minimum ratio of 1.5 to 1.0 beginning June 30, 2016 between the net book value of certain tangible assets owned by the Company as defined in the specific covenant to net debt, defined as the total principal balance of all debt less cash and cash equivalents. The third covenant requires a minimum ratio between adjusted net income as defined by the specific covenant when compared to certain fixed charges including cash taxes, cash dividends, and all principal and interest payments. The minimum ratio is 1.0 to 1.0 beginning on September 30, 2015 and increases to 1.2 to 1.0 by June 30, 2016. As of June 30 and September 30, 2015, we were not in compliance with certain covenants, mainly due to longer than expected delays in the state regulatory process necessary to finalize the permits on the wells, and a challenging business environment resulting from a low commodity price including a significant decrease in flow-back water from a slow-down in hydraulic fracturing activity in our area of operations. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our $13 million senior secured financing agreement has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. The Company also agreed to temporarily increase its monthly royalty payment as required by the Agreement from $0.10 per each barrel of disposal water to the greater of $0.12 per barrel or five percent (annualized) of the outstanding balance of the note until certain conditions are met, which include a requirement that the Company raise $2 million in additional equity by the end of 2015. As of September 30, 2015, the Company does not have definitive plans as to how we will raise this additional equity, but is considering various options. We do not expect to be in compliance with our restrictive financial covenants as of December 31, 2015 and throughout 2016. Accordingly, we have classified the $13 million senior secured financing agreement as a current obligation. For further explanation, see Note 7, Stockholder’s Equity.

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

On April 15, 2015, the Company entered into a senior secured financing agreement with private lenders to borrow up to $16 million to finance capital projects planned for 2015. Substantially all of the assets of the company have been pledged as collateral under this financing agreement. The initial tranche of loan proceeds was in the principal amount of $13 million, with an additional tranche of up to $3 million of principal available at the request of the borrower and subject to certain conditions. This $3 million additional tranche was available for the first six months of the term of the note and expired on November 1, 2015, without being funded. These notes have a three year maturity and bear interest at an annual rate of 9%. The principal balance amortizes at 1/60th of the original principal amount per month plus accrued but unpaid interest with the balance due at maturity. The agreement provides for an equity kicker via royalty payments to the lender of $0.10 per barrel for all of the Company’s disposal facilities subject to certain limitations and a fixed expiration date. The Company has incurred approximately $1.5 million in deferred financing fees associated with this transaction that are mainly related to investment banking, lender and legal fees associated with acquiring the debt. These fees are being amortized as interest expense over the life of the credit agreement. See the debt covenant section of this Note for further discussion of the terms and debt covenant requirements of this agreement.

Notes Payable to Related Parties

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million, which is currently unfunded. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum. The letter of financial support associated with this note has been extended through June 30, 2016. Since this credit facility is not collateralized, any future borrowings under the facility will be subordinate to the $13 million senior secured financing agreement.

As part of the $1.5 million MAG Tank financing, two officers of the Company which collectively represented $200 thousand of the notes and 17,776 of the warrants previously issued. Interest on the MAG Tank loans paid to the officers was $8 thousand for the three months ended September 30, 2014 and $20 thousand for the nine months ended September 30, 2014. No interest was paid to officers on this note in either the three or nine months ending September 30, 2015. The net proceeds of the placement were intended to fund MAG Panel™ inventory. The notes were in default on December 31, 2014. On January 23, 2015, the Company converted the principal amount of these promissory notes issued to the two officers of the Company to common equity. The total principal amount of $200 thousand was converted into 322,580 shares of common stock.

Convertible Promissory Note Payable to Related Party

On February 17, 2012, the Company entered into a 10% convertible promissory note for $2.2 million payable to Triad Hunter, a related party through our Chairman and interim CEO, as partial consideration in the Hunter Disposal acquisition. Terms of payment under the note are interest only due quarterly from May 17, 2012 to February 17, 2013. Thereafter, beginning May 17, 2013 and continuing quarterly until February 17, 2017, the payments due will include accrued interest and principal payments of $137.5 thousand per quarter. Interest expense related to this note was $22 thousand and $36 thousand for the three months ended September 30, 2015 and September 30, 2014, respectively, and interest expense related to this note was $ 118 thousand and $88 thousand for the nine months ended September 30, 2014 and September 30, 2015, respectively. The promissory note matures on February 17, 2017 and is convertible at any time by the holder into shares of common stock of the Company at a conversion price of $2.50 per share. The outstanding balance of this note, as of September 30, 2015, was $825 thousand.

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects balances in our outstanding preferred stock, common stock, and treasury stock as of the periods reflected in our financial statements.

	Preferred Stock	Common Stock	Treasury Stock
BALANCE, DECEMBER 31, 2014	1,975,250	35,846,161	8,334
Issued shares of common stock in public offering	-	3,639,545	-
Issued shares of KSOP	-	1,026,745	-
Issued shares for stock compensation		1,040,983
Issued shares for conversion of promissory note	-	743,157	-
BALANCE, SEPTEMBER 30, 2015	1,975,250	42,296,591	8,334

Preferred Stock

The Company had 2,000,000 shares of 10% Series C Cumulative Preferred Stock at December 31, 2013. During the second quarter of 2014, the Company settled multiple lawsuits related to the White Top and Blackwater acquisitions. As part of the settlement, the individuals who sold us those companies agreed to return 24,750 shares of Series C Preferred Stock that were originally transferred to the sellers as part of the purchase price consideration. The return of this stock resulted in a gain to the Company of $677 thousand, which is included in discontinued operations in 2014. As a result of the return of this stock, the Company currently has 1,975,250 shares of Series C Preferred shares outstanding. The Company has authorized 2,000,000 shares of its 10% Series C Preferred Stock in its certificate of designation for such preferred stock.

The Company has authorized a total of 10,000,000 shares for five classes of Preferred Stock, which includes an authorization limit of 2,000,000 shares of our Series C Preferred Stock. Series A Preferred Stock has been fully converted to Series C Preferred Stock, Series B Preferred Stock has been fully converted to common stock, Series D and Series E Preferred Stock have not been issued as of September 30, 2015. The Series C Preferred Stock is redeemable solely at the Company’s option after June 30, 2015 at the stated value of $25.00 per share. The Series C Preferred Stock pays a dividend at 10% per annum. If it is ever redeemed, a deemed dividend of the variance between the stated value and the carrying value will be recognized upon redemption.

The Note Purchase Agreement for the Company’s $13 million senior secured financing agreement has multiple covenants including three financial covenants. Two of these financial covenants contain ratio calculations that relate our earnings subject to certain adjustments, as defined in the Agreement, to certain other financial metrics. For additional information on these covenants, see the Debt Covenant section of Note 6. The Company was not in compliance with certain covenants at June 30, 2015 or September 30, 2015. As required by the Note Purchase Agreement, the Company did not declare its monthly dividend for the entire third quarter of 2015 due to this non-compliance status. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our $13 million senior secured financing agreement has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. The Company will continue to monitor its debt covenant compliance and resume paying its dividend subject to the terms of our amended Note Purchase Agreement.

We committed a dividend default by not paying this dividend in the third quarter of 2015. Should we commit a dividend default by failing to pay the monthly dividend in full within a quarterly period on the outstanding Series C Cumulative Preferred Stock for four consecutive or non-consecutive quarterly periods (one year), then the preferred stock interest rate increases and the holders acquire certain voting rights. Any monthly defaults that occur during the same calendar quarter count as one default event.

Additionally, due to non-payment of this dividend, the Company is ineligible to use Form S-3 to sell “at the market” securities until we file our Form 10K for our fiscal year 2015. However this does not preclude us from raising capital in private transactions or through a registered offering on Form S-1 filed with the SEC.

Dividends in Arrears	September 30, 2015
Preferred Series C Shares Outstanding	1,975,250
Total Dividends In Arrears	$1,234,531
Dividends in Arrears Per Share	$0.625

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

•

In the first nine months of 2015, the Company issued common stock under the new registration statement. The net cash proceeds received upon issuance of 3,639,545 shares of these securities was approximately $2 million.

Due to the failure to pay the third quarter 2015 dividends on the Series C Cumulative Preferred stock, and the possibility that we will miss future dividend payments, we now have certain restrictions on our use of the Form S-3 filing. See further explanation in the Preferred Stock section of this note.

Common Stock Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2015.

	Shares	Weighted Average Exercise Price	Weighted Average Expected Life
Outstanding - Beginning of Period	625,010	$1.87	3.86
Granted	1,166,667	$0.81	2.83
Exercised	-	-	-
Expired	-	$-	-
Outstanding - End of Period	1,791,677	$1.18	2.60
Exercisable - End of Period	1,791,677	$1.18	2.60

In the first quarter of 2015, the Company issued a total of 1,166,667 warrants, which expire in three years from their issue date, with an exercise price of $0.81 in connection with the sale of common stock in a private placement.

NOTE 8. STOCK-BASED COMPENSATION

Common Stock Options

On December 15, 2014, a total of 512,500 options previously canceled were re-issued;

On December 23, 2014, our Board of Directors approved the granting of 905,000 options of the Company’s common stock to certain members of management under the 2013 Long-Term Incentive Plan. The options have a ten year life and an exercise price of $0.60 per share. The options vest in equal amounts over a three year period beginning one year from the date of grant.

We recorded share based compensation of approximately $175 thousand and $710 thousand for the three months ended, and $736 thousand and $1.7 million for the nine months ended, September 30, 2015 and 2014, respectively, related to vesting of employee common stock options.

As of September 30, 2015 and September 30, 2014, there were $548 thousand and $1.7 million, respectively, of total unrecognized compensation cost related to unvested shares associated with stock options to be recognized. We recognize compensation expense for our stock options on a straight-line basis over their vesting term. We are required to issue new shares of common stock upon the exercise of the stock options by such holder(s).

The following is a summary of stock option activity during the nine months ended September 30, 2015.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value* ($000s)
Outstanding - Beginning of Period	14,912,653	$3.29	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(756,834)	1.03	-
Outstanding - End of Period	14,155,819	3.42	-
Exercisable - End of Period	12,146,020	$3.80	$-

*	The Aggregate Intrinsic Value was calculated using the September 30, 2015 and December 31, 2014 closing stock price of $0.29 and $0.80, respectively.

The following is a summary of stock options outstanding at September 30, 2015:

Exercise Price			Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Exercisable Options
$0.60	-	$1.00	4,091,665	7.31	3,106,665
$1.01	-	$1.20	1,000,000	7.70	666,666
$1.21	-	$1.55	462,500	7.06	254,165
$1.56	-	$1.75	2,480,495	7.16	1,997,365
$1.76	-	$2.00	1,730,667	3.90	1,730,667
$2.01	-	$10.00	3,490,332	1.66	3,490,332
$10.01	-	$15.00	43,999	2.40	43,999
$15.01	-	$18.00	36,667	2.39	36,667
$18.01	-	$20.00	792,828	2.37	792,828
$20.01	-	$22.75	26,666	2.63	26,666
			14,155,819		12,146,020

Share Awards

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company rents property, equipment and certain office equipment under operating leases. Lease expense under operating leases and rental contracts amounted to $220 thousand and $890 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Purchase Commitments

As of September 30, 2015, the Company had commitments to purchase $660 thousand of major equipment for its water management business, with delivery of the remaining assets expected in the fourth quarter of 2015, this amount relates to the purchase of new trucks and new trailers.

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

16

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

A hearing was held in September 2013 solely on the issue of whether ABB was a third party beneficiary to the settlement agreement with Crown. The court ruled in favor of GreenHunter Energy, Inc. and decided that ABB was not a third party beneficiary. The Court has awarded the Company a portion of its attorney’s fees. ABB has filed its notice of appeal, which has been extended serveral times.

Elisema R. Jones and Gregory Joseph Jones v. Blackwater Services and Damien Pacheco. 365th District Court of Dimmitt County, Texas, Cause No. 11-12-11539-DCVAJA. Plaintiff brought suit against defendants for damages caused by an automobile accident with defendant Damien Pacheco, allegedly an employee of Blackwater. The claim is being defended by the insurance carrier and the Company estimates any damages will be covered by insurance.

Jose Torres, et al. v. GreenHunter Resources, Inc., GreenHunter Water, LLC et al., in the 130th District Court, Matagorda County, Texas, Cause No. 15-E-0036. Jose Torres, an employee of Hunter Hauling, LLC, a subsidiary of the defendants, was killed on December 17, 2013 while working inside a tanker truck on the Company’s location in Moulton, Texas. Plaintiff claims injuries and damages were caused by the negligence and gross negligence of the named defendants. Defendants have tendered the case to the insurance companies for coverage. The claim is being defended by the insurance carrier and the Company estimates any damages will be covered by insurance.

Edward Bujnoch et al v. Sanchez Oil & Gas Corporation, et al; In the 113th Judicial District Court of Harris County, Texas Cause No. 2012-71172. Plaintiff has sued Blackwater Services, LLC for wrongful death due to a car accident. Plaintiff alleges Defendant’s truck spilled drilling fluid on the highway causing Plaintiff’s car to lose control. Evidence indicates that Blackwater truck was not the truck carrying the spilled drilling fluid. In addition, the Plaintiffs were driving while intoxicated. Defendants have tendered the case to the insurance companies for coverage. The claim is being defended by the insurance carrier and the Company estimates any damages will be covered by insurance.

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

Quality Lease Rental Service LLC v. GreenHunter Water, LLC. In the 23rd Judicial District in the District Court of Wharton County, Texas, Cause No. 48051 . Plaintiff brought suit against defendant for damages for failure to pay for certain equipment services. The claim is for approximately $187 thousand. The Company has answered the lawsuit and has begun discovery in this matter.

Excalibur Rentals, Inc. v. GreenHunter Water, LLC et al, in the County Court at Law No. 1 of Victoria County, Cause No. Civ1 – 17263. Plaintiff brought suit against defendant for services rendered in South Texas. The claim is for approximately $9 thousand. The Company has answered the lawsuit and has begun discovery in this matter.

Elite Toilet Rental, Inc. v. GreenHunter Water, LLC et al, in the County Court at Law No. 2 of Victoria County, Cause No. Civ2 – 17264. Plaintiff brought suit against defendant for services rendered in South Texas. The claim is for $16 thousand. The Company has answered the lawsuit and has begun discovery in this matter.

NOTE 10. RELATED PARTY TRANSACTIONS

We do business with the various companies listed below, which are either wholly-owned or significantly owned and controlled subsidiaries of Magnum Hunter Resources Corporation, an entity for which Gary C. Evans, our Chairman and interim CEO, is an officer and significant shareholder. Revenues earned from related parties totaled approximately $1 million and $1.4 million for the three months ending September 30, 2015 and 2014, respectively, and $4.9 million and $5.2 million for the nine months ending September 30, 2015 and 2014, respectively.

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

Accounts receivable for these entities totaled $1.3 million and $770 thousand at September 30, 2015 and December 31, 2014, respectively.

The Company had a $125 thousand accounts receivable balance from Pilatus Hunter, a company owned by Mr. Evans, at September 30, 2015.

We paid for air travel services for management for a company owned by Mr. Evans of $24 thousand and $0 for the three months ended September 30, 2015 and 2014, respectively, and $63 thousand and $19 thousand for the nine months ended September 30, 2015 and 2014, respectively.

On February 17, 2012, the Company, through its wholly-owned subsidiary, GreenHunter Water, closed on the acquisition of 100% of the equity ownership interest of Hunter Disposal, LLC, a wholly-owned subsidiary of Magnum Hunter Resources Corporation. In connection with the sale, Triad Hunter, LLC, entered into agreements with Hunter Disposal, and GreenHunter Water, for wastewater hauling and disposal capacity in the states of Kentucky, Ohio and West Virginia and a five-year tank rental agreement with GreenHunter Water. On December 22, 2014, Triad Hunter entered into an amendment of the agreement dated February 17, 2012 with GreenHunter Water that allowed Triad Hunter to secure long-term water disposal at reduced rates through December 31, 2019. On December 29, 2014, Triad Hunter made a prepayment of $1.0 million towards services to be provided under the amendment. GreenHunter Water will provide a 50% credit for all services until the prepayment amount was used in full early in the second quarter of 2015. As of September 30, 2015, there remained no balance for this credit associated with the prepayment.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million, which is unfunded. Should the Company borrow any available amounts, they will carry an interest rate of 13% per annum. Since this credit facility is not collateralized, any future borrowings under the facility will be subordinate to the $13 million senior secured financing agreement. The letter of financial support associated with this note has been extended through June 30, 2016. In association with this loan, the Company issued 107,142 warrants with an exercise price of $0.01 to the Company’s Chairman. The warrants expire five years from the date of issue.

Total related party payables were $94 thousand and $150 thousand at September 30, 2015 and 2014, respectively.

NOTE 11. CONDENSED CONSOLIDATED GUARANTOR FINANCIAL STATEMENTS

Certain of the Company’s 100% owned subsidiaries, including GreenHunter Water, LLC, GreenHunter Environmental Solutions, LLC, GreenHunter Hydrocarbons, LLC, GreenHunter Pipeline, LLC, Hunter Disposal, LLC, and Hunter Hauling, LLC (collectively, “Guarantor Subsidiaries”), have fully and unconditionally guaranteed the obligations of the Company under any debt securities that it may issue under a universal shelf registration statement on Form S-3, on a joint and several basis. See further explanations in Note 2, Liquidity to the unaudited condensed consolidated financial statements for discussions on our current Form S-3 restrictions.

Condensed consolidated guarantor financial information for GreenHunter Resources Corporation, the Guarantor Subsidiaries and the other subsidiaries of the Company (the “Non Guarantor Subsidiaries”) as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, was as follows:

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of September 30, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$1,581,346	$4,723,279	$558,164	$-	$6,862,789
Intercompany accounts receivable	1,355,021	(13,908,482)	12,498,470	54,991	-
Property and equipment	1,989,173	23,973,796	2,263,908	(54,991)	28,171,886
Investment in subsidiaries	19,234,233	4,539,391	(4,466,395)	(19,307,239)	-
Other assets	1,248,471	10,936	-	-	1,259,407
Total Assets	$25,408,254	$19,338,920	$10,854,147	$(19,307,239)	$36,294,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$17,173,692	$(7,053,824)	$13,421,775	$54,991	$23,596,634
Intercompany accounts payable	(1,355,021)	13,908,482	(12,498,470)	(54,991)	-
Long-term liabilities	2,345,682	2,578,630	529,235	-	5,453,547
Stockholders' equity	7,243,901	9,905,632	9,401,607	(19,307,239)	7,243,901
Total Liabilities and Stockholders' Equity	$25,408,254	$19,338,920	$10,854,147	$(19,307,239)	$36,294,082

	As of December 31, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
ASSETS
Current assets	$982,029	$5,845,243	$506,153	$-	$7,333,425
Intercompany accounts receivable	22,879,067	35,106	(22,914,173)	-	-
Property and equipment	2,051,636	20,121,388	4,466,618	460,637	27,100,279
Investment in subsidiaries	(7,401,968)	(2,562,993)	29,732,837	(19,767,876)	-
Other assets	8,217	10,936	-	-	19,153
Total Assets	$18,518,981	$23,449,680	$11,791,435	$(19,307,239)	$34,452,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$28,588,224	$10,161,391	$(21,195,187)	$-	$17,554,428
Intercompany accounts payable	(22,879,067)	(35,106)	22,914,173	-	-
Long-term liabilities	2,859,545	3,417,763	670,842	-	6,948,150
Stockholders' equity	9,950,279	9,905,632	9,401,607	(19,307,239)	9,950,279
Total Liabilities and Stockholders' Equity	$18,518,981	$23,449,680	$11,791,435	$(19,307,239)	$34,452,857

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

	For the Three Months Ended September 30, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$6,026,053	$-	$(1,534,500)	$4,491,553
Expenses	1,763,873	5,494,153	22,707	(1,534,500)	5,745,553
Income (loss) from continuing operations before equity in net income of subsidiaries	(1,763,873)	531,900	(22,027)	-	(1,254,000)
Equity in net income of subsidiaries	436,806	(531,900)	95,094	-	-
Income (loss) from continuing operations before tax	(1,327,067)	-	73,067	-	(1,254,000)
Income tax expense	-	-	-	-	-
Income (Loss) from continuing operations	(1,327,067)	-	73,067	-	(1,254,000)
Loss from discontinued operations, net of tax	-	-	(73,067)	-	(73,067)
Net loss	(1,327,067)	-	-	-	(1,327,067)
Dividends on preferred stock	-	-	-	-	-
Net loss to common stockholders	(1,327,067)	-	-	-	(1,327,067)

	For the Three Months Ended September 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$8,695,472	$-	$(2,432,526)	$6,262,946
Expenses	2,634,158	7,899,784	21,320	(2,797,775)	7,757,487
Income (loss) from continuing operations before equity in net income of subsidiaries	(2,634,158)	795,688	(21,320)	365,249	(1,494,541)
Equity in net income of subsidiaries	(59,434)	(795,688)	1,220,371	(365,249)	-
Income (loss) from continuing operations before tax	(2,693,592)	-	(1,199,051)	-	(1,494,541)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(2,693,592)	-	1,199,051	-	(1,494,541)
Income from discontinued operations, net of tax	-	-	(1,199,051)	-	(1,199,051)
Net income (loss)	(2,693,592)	-	-	-	(2,693,592)
Dividends on preferred stock	(1,234,532)	-	-	-	(1,234,532)
Net loss to common stockholders	$(3,928,124)	$-	-	$-	$(3,928,124)

	For the Nine Months Ended September 30, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$19,014,755	$-	$(4,751,911)	$14,262,844
Expenses	5,877,211	17,689,665	65,310	(4,751,911)	18,880,275
Income (loss) from continuing operations before equity in net income of subsidiaries	(5,877,211)	1,325,090	(65,310)	-	(4,617,431)
Equity in net income of subsidiaries	1,000,987	(1,325,090)	324,103	-	-
Income (loss) from continuing operations before tax	(4,876,224)	-	258,793	-	(4,617,431)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(4,876,224)	-	258,793	-	(4,617,431)
Loss from discontinued operations, net of tax	-	-	(258,793)	-	(258,793)
Net loss	(4,876,224)			-	(4,876,224)
Dividends on preferred stock	(2,469,062)	-	-	-	(2,469,062)
Net loss to common stockholders	(7,345,286)	-	-	-	(7,345,286)

	For the Nine Months Ended September 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Revenues	$-	$28,108,315	-	$(6,494,521)	$21,613,794
Expenses	8,482,496	26,025,471	63,599	(6,884,530)	27,687,036
Income (loss) from continuing operations before equity in net income of subsidiaries	(8,482,496)	2,082,844	(63,599)	390,009	(6,073,242)
Equity in net income of subsidiaries	3,509,742	(2,082,844)	(1,036,889)	(390,009)	-
Income (loss) from continuing operations before tax	(4,972,754)	-	(1,100,488)	-	(6,073,242)
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	(4,972,754)	-	(1,100,488)	-	(6,073,242)
Income (loss) from discontinued operations, net of tax	-	-	1,100,488	-	1,100,488
Net income (loss)	(4,972,754)	-	-	-	(4,972,754)
Dividends on preferred stock	(3,734,531)	-	-	-	(3,734,531)
Net loss to common stockholders	$(8,707,285)	$-	-	$-	$(8,707,285)

GreenHunter Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2015
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$(8,293,171)	$6,920,307	$(1,366,003)	$-	$(2,738,867)
Cash flow from investing activities	(20,888)	(5,940,203)	1,517,096	-	(3,197,701)
Cash flow from financing activities	8,502,083	(1,086,134)	(151,093)	-	7,264,856
CHANGE IN CASH	188,024	(106,030)	-	-	81,994
CASH, beginning of period	341,654	54,625	-	-	396,279
CASH, end of period	$529,678	$(51,405)	$-	$-	$478,273

	For the Nine Months Ended September 30, 2014
	GreenHunter Resources, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	GreenHunter Resources, Inc. Consolidated
Cash flow from operating activities	$3,619,528	$3,071,330	$(11,163,458)	$390,032	$(4,082,568)
Cash flow from investing activities	(95,999)	(1,520,996)	11,520,591	(390,032)	9,513,564
Cash flow from financing activities	(4,392,675)	(1,368,149)	(402,231)	-	(6,163,055)
CHANGE IN CASH	(869,146)	182,185	(45,098)	-	(732,059)
CASH, beginning of period	1,480,942	(223,183)	45,098	-	1,302,857
CASH, end of period	$611,796	$(40,998)	$-	$-	$570,798

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes associated with them contained in our Form 10-K for the year ended December 31, 2014 and with the condensed consolidated financial statements and accompanying notes included herein. The discussion should not be construed to imply that the results contained herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements.

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

In late 2013, the Company decided to cease operations in other areas outside of the Appalachian Region and classified its oil and gas service related assets located in other areas as held for sale at December 31, 2013 including disposal wells, trucking assets and other assets in South Texas and it disposal wells in Oklahoma. During 2014, the Company sold all of its assets in South Texas except for a small amount of equipment that was transferred to Appalachia. The disposal wells in Oklahoma remain held for sale at September 30, 2015.

GreenHunter Water

At September 30, 2015, GreenHunter Water operated eleven disposal wells strategically located in the Appalachian Region. Four of these wells are located at our Mills Hunter facility in Meigs County, Ohio. The Company is in the process of adding two additional wells at the Mills Hunter facility including building a pipeline to connect the new wells to the current offload terminal at the facility. One of these wells is in the final stages of regulatory approval and we expect this well to be operational late in the fourth quarter of 2015 unless the regulatory approval process is further delayed beyond the end of 2015. The other well in process is still under construction and is expected to be completed in 2016. With the addition of these two new wells, the total down-hole injection capacity of all of our Appalachian Class II salt water disposal wells will more than double, increasing our disposal capacity to approximately 32,000 barrels per day. Since these wells are connected to our current offload facilities by the new pipeline, the wells are expected to operate at a relatively small incremental cost which should positively impact the Company’s disposal margins.

In addition to the four new wells at our Mills Hunter facility, the Company is currently in the final stage of completing and obtaining regulatory approval for an additional well in West Virginia in our service area that we expect to be operating before the end of 2015 unless the regulatory process is delayed beyond the end of 2015.

The Mills Hunter terminal is located along the Ohio River. It is our intention to continue to develop the facility to include barge unloading capabilities. Over the last couple of years, the Company has acquired or leased various sites along the Ohio River in Appalachia in anticipation of the use of barges as a low cost method of hauling fluids. We anticipate initiating barge hauling services in 2016, depending on available capital resources, as we complete the addition of the new disposal wells at the Mills Hunter facility, develop the barge offload infrastructure at Mills Hunter and develop the infrastructure at our various other leased sites.

GreenHunter Water also operates a fleet of 37 trucks located in Appalachia that are used to transport fluids to disposal and water treatment sites. Included in this total is a growing fleet of transport trucks and U.S. Department of Transportation (“DOT”) rated 407 trailers for hauling hydrocarbons and water with the presence of hydrocarbons. We believe growing our fleet by adding additional trucks and DOT rated 407 trailers will be key in giving us the advanced water hauling capabilities required by our customers in much of the Appalachian Region. In addition, we can bill a higher rate per hour for these trucks when compared to more traditional water hauling trucks. In much of 2014, we relied heavily on less profitable third party trucking companies for much of our water hauling needs. The Company ceased to use third party trucking in 2015. The Company is currently adding 8 new trucks to its fleet, all of which will have 407 rated trailers. The Company has taken delivery of three of these trucks with DOT 407 rated trailers. Two of these trucks were put in service in the third quarter of 2015. An existing truck was also fitted with a new 407 rated trailer during this same quarter. The remaining trucks are expected to be put in service during the fourth quarter of 2015. We expect to be able to charge higher hourly rates on these new trucks, which should increase our trucking margin.

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

In 2014, the Company announced plans to construct three pipelines that will be used to transport oilfield waste water (brine), fresh water, and hydrocarbons (condensate and NGLs), respectively, with the point of delivery being along the Ohio River. We expect to deliver the hydrocarbons by barge to the purchasers, as well as deliver the waste water by barge to our disposal wells. We also expect the use of the pipelines and barges to substantially reduce the cost of transporting these products and give us a significant competitive advantage in both areas. In mid-2014, the Company signed a definitive agreement with a third party to construct these pipelines with funding to be provided by the third party. The third party was unable to provide the financing by the August 30, 2014 deadline. The Company will need to secure additional capital in order to initiate this plan.

Other

On July 22, 2014, the Company announced that it has filed with the Internal Revenue Service a request for a ruling that income derived by a newly formed Limited Partnership (“MLP”) from the handling of fluid, storage, treatment and disposal services, frac tank rental, water monitoring services, and environmental remediation services that constitute a part of the exploration, developmental, mining, processing, refining and transportation of natural resources will in fact constitute “Qualified Income” under certain sections of the Internal Revenue Code of 1986, as amended. Management and the Board have determined that utilizing an MLP structure will be the most efficient way to fund our future capital needs. The Internal Revenue Service discontinued issuing letter rulings related to MLPs as it considered new guidelines related to the issuing of these rulings, but the pause was lifted as of March 6, 2015, and we anticipate receiving a ruling after the associated regulations are issued. We received a letter from the Internal Revenue Service dated April 1, 2015 requesting additional information concerning our business operations, which we provided. As of September 30, 2015, the Company has not received any further response from the Internal Revenue Service regarding its request for a private letter ruling.

Current Plan of Operations and Ability to Operate as a Going Concern

As of September 30, 2015, we had a working capital deficit of $16.7 million. We were not in compliance with a certain existing debt covenant contained in a secured debt agreement as of December 31, 2014. We obtained a waiver from the lender for non-compliance of the debt covenant for the year ending December 31, 2014 and for an additional grace period for the year ending December 31, 2015. Additionally, we were not in compliance with certain covenants including a financial debt covenant related to our $13 million senior secured financing agreement at June 30, 2015. Our non-compliance was mainly due to delays in the state regulatory process necessary to finalize the permits on our new wells, and decreases in both our trucking and disposal business in the second quarter related to a slow-down in hydraulic fracturing activity in our area of operations which resulted in a significant decrease in flow-back water. We have obtained a waiver of the non-compliance of the covenants from the lender for both the second and third quarters of 2015. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our $13 million senior secured financing agreement has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. Part of the waiver agreements terms was that the Company must raise $2 million in net proceeds through the sale of equity by the end of 2015. The Company also agreed to temporarily increase its monthly royalty payment as required by the Agreement from $0.10 per each barrel of disposal water to the greater of $0.12 per barrel or five percent (annualized) of the outstanding balance of the note until certain conditions are met, which includes a $2 million equity raise requirement. For further explanation, see Note 7, Stockholder’s Equity to the unaudited condensed consolidated financial statements.

We were able to place new revenue producing assets into service in the third quarter of 2015 that were financed by the proceeds from our $13 million senior secured financing agreement and are currently in various stages of adding additional revenue producing assets also financed by this agreement. Even if we are able to add additional revenue from these new assets, we do not expect to meet all of the financial covenants contained in this financing agreement for the fourth quarter of 2015 or for other subsequent periods. Accordingly, the $13 million senior secured financing agreement was reclassified as a current obligation. If we do not meet these covenants, we will have to seek additional covenant waivers from our lender and, if these waivers are granted, we will likely have to make additional concessions to our lender. These and other uncertainties raise substantial doubt about our ability to continue as a going concern.

In late 2013, the Company decided to sell all of its disposal wells, properties and equipment located in South Texas and Oklahoma with the exception of a small amount of equipment that we moved to Appalachia and to discontinue operation in both of these areas in order to concentrate its efforts in the higher revenue region of Appalachia. We believe the Appalachian region represents our best opportunities for growth and highest overall margins. We closed on the sale of all of our South Texas assets in 2014 and have ceased operations in South Texas. The remaining assets located in Oklahoma continue to be held for sale at September 30, 2015. The Company has recorded impairment of $1.1 million on these Oklahoma assets during the second half of 2014. The assets are being marketed at amounts equal to or in excess of their remaining net book value as of September 30, 2015. Once the assets are sold, we intend to cease operating in Oklahoma.

The Company has a credit facility with its Chairman and Interim Chief Executive Officer under which the Company can borrow up to $2.0 million, which is currently unfunded. The credit facility has currently been extended until June 30, 2016. Since this credit facility is not collateralized, any future borrowing under the facility will be subordinate to the $13 million senior secured financing agreement.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration statement allowed for the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $1.9 million related to selling stock in the six months ended June 30, 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 306,211. These proceeds are not related to the $2 million of net proceeds that the Company is required to raise in the fourth quarter per the recent senior secured financing waiver and amendment. The Company may opt to sell additional shares of stock during 2015 based upon financial need, market conditions and other factors. Certain restrictions apply to the use of Form S-3 if the Company fails to pay a monthly dividend on its Series C Cumulative Preferred Stock including certain restrictions on ATM sales of common stock. The Company did not pay this dividend in July, 2015 and may not pay future dividends until certain obligations are fulfilled. See further explanations in Note 7, Stockholder’s Equity to the unaudited condensed consolidated financial statements.

On July 24, 2015, the Company received regulatory approval to begin injecting into two new wells at our Mills Hunter facility located in Meigs County, Ohio. A third well at this facility is in the final stages of completion and regulatory approval and is expected to commence operations late in the fourth quarter of 2015 unless there are further delays in the regulatory approval process beyond the end of 2015. A fourth well is under construction at the Mills Hunter facility and is expected to become operational during 2016. All of these wells are connected by a pipeline to our current offload terminal in the Mills Hunter facility. This increase in capacity is in line with earlier projections made by the Company to double injection capacity by the second half of 2015. One other well in West Virginia is also in the final stages of regulatory approval and we expect to place this well into service during the fourth quarter of 2015 unless there are further delays in the regulatory approval process beyond the end of 2015. The addition of these wells will bring GreenHunter’s SWD well count up to 14 in the Appalachia Basin, with a new total daily injection capacity exceeding 32,000 barrels per day. Since these new wells utilize existing offload facilities that connect to the wells via the new pipeline, the Company will experience a relatively small amount of incremental cost to operate these new wells.

Additional projects being funded by the $13 million senior secured financing agreement would include, but are not limited to the purchase of 8 new trucks (3 of which were delivered with two in service at quarter-end), 11 new DOT rated 407 trailers (four of which were delivered with three in service at quarter-end), and the building out of infrastructure that will enable us to commence barging operations. The addition of new disposal well capacity and these new trucks, which are billable at rates in excess of traditional fluid hauling trucks, are expected to contribute significant cash flow to the Company’s operations in the last half of 2015. We do not expect any contribution to cash in 2015 from barging operations. Completion of the required infrastructure will likely be late in 2016, at the earliest, based upon market conditions.

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

We may not have sufficient cash reserves to meet all of our anticipated operating obligations or funds for future growth projects for the next twelve months from November 16, 2015, the date these financial statements were issued. The following sources of funds are available to the company to help fund our obligations during this period:

•

The use of five new disposal wells that have or will begin operating inlate 2015 or in 2016 in the Appalachian Region. These five new wells will allow us to reach our goal of more than doubling our disposal capacity in 2015. We intend to continue to look for opportunities to add additional disposal wells in 2015.

•

The addition of 8 new trucks and 11 new DOT rated 407 trailers to our fleet to reduce our dependence on third party trucking needed and will enable us to meet the current and future demands of our customers. We also expect these trucks, which are billable at rates higher than standard water hauling trucks, to improve our profit margins.

•

The development of our barge facilities which will enable the Company to transport water to disposal sites at prices more competitive than traditional transportation methods such as trucking. The Company expects this to result in higher profit margins as compared to traditional transportation methods. The Company received permission from the U.S. Coast Guard in the fourth quarter of 2014 to begin barging oilfield waste water, and barging activities are expected to begin in 2016.

•

Through the solicitation of a private placement, the infusion of $2 million of net proceeds through the sale of the Company’s equity by the end of 2015. We will be required to use these proceeds for capital projects as stipulated in the $13 million senior secured financing agreement.

Our ability to fund all of our planned capital expenditures is largely dependent on the Company’s ability to secure additional new capital. Management believes that the steps we have taken to improve our working capital position. There can be no assurance that the Company will be successful in raising sufficient capital to fund the development of our water management business and associated ventures or that we will generate sufficient cash flow to fund our ongoing operating cash flow needs, in which case, we will be required to seek alternative financing, sell our assets, or any combination thereof. Further, considering our financial condition, we may be forced to accept financing or sell assets at terms less favorable than would otherwise be available; however, we have been successful in achieving at least market value for the non-core assets sold to date.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014:

The following table summarizes results from continuing operations for the three months ended September 30, 2015 and 2014:

	2015	2014	Change	Change%
Revenues:
Water disposal revenue	$2,980,793	$3,424,319	$(443,526)	(13.0%)
Internal transportation revenue	1,368,150	2,152,795	(784,645)	(36.4%)
Third party trucking revenue	-	290,068	(290,068)	(100.0%)
Environmental services revenue	1,845	52,755	(50,910)	(96.5%)
Skim oil revenue	86,740	197,592	(110,852)	(56.1%)
Storage rental revenue and other	54,025	145,417	(91,392)	(62.8%)
Total revenues	4,491,553	6,262,946	(1,771,393)	(28.3%)
Direct cost of goods and services provided:
Water disposal expense	1,440,244	1,721,889	(281,645)	(16.4%)
Internal transportation expense	974,410	1,218,393	(243,983)	(20.0%)
Third party trucking expense	-	215,389	(215,389)	(100.0%)
Environmental services expense	118,380	283,664	(165,284)	(58.3%)
MAG Tank™ expense	14,222	98,313	(84,091)	(85.5%)
Other expense	3,076	4,131	(1,055)	(25.5%)
Total direct cost of goods and services provided	2,550,332	3,541,779	(991,447)	(28.0%)
Margin (1)	1,941,221	2,721,167	(779,946)	(28.7%)
Margin %	43.2%	43.4%
Depreciation and accretion expense	864,856	725,224	139,632	19.3%
Selling, general and administrative	1,745,597	3,216,764	(1,471,167)	(45.7%)
Gain on sale of assets	(18,106)	(26,000)	7,894	(30.4%)
Gain on settlements	(2,287)	-	(2,287)	100.0%
Interest and other Expense	605,161	299,720	305,441	101.9%
Operating loss	$(1,254,000)	$(1,494,541)	$240,541	16.1%
Operating metrics:
Water disposal barrels	969,199	1,016,812	(47,613)	(4.7%)
Water disposal revenue / barrel	$3.08	$3.37	$(0.29)	(8.6%)
Water disposal expense / barrel	$1.49	$1.69	$(0.20)	(11.8%)
Internal transportation hours	13,701	21,623	(7,922)	(36.6%)
Internal transportation revenue / hour	$99.86	$99.56	$0.30	0.3%
Internal transportation expense / hour	$71.12	$56.35	$14.77	26.2%
Third party trucking hours	-	2,774	(2,774)	(100.0%)
Third party trucking revenue / hour	$-	$103.06	$(103.06)	(100.0%)
Third party trucking expense / hour	$-	$101.38	$(101.38)	(100.0%)

(1)

Margin is defined as revenues less direct cost of goods and services provided, excluding the following: depreciation and accretion; impairment; selling, general and administrative expense; and gains and/or losses on asset sales and settlements.

Total Revenues

The 13% decrease in disposal revenue related to continuing operations was due mainly due to the general downturn in the oil and gas industry caused by low commodity prices. The Company has been particularly affected by the fact that new drilling and well completion, which includes hydraulic fracturing (fracking) of wells, was substantially reduced in our service area in the third quarter of 2015. This lack of fracking has led to greatly reduced volumes of flow-back water, which is water circulated back out of the well during the fracking process, being received for disposal in the current quarter. Previously, flow-back water was approximately 20% to 25% of our business. The Company saw increases in disposal volumes late in the third quarter, which was helped by the addition of two new wells at our Mills Hunter facility. At this point, any increase in volumes that we experience will be a result of our being able to increase our market share. The current decrease in demand for the type of services we offer is creating a downward pressure on the average price per barrel, which fell over 8% from the same quarter in 2014, that we are able to receive for our services.

The 36% decrease in internal transportation revenue is also mainly due to the general downturn in our industry and more specifically due to a general decline in drilling, hydraulic fracturing, and completion of new wells in our service area which has resulted in less flow-back water to be hauled and disposed of.

The decrease in both third party trucking hours and revenue was due to the Company’s decision to not use third party trucking during all of 2015. The Company was losing money using third party trucking and has decided not to use them at this time.

Our environmental services business was new in 2014. Its revenue has not been increasing due to the Company’s lack of working capital to acquire the equipment needed to grow this business. We believe this business represents a good opportunity and we intend to try to grow this business as working capital becomes available to do so.

Skim oil revenue decreased approximately 56% from the three months ending September 30, 2015 and 2014. Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that is mixed with the water and is hauled to our disposal tanks. The oil typically floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil sales are determined by the quantity of oil in the waste stream delivered to our facilities and the price per barrel of oil, over which we have no control. However, flow-back water tends to have more skim oil than normal produced water and this has helped contribute to the lower skim oil revenue as there is little or no flow-back water currently.

Storage rental and other revenues consist of a majority of lease revenues from leasing frac storage tanks. The 63% decline in the three months ending September 30, 2015, as compared to the same period ended in 2014, is due to the decline in renting of frac tanks, due to the energy industry downturn.

Direct Cost of Goods and Services Provided

Our costs related to water disposal decreased by about 16% in the three months ending September 30, 2015 compared to the same period in 2014. Disposal volumes decreased 5% for the same periods, and the corresponding incremental decrease in expenses was mainly due to increased efficiencies allowed by connecting our two new disposal wells at the Mills Hunter facility via pipeline to our existing offload facility. The Company expects to see similar efficiencies as it adds additional wells by pipeline to the same offload facility during the last half of 2015.

Our costs from continuing operations related to internal trucking decreased by 20% in the third quarter of 2015 when compared to the third quarter of 2014. This decrease was mainly due to a 37% decrease in trucking hours due to the downturn in the industry.

Our third party trucking expense was $0 for the third quarter of 2015 due to our previous decision to no longer use third party trucking because it is not profitable.

Environmental Services expenses increased in the third quarter 2015 compared to the same quarter in 2014 mainly because the Company uses the Environmental Services to perform service work on its own facilities and equipment since the cost is lower when compared to using outside vendors. We recognize no revenue for this internal work. Thus, even though the expenses in this area are substantially higher than its revenue, we believe the Company benefits from being able to perform these services internally.

MAG Tank™ expense was lower in the third quarter of 2015 compared to the third quarter of 2014 due to a decrease in demand to move previously sold or rented MAG Tanks™ in the current quarter.

Interest and Other Expense

The Company’s $13 million senior secured financing agreement increased interest expense for operations, since this financing agreement was utilized for the third quarter of 2015 but not in the same period in 2014.

Depreciation and Accretion Expense

Depreciation and accretion expense increased mainly due the new assets that were placed in service during 2015.

Selling, General and Administrative Expense

The following is a schedule of our selling, general and administrative expense for the three months ended September 30, 2015:

	2015	2014	Variance	Change %
Personnel and related costs	$1,005,026	$1,417,178	$(412,152)	(29.1%)
Stock based compensation	285,957	1,110,888	(824,931)	(74.3%)
Office and related costs	198,200	273,467	(75,267)	(27.5%)
Travel, selling, and marketing	90,978	158,801	(67,823)	(42.7%)
Professional fees	119,524	232,906	(113,382)	(48.7%)
Taxes and permits	45,912	23,524	22,388	95.2%
Total	$1,745,597	$3,216,764	$(1,471,167)	(45.7%)

Selling, general and administrative expense (“SG&A”) decreased 46% at September 30, 2015, as compared to the same quarter in 2014. This decrease was mainly due to two things. First, we had decreased stock based compensation expense mainly due to various grants that have become fully vested subsequent to this time last year and thus, are no longer being expensed. Secondly, the Company has made a concentrated and successful effort to cut administrative personnel costs over the last year. We believe we can grow our business substantially with little additional increase in SG&A expense and thus, we do not expect any substantial growth in SG&A for the remainder of 2015 or early 2016.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014:

The following table summarizes results from continuing operations for the nine months ended September 30, 2015 and 2014:

	2015	2014	Change	Change %
Revenues:
Water disposal revenue	$9,004,231	$10,739,288	$(1,735,057)	(16.2%)
Internal transportation revenue	4,557,448	5,631,114	(1,073,666)	(19.1%)
Third party trucking revenue	-	3,067,439	(3,067,439)	(100.0%)
Environmental services revenue	31,211	54,755	(23,544)	(43.0%)
MAG Tank™ revenue	119,587	886,142	(766,555)	(86.5%)
Skim oil revenue	224,243	718,480	(494,237)	(68.8%)
Storage rental revenue and other	326,124	516,576	(190,452)	(36.9%)
Total revenues	14,262,844	21,613,794	(7,350,950)	(34.0%)
Direct cost of goods and services provided:
Water disposal expense	4,749,498	6,279,382	(1,529,884)	(24.4%)
Internal transportation expense	3,149,741	4,162,644	(1,012,903)	(24.3%)
Third party trucking expense	-	3,084,742	(3,084,742)	(100.0%)
Environmental services expense	502,059	358,230	143,829	40.1%
MAG Tank™ expense	185,538	649,893	(464,355)	(71.5%)
Other expense	3,520	16,856	(13,336)	(79.1%)
Total direct cost of goods and services provided	8,590,356	14,551,747	(5,961,391)	(41.0%)
Margin (1)	5,672,488	7,062,047	(1,389,559)	(19.7%)
Margin %	39.8%	32.7%
Depreciation and accretion expense	2,519,429	2,218,366	301,063	13.6%
Selling, general and administrative	6,637,395	9,987,964	(3,350,569)	(33.5%)
(Gain) loss on sale of assets	(29,586)	39,198	(68,783)	(175.5%)
Gain on settlements	(38.072)	(133,554)	95.482	(71.5%)
Interest and other Expense	1,200,753	1,023,315	177,437	17.3%
Operating loss	$(4,617,431)	$(6,073,242)	$1,455,811	24.0%
Operating metrics:
Water disposal barrels	2,636,358	2,930,389	(294,031)	(10.0%)
Water disposal revenue / barrel	$3.42	$3.66	$(0.24)	(6.6%)
Water disposal expense / barrel	$1.80	$2.14	$(0.34)	(15.9%)
Internal transportation hours	44,801	52,528	(7,727)	(14.7%)
Internal transportation revenue / hour	$101.73	$107.20	$(5.47)	(5.1%)
Internal transportation expense / hour	$70.31	$79.25	$(8.94)	(11.3%)
Third party trucking hours	-	33,892	(33,892)	(100.0%)
Third party trucking revenue / hour	$-	$90.51	$(90.51)	(100.0%)
Third party trucking expense / hour	$-	$91.02	$(91.02)	(100.0%)
(1)

Margin is defined as revenues less direct cost of goods and services provided, excluding the following: depreciation and accretion; impairment; selling, general and administrative expense; and gains and/or losses on asset sales and settlements.

Total Revenues

The 16% decrease in disposal revenue related to continuing operations was mainly due to a decrease of about 10% in disposal volumes along with a 7% decrease in average disposal price per barrel. The decreases in both volume and average price per barrel are related to depressed commodity prices for both oil and natural gas that has caused a general economic downturn in our industry that began in late 2014. These decreases occurred despite the addition of two disposal wells at our Mills Hunter facility in the third quarter Additionally, some of the decrease was due to a continual reduction in flow-back water received for disposal due to a reduction in hydraulic fracturing and new well completion in our service area, which is also related to the downturn in the oil and natural industry. The addition of the new wells and the resulting increase in our disposal capacity is allowing us to seek new disposal contracts with both current and new customers who have needs to dispose of volumes that we previously were not able to handle. The Company is currently aggressively pursuing these new contracts.

The 19% decrease in internal transportation revenue is due to a decline by 15% in trucking hours, mainly caused by limited flow-back water to be hauled, particularly in the second and third quarters of 2015.

The decrease in both third party trucking hours and revenue was due not using third party trucking in all of 2015. The Company was losing money using third party trucking and has decided not to use them at this time.

Our environmental services business was new in 2014. Its revenue has not been increasing due to the Company’s lack of working capital to acquire the equipment needed to grow this business. We believe this business represents a good opportunity and we intend to try to grow this business as working capital becomes available to do so.

The decrease in MAG Tank™ revenue was mainly due to the sale of a tank in the first nine months of 2014 with no comparable sale in the same period of 2015. The revenue in 2015 was related to charges for moving previously sold tanks and from the Company’s first rental of a MAG Tank™ beginning late in the first quarter of 2015.

Skim oil revenue decreased by 69% in the first nine months of 2015 compared to the same period of 2014. Skim oil, or hydrocarbon liquids, a by-product of the disposal process, is oil that is mixed with the water and is hauled to our disposal tanks. The oil typically floats to the top of the tank and is “skimmed” off and ultimately sold. Skim oil sales are determined by the quantity of oil in the waste stream delivered to our facilities and the price per barrel of oil, over which we have no control.

Storage rental and other revenues consist of a majority of lease revenues from leasing frac storage tanks. The 37% decline in the first nine months of 2015, as compared to the same period in 2014, is due to the decline in renting of frac tanks, due to the energy industry downturn.

Direct Cost of Goods and Services Provided

Our costs related to water disposal decreased by about 24% in the nine months ending September 30, 2015 compared to the same period in 2014. Disposal volumes only decreased 10% for the same periods, and the corresponding incremental decrease in expenses was mainly due to increased efficiencies allowed by connecting our two new disposal wells at the Mills Hunter facility via pipeline to our existing offload facility. The Company expects to see similar efficiencies as it adds additional wells by pipeline to the same offload facility during the last half of 2015.

Our costs related to internal trucking decreased by roughly 24% in the first nine months of 2015 when compared to the same period in 2014. This decrease was mainly due to a 15% decrease in trucking hours. Additionally, fuel costs were lower, on average, during 2015 compared to the same period in 2014 due to the decline in the price of oil and the related effect on diesel fuel prices between the two periods. Additional efficiencies due to management’s efforts to decrease costs over the last year also contributed to the decrease.

Our third party trucking expense was $0 in the first nine months of 2015 due to our decision to no longer use third party trucking at this time because it is not profitable.

Environmental Services expenses increased because we were not in this business in the first five months of 2014 compared to the full nine months of 2015. Additionally, the Company uses the Environmental Services to perform service work on its own facilities and equipment since the cost is lower when compared to using outside vendors. We recognize no revenue for this internal work. Thus, even though the expenses in this area are substantially higher than its revenue, we believe the Company benefits from being able to perform these services internally.

MAG Tank™ expense was mainly lower in 2015 due to the cost of inventory expensed in the first nine months of 2014 related to the sale of a tank with no corresponding sale in the first nine months of 2015.

Depreciation and Accretion Expense

Depreciation and accretion expense increased mainly due to the additional disposal wells and the Mills Hunter pipeline facility assets that were placed in service for the first nine months of 2015.

Interest and Other Expense

The Company’s $13 million senior secured financing agreement increased interest expense for operations, since this financing agreement was utilized for the third quarter of 2015 but not in the same period in 2014, which was somewhat offset by reducing other notes payable.

Selling, General and Administrative Expense

The following is a schedule of our selling, general and administrative expense for the nine months ended September 30,:

	2015	2014	Variance	Change %
Personnel and related costs	$3,022,025	$4,116,432	$(1,094,407)	(26.6%)
Stock based compensation	1,807,727	3,714,700	(1,906,973)	(51.3%)
Office and related costs	761,695	902,718	(141,023)	(15.6%)
Travel, selling, and marketing	266,337	320,563	(54,226)	(16.9%)
Professional fees	632,543	788,022	(155,479)	(19.7%)
Taxes and permits	147,068	145,529	1,539	1.1%
Total	$6,637,395	$9,987,964	$(3,350,569)	(33.5%)

Selling, general and administrative expense (“SG&A”) decreased 34% in the first nine months of 2015 compared to the same period in 2014. Most of this decrease was related to a stock grant to our chairman and other senior officers in the first half of 2014 compared to much smaller grants in the same period of 2015, which is reflected as stock compensation expense in the table above. Additionally, stock option expense was lower due to several grants that became fully vested in the prior year which also decreased stock compensation expense. Other significant decreases in personnel costs are related to management’s efforts to cut those costs over the last year. We believe we can grow our business substantially with little additional increase in SG&A expense and thus, we do not expect any substantial growth in SG&A for the remainder of 2015 and early 2016.

Liquidity and Capital Resources

Overview

Through the first nine months of 2015, we generally relied upon cash generated from operations, our $13 million senior secured financing agreement, proceeds from the sale of securities in the capital markets and through private stock placements to fund our business. Our ability to fund our ongoing operations, our planned capital expenditures, and our potential acquisitions depends on our future operating performance and our continued ability to borrow under the credit facility arrangement with our Chairman / Interim Chief Executive Officer.

As of September 30, 2015, we had a working capital deficit of $16.7 million. We were not in compliance with a certain existing debt covenant contained in a secured debt agreement as of December 31, 2014. We obtained a waiver from the lender for non-compliance of the debt covenant for the year ending December 31, 2014 and for an additional grace period for the year ending December 31, 2015. Additionally, we were not in compliance with certain covenants including a financial debt covenant related to our $13 million senior secured financing agreement at June 30, 2015. Our non-compliance was mainly due to delays in the state regulatory process necessary to finalize the permits on our new wells, and decreases in both our trucking and disposal business in the second quarter related to a slow-down in hydraulic fracturing activity in our area of operations which resulted in a significant decrease in flow-back water. We have obtained a waiver of the non-compliance of the covenants from the lender for both the second and third quarters of 2015. In exchange for obtaining a waiver of non-compliance, the Note Purchase Agreement for our $13 million senior secured financing agreement has been amended to require us not to pay dividends on our Series C Cumulative Preferred stock unless we have been in compliance with the Agreement’s debt covenants for two consecutive quarters. The Company may then resume dividend payments, subject to certain conditions. Part of the waiver agreements terms was that the Company must raise $2 million in net proceeds through the sale of equity by the end of 2015. The Company also agreed to temporarily increase its monthly royalty payment as required by the Agreement from $0.10 per each barrel of disposal water to the greater of $0.12 per barrel or five percent (annualized) of the outstanding balance of the note until certain conditions are met, which includes a $2 million equity raise requirement. For further explanation, see Note 7, Stockholder’s Equity to the unaudited condensed consolidated financial statements.

We were able to place new revenue producing assets into service in the third quarter of 2015 that were financed by the proceeds from our $13 million senior secured financing agreement. We are currently in various stages of adding additional revenue producing assets to our portfolio that was also financed by this agreement. Even if we are able to add additional revenue from these new assets, we do not expect to meet all of the financial covenants contained in this financing agreement for the fourth quarter of 2015 or for other subsequent periods. Accordingly, the $13 million senior secured financing agreement was reclassified as a current obligation to our unaudited condensed consolidated balance sheet. If we do not meet these covenants, we will have to seek additional covenant waivers from our lender and, if these waivers are granted, we will likely have to make additional concessions to our lender. These and other uncertainties raise substantial doubt about our ability to continue as a going concern.

Please see additional information in both the Forecast section of management’s discussion and analysis (MD&A) and Note 2, Liquidity to the unaudited condensed consolidated financial statements.

Cash Flow and Working Capital

As of September 30, 2015, we had cash and cash equivalents of approximately $480 thousand and a working capital deficit of $16.7 million as compared to cash and cash equivalents of $570 thousand and a working capital deficit of $5.4 million as of September 30, 2014. The cause of the decreases in cash and cash equivalents and increase in the working capital deficit are due to the activities described below.

Cash flows from both continuing operations and discontinued operations are included in the Company’s Statement of Cash Flows.

Operating Activities

During the first nine months of 2015 and 2014, operating activities used $2.7 million and $4.1 million, respectively. As cash flows from operating activities may not be sufficient to meet our operating needs in the near term, we may have to rely on other sources of cash.

Investing Activities

During the nine months ended September 30, 2015, investing activities used approximately $4.4 million in net cash, mainly due to new infrastructure projects and asset purchases which include but are not limited to several new disposal wells that are either completed or are in various stages of completion and the purchase of new trucks and trailers for our disposal operations. These purchases were somewhat offset by the sale of our Mesquite Lake facility. During the nine months ended September 30, 2014, investing activities provided approximately $9.5 million in net cash, mainly due to the sale of our assets in South Texas that were held for sale at that time.

Financing Activities

During the nine months ended September 30, 2015, our financing activities provided $7.3 million. This includes funding from the $13 million Senior Secured Financing Agreement and $2.0 million of net proceeds from sales of equity securities offset by $4.8 million for the payment of notes payable, $1.5 million of deferred debt costs and the payment of $2.5 million of preferred stock dividend payments.

During the nine months ended September 30, 2014, our financing activities used $6.2 million, mainly from $1.8 million in notes payable proceeds offset by $4.2 million in note payments and payment of $3.7 million of preferred stock dividend payments.

The Company’s current business plan projections, due to the downturn in the energy industry, do not support our ability to repay our loan principal and interest payments with operating cash flow for the fourth quarter of 2015 and for all of 2016 with operating cash flow alone. Therefore, the balance of our senior secured financing agreement has been classified as current.

Forecast

The Company has a credit facility with its Chairman / Interim Chief Executive Officer under which the Company can borrow up to $2.0 million, which is currently unfunded. The credit facility has currently been extended until June 30, 2016. This non-collateral Tech facility if funded, will be subordiante to the Company’s $13 million senior secured financimng agreement.

On August 11, 2014, GreenHunter Resources filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective on October 24, 2014. The registration statement allowed the Company to sell from time to time, in one or more offerings, any combination of its debt securities, guarantees of debt securities, common stock, preferred stock and warrants in an aggregate initial offering price of up to $150.0 million. The Company has received net proceeds of approximately $2 million related to selling stock in the nine months ended September 30, 2015, including both a private placement of 3,333,334 shares and additional shares issued at the ATM of 306,211. The Company may opt to sell additional shares of stock during 2015 based upon financial needs, market conditions and other factors. Due to the failure to pay the July and subsequent dividends in 2015 on the Series C Cumulative Preferred stock, and the possibility that we will miss future dividend payments, we now have certain restrictions on our use of the Form S-3 filing. See further explanation in the Preferred Stock section of Note 7, Stockholder’s Equity to the unaudited condensed consolidated financial statements.

We entered into, during the second quarter of 2015, a new $13 million senior secured financing agreement with private lender. We are using a portion of these funds to increase our revenue base by adding up to five new disposal wells in the second half of 2015, by adding eight new trucks with DOT rated trailers to our fleet, and building out our barging infrastructure at our Mills Hunter facility. The additional wells will more than double our disposal capacity.

Our failure to service this $13.0 million finacing agreement or to comply with its applicable debt covenants could result in default under the related debt agreement, which could result in the acceleration of the payment of such debt. We failed certain financial covenants related to this financing agreement for both the second and third quarters of 2015 which placed us in default of the terms of the loan. We received a waiver from our lender for this default for both quarters. Part of the waiver agreements terms was that the Company must raise $2 million in net proceeds through the sale of equity by the end of 2015. The Company currently believes that it will be in default of its restrictive financial debt covenants as of December 31, 2015.

We may not have sufficient cash reserves to meet all of our anticipated operating obligations or funds for future growth projects for the next twelve months from November 16, 2015, the date these financial statements were issued. The following sources of funds are available to the company to help fund our obligations during this period:

•

The use of five new disposal wells that have or will begin operating in late 2015 or in 2016 in the Appalachian Region. These five new wells will allow us to reach our goal of more than doubling our disposal capacity in 2015. We intend to continue to look for opportunities to add additional disposal wells in 2015.

•

The addition of 8 new trucks and 11 new DOT rated 407 trailers to our fleet to reduce our dependence on third party trucking needed and will enable us to meet the current and future demands of our customers. We also expect these trucks, which are billable at rates higher than standard water hauling trucks, to improve our profit margins.

•

The development of our barge facilities which will enable the Company to transport water to disposal sites at prices more competitive than traditional transportation methods such as trucking. The Company expects this to result in higher profit margins as compared to traditional transportation methods. The Company received permission from the U.S. Coast Guard in the fourth quarter of 2014 to begin barging oilfield waste water, and barging activities are expected to begin in 2016.

•

Through the solicitation of a private placement, the infusion of $2 million of net proceeds through the sale of the Company’s equity by the end of 2015. We will be required to use these proceeds for capital projects as stipulated in the $13 million senior secured financing agreement.

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

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015. This evaluation included consideration of the controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, in such a manner as to allow timely decisions regarding the required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

GreenHunter Resources, Inc.

Date: November 16, 2015	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Kirk J. Trosclair
Kirk J. Trosclair
Executive Vice President and Chief Operating Officer

Date: November 16, 2015	By:	/s/ Ronald T. McClung
Ronald T. McClung
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 16, 2015	By:	/s/ Morgan F. Johnston
Morgan F. Johnston
Senior Vice President, General Counsel and Secretary